Form 10-Q
period 2014-03-31
BIOCEPT INC
filed 2014-05-14
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 001-36284

Biocept, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0943522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5810 Nancy Ridge Drive, San Diego, California

(Address of principal executive offices)

92121

(Zip Code)

(858) 320-8200

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2014, there were 4,449,594 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2014

IMPORTANT NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report other than statements of historical fact, are forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in our other filings with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made except as required by law. Readers should, however, review the factors and risks we describe in the reports and registration statements we file from time to time with the SEC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	March 31,
	2013	2014
		(unaudited)
Current assets:
Cash and cash equivalents	$69,178	$10,417,277
Accounts receivable	9,200	26,000
Inventories, net	92,823	96,904
Prepaid expenses and other current assets	799,131	447,596

Total current assets	970,332	10,987,777
Fixed assets, net	358,887	301,231
Other non-current assets	500	500

Total assets	$1,329,719	$11,289,508

Current liabilities:
Accounts payable	$1,540,618	$952,096
Accrued liabilities	2,242,058	480,559
Line of credit	1,981,000	—
Notes payable	5,200,599	—
Warrant liability	2,140,532	6,538
Supplier financings	218,925	20,457

Total current liabilities	13,323,732	1,459,650
Deferred rent	462,001	473,080

Total liabilities	13,785,733	1,932,730

Commitments and contingencies (see Note 8)
Shareholders’ equity/(deficit):
Series A convertible preferred stock, $0.0001 par value, 100,000,000 authorized; 69,421,047 issued and outstanding at December 31, 2013; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2014; liquidation preference of $41,652,628 at December 31, 2013 (see Note 2).	6,942	—
Common stock, $0.0001 par value, 53,000,000 authorized; 185,550 issued and outstanding at December 31, 2013; 40,000,000 authorized; 4,449,594 issued and outstanding at March 31, 2014 (see Note 2).	19	445
Additional paid-in capital	109,958,001	136,905,180
Accumulated deficit	(122,420,976)	(127,548,847)

Total shareholders’ equity/(deficit)	(12,456,014)	9,356,778

Total liabilities and shareholders’ equity/(deficit)	$1,329,719	$11,289,508

The accompanying notes are an integral part of these unaudited condensed financial statements

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the quarter ended March 31,
	2013	2014
Revenues	$35,154	$28,275
Cost of revenues	547,251	658,315

Gross profit/(loss)	(512,097)	(630,040)
Operating expenses
Research and development expenses	710,206	1,008,929
General and administrative expenses	451,157	1,876,912
Sales and marketing expenses	96,404	11,142

Loss from operations	(1,769,864)	(3,527,023)
Other income/(expense)
Interest expense, net	(467,564)	(1,394,444)
Change in fair value of warrant liability	317,993	(206,404)
Other income/(expense)	(5,739)	—

Total other income/(expense)	(155,310)	(1,600,848)

Loss before income taxes	(1,925,174)	(5,127,871)
Income tax expense	(800)	—

Net loss & comprehensive loss	$(1,925,974)	$(5,127,871)

Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	180,540	2,617,275

Diluted	180,540	2,617,275

Net loss per common share:
Basic	$(10.67)	$(1.96)

Diluted	$(10.67)	$(1.96)

The accompanying notes are an integral part of these unaudited condensed financial statements

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the quarter ended March 31,
	2013	2014
Cash Flows From Operating Activities
Net loss	$(1,925,974)	$(5,127,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,452	57,656
Inventory reserve	(29,856)	(601)
Stock-based compensation	10,510	894,940
Non-cash interest expense related to convertible debt and other financing activities	465,799	1,382,777
Change in fair value of warrant liabilities	(317,993)	206,404
Increase/(decrease) in cash resulting from changes in:
Accounts receivable	(12,211)	(16,800)
Inventory	1,274	(3,480)
Prepaid expenses and other current assets	125,156	(393,902)
Accounts payable	(151,547)	(830,735)
Accrued liabilities	(16,271)	(1,272,654)
Deferred rent	(2,850)	11,079

Net cash used in operating activities	(1,784,511)	(5,093,187)
Cash Flows From Investing Activities
Purchases of fixed assets	—	—

Net cash used in investing activities	—	—
Cash Flows From Financing Activities
Proceeds from exercise of stock options	65	—
Net proceeds from issuance of common stock	—	17,390,240
Payments on supplier and other third party financings	(22,846)	(142,954)
Payments on line of credit	—	(2,346,000)
Proceeds from borrowings on line of credit	—	365,000
Proceeds from issuance of convertible notes and warrants	1,640,000	175,000

Net cash provided by financing activities	1,617,219	15,441,286

Net increase/(decrease) in Cash and Cash Equivalents	(167,292)	10,348,099
Cash and Cash Equivalents at Beginning of Period	185,256	69,178

Cash and Cash Equivalents at End of Period	$17,964	$10,417,277

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,765	$152,507

Taxes	$800	$—

Non-cash Investing and Financing Activities:

During the quarter ended March 31, 2013, 21,846 shares of common stock, with a par value of $0.0001, were issued for restricted stock units.

During the quarter ended March 31, 2014, the Company cancelled its private company directors and officers liability insurance policy. The previously financed premium balance of $44,559 was cancelled and a partial refund of $10,955 was received.

During the quarter ended March 31, 2014, common stock warrants with an estimated aggregate grant date fair value of $135,222 were issued in conjunction with guarantees on the Company’s additional borrowings under its Line of Credit and additional borrowings made under its 2013 Convertible Bridge Notes, and were recorded as a discount to outstanding debt at the date of issuance.

An initial public offering (“IPO”) of the Company’s common stock was effected on February 5, 2014, the closing of which occurred on February 10, 2014 (see Note 2). On February 4, 2014, as contemplated by the registration statement covering the IPO, 69,421,047 shares of outstanding Series A Preferred Stock were automatically converted into 1,652,851 shares of common stock. In connection with the closing of the IPO on February 10, 2014, (i) the underwriters of the IPO were granted a 45 day option from the closing date of the IPO to purchase up to 285,000 shares of common stock at $9.30 per share to cover overallotments with a grant date fair value of $202,143 (see Note 4), which was not exercised and is recorded as an offset to additional paid-in capital within common stock issuance costs at March 31, 2014, (ii) certain designees of the representative of the underwriters were issued warrants to buy (in the aggregate) up to 95,000 shares of common stock at $12.50 per share with a term of five years and a grant date fair value of $544,116 (see Note 4), and is recorded as an offset to additional paid-in capital within common stock issuance costs at March 31, 2014, (iii) underwriter IPO costs and discounts of $279,760 and $1,330,000, respectively, were netted against the proceeds from the IPO and are reflected as an offset to additional paid-in capital, (iv) the $1,400,000 principal amount and $233,982 of accrued interest related to the 2008 Convertible Note were converted at $10.00 per share into a total of 163,399 shares of common stock, (v) the $5,165,000 principal amount and $313,017 of accrued interest related to the 2013 Convertible Bridge Notes were converted at $10.00 per share into a total of 547,794 shares of common stock, (vi) derivative warrant liabilities of $2,475,620 associated with an aggregate of 387,152 common stock warrants related to the 2013 Convertible Bridge Notes and Line of Credit were reclassified to additional paid-in capital when their underlying exercise price was fixed at $10.00 per share, and (vii) additional costs associated with the IPO of $932,136 were reclassified from prepaid expenses and other current assets to additional paid-in capital (corresponding liabilities of $242,213 for associated unpaid invoices are recorded as a component of accounts payable at March 31, 2014).

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOCEPT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

The unaudited condensed financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed financial statements are unaudited and do not contain all the information required by U.S. Generally Accepted Accounting Principles (“GAAP”) to be included in a full set of financial statements. The unaudited condensed balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited financial statements for the year ended December 31, 2013, filed with the SEC with our Annual Report on Form 10-K on March 28, 2014 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued authoritative guidance which requires netting unrecognized tax benefits against deferred tax assets for a loss or other carryforward that would apply in settlement of uncertain tax positions. This guidance is effective for annual reporting periods beginning after December 15, 2013, and was effective for the Company’s fiscal year beginning January 1, 2014. The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

2. Initial Public Offering

Pursuant to an underwriting agreement dated February 4, 2014 between the Company and Aegis Capital Corp. (“Aegis”), as representative of the several underwriters named therein, an IPO of 1,900,000 shares of common stock at $10.00 per share was effected on February 5, 2014. The closing of the sale of these shares to the underwriters occurred on February 10, 2014. The Company received, after deducting underwriting discounts and additional costs paid to the underwriters, approximately $17,390,000 of net cash proceeds from the sale of these 1,900,000 shares. The total increase in capital as a result of the sale of these shares was approximately $16,458,000 after deducting $932,136 of additional non-underwriter costs incurred that are netted against these proceeds under applicable accounting guidance. Additionally, the underwriters were granted a 45 day option from the closing date of the IPO to purchase up to 285,000 shares of common stock at $9.30 per share to cover overallotments with a grant date fair value of $202,143 (see Note 4), which was not exercised. In addition, designees of Aegis were issued warrants to buy (in the aggregate) up to 95,000 shares of common stock at $12.50 per share with a term of five years and a grant date fair value of $544,116 (see Note 4).

On February 4, 2014, as contemplated by the registration statement covering the IPO, 69,421,047 shares of outstanding Series A Preferred Stock were converted into 1,652,851 shares of common stock and the Company’s certificate of incorporation was amended to provide for an authorized capitalization of 40,000,000 shares of common stock and 5,000,000 shares of preferred stock.

In connection with the closing of the Company’s IPO on February 10, 2014, (i) the $1,400,000 principal amount and $233,982 of accrued interest related to the 2008 Convertible Note were converted at $10.00 per share into a total of 163,399 shares of common stock, (ii) the $5,165,000 principal amount and $313,017 of accrued interest related to the 2013 Convertible Bridge Notes were converted at $10.00 per share into a total of 547,794 shares of common stock, (iii) the exercise price of the warrants associated with the 2013 Bridge Notes was fixed at $10.00 per share for an aggregate 258,249 shares of common stock, (iv) the exercise price of the warrants associated with the $2,578,104 of collateral provided to secure the Company’s Line of Credit was fixed at $10.00 per share for an aggregate 128,903 shares of common stock, (v) 73,151 shares of common stock vested as settlement of certain restricted stock units (which were previously expressed in shares of preferred stock) and became issuable subsequent to the expiration of the 180 day lock-up period, (vi) the Company’s Executive Chairman ceased to be an employee and continues to serve as non-executive Chairman, (vii) the number of shares of common stock covered by the 2013 Equity Incentive Plan increased by 800,000, (viii) all but 1,587 of the preferred warrants previously outstanding were canceled due to early termination clauses associated with the IPO, (ix) derivative warrant liabilities of $2,475,620 associated with the aggregate of 387,152 common stock warrants related to the Company’s 2013 Convertible Bridge Notes and Line of Credit were reclassified to additional paid-in capital when their underlying exercise price was fixed, (x) unamortized discounts of $996,024 related to the warrants associated with the 2013 Convertible Bridge Notes and Line of Credit were reclassified to interest expense, and (xi) offering costs associated with the IPO of $932,136 were reclassified from prepaid expenses and other current assets to additional paid-in capital, while additional underwriter IPO costs and discounts of $279,760 and $1,330,000, respectively, were netted against the proceeds from the IPO and are reflected as an offset to additional paid-in capital.

Subsequent to December 31, 2013, the maximum amount of the Company’s Line of Credit was increased to approximately $2.6 million and common stock warrants were issued to four shareholders in conjunction with their guarantees on the Company’s additional borrowings under the line of credit. On February 10, 2014, the current outstanding balance under the line of credit of $2,346,000 plus accrued interest of $27,043 was paid in full using the net proceeds from the IPO.

On February 13, 2014, the Compensation Committee of the Company’s Board of Directors approved the payment of an aggregate $1,009,552 in deferred salary obligations, including contractual interest, to current and former named executive officers pursuant to previously existing agreements, which was fully disbursed by April 2014 using the net proceeds from the IPO. An additional $344,883 in deferred salary obligations and interest thereon was paid to former employees other than named executive officers. Also on February 13, 2014, in connection with the closing of the IPO and pursuant to a Board resolution for a director compensation policy adopted in 2013, the Company’s Board of Directors approved annual cash retainers to non-employee directors, and granted 238,500 stock options under the 2013 Equity Incentive Plan to non-employee directors. These option awards vest in equal annual installments over 3 years from the date of grant with a 10 year term, subject to continuing service requirements (see Note 6). Subsequently in February and March 2014, the Company’s Board of Directors approved grants of 97,298 stock options to employees and a non-employee director of the company, of which 54,298 stock options were granted as a result of the closing of the IPO pursuant to the terms of underlying employment agreements. Included in the stock options granted pursuant to the terms of underlying employment agreements are 53,108 option awards granted to the Company’s non-executive Chairman, which vested fully on the date of grant (see Note 6).

Under the terms of certain employment agreements with executive officers, the Company incurred additional cash compensation expense of $150,000 immediately, and $225,000 annually, upon the closing of its IPO. All payments required under these agreements as a result of the closing of the Company’s IPO on February 10, 2014 have been subsequently made in February and March 2014, using the net proceeds from the IPO.

During the quarter ended March 31, 2014, the Company repaid in full the remaining amounts outstanding of approximately $70,000 due for laboratory equipment under financing agreements with a supplier, which is a business owned by a member of the Company’s board of directors, using the net proceeds from the IPO.

3. Liquidity

At December 31, 2013 and March 31, 2014, the Company had accumulated deficits of approximately $122,421,000 and $127,549,000, respectively. For the quarters ended March 31, 2013 and 2014, the Company incurred net losses of approximately $1,926,000 and $5,128,000, respectively. While the Company is currently in the commercialization stage of operations, the Company has not yet achieved profitability and anticipates that it will continue to incur net losses in the foreseeable future.

Historically, the Company’s principal sources of cash have included proceeds from the issuance of common and preferred stock, proceeds from the issuance of debt, and revenues from clinical laboratory testing through contracted partners. The Company’s principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. The Company expects that the principal uses of cash in the future will be for continuing operations, hiring of sales and marketing personnel and increased sales and marketing activities, funding of research and development, capital expenditures, and general working capital requirements. The Company expects that, as revenues grow, sales and marketing and research and development expenses will continue to grow, albeit at a slower rate and, as a result, the Company will need to generate significant net revenues to achieve and sustain income from operations.

As of March 31, 2014, cash and cash equivalents totaled approximately $10,417,000. On February 10, 2014, the Company received cash proceeds of approximately $17,390,000 as a result of the closing of its IPO, net of underwriting discounts and additional underwriting costs incurred (see Note 2). On April 30, 2014, the Company received net cash proceeds of approximately $4,927,000 pursuant to the execution of a term loan agreement with Oxford Finance LLC (see Note 9). Management believes that its cash resources should be sufficient to support currently forecasted operations through at least the next twelve months. However, the Company operates in a market that makes its prospects difficult to evaluate, and the possibility exists that the Company will need additional debt or equity financing in the future to execute on its current or future business strategies beyond the next twelve months. Management can provide no assurances that any sources of a sufficient amount of financing will be available to the Company on favorable terms, if at all.

4. Fair Value Measurement

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

Warrant Liability Derivatives

The Company classified the fair value measurements of the Company’s warrant liability derivatives as Level 3 in all periods presented. The Company adjusted the carrying value of the warrants classified as liabilities until the completion of its IPO on February 10, 2014, at which time the exercise price was fixed at $10.00 per share and the fair value of the warrants was reclassified to shareholders’ deficit, except for a warrant for 1,587 preferred shares that remains outstanding at March 31, 2014 (see Note 2).

The aggregate fair value of the Company’s warrant liability at the closing of the IPO on February 10, 2014 was estimated using a Black-Scholes valuation model with the following assumptions for the five-year term and two-year term common stock warrants, respectively:

	Five-year term	Two-year term
Stock price	$8.91	$8.91
Exercise price	$10.00	$10.00
Expected dividend yield	0.00%	0.00%
Discount rate-bond equivalent yield	1.48%	0.32%
Expected life (in years)	5.00	2.00
Expected volatility	90.0%	90.0%

The fair value attributed to such warrants as of December 31, 2013 and March 31, 2014 is as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Warrant Liability at December 31, 2013	—	—	$2,140,532
Warrant Liability at March 31, 2014	—	—	$6,538

The following table includes a summary of changes in the fair value of the warrants for the quarter ended March 31, 2014:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2013	$2,140,532
Warrant liability incurred in 2014	135,222
Change in fair value in 2014	206,404
Warrant liability reclassified to additional paid-in capital in 2014	(2,475,620)

Balance at March 31, 2014	$6,538

The change in the estimated fair value of the total warrant liability of approximately $318,000 and $(206,000) was recognized as a non-cash gain/(loss) and included in total other income/(expense) in the Company’s unaudited condensed statement of operations and comprehensive loss for the quarters ended March 31, 2013 and 2014, respectively.

Other Fair Value Measurements

In connection with the closing of the Company’s IPO on February 10, 2014, the IPO’s underwriters were granted a 45 day option to purchase up to 285,000 shares of common stock to cover overallotments with a grant date fair value of $202,143, which was not exercised. Additionally, certain designees of the representative of the underwriters were issued warrants to buy (in the aggregate) up to 95,000 shares of common stock with a grant date fair value of $544,116. The fair values of these stock option and common stock warrants were estimated using probability weighted Black-Scholes valuation models with the following assumptions:

	Options	Warrants
Stock price	$8.91	$8.91
Exercise price	$9.30	$12.50
Expected dividend yield	0.00%	0.00%
Discount rate-bond equivalent yield	0.07%	1.46%
Expected life (in years)	0.12	5.00
Expected volatility	70.0%	90.0%

The estimated grant date fair values of these non-cash equity classified instruments are recorded as an offset to additional paid-in capital within common stock issuance costs in the Company’s unaudited condensed balance sheet at March 31, 2014.

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	March 31,
	2013	2014
Accrued Liabilities
Accrued interest	$524,885	$—
Accrued payroll	125,299	77,727
Deferred wages	1,377,987	167,533
Accrued vacation	213,601	235,086
Other	286	213

Total accrued liabilities	$2,242,058	$480,559

As of December 31, 2013, the Company incurred $538,318 in costs directly associated with its IPO, which are reflected on the balance sheet as a component of prepaid expenses and other current assets. As of March 31, 2014, a balance of $1,211,896 of such costs, in addition to underwriting discounts of $1,330,000 and an aggregate $746,259 of associated stock option and restricted stock awards, are offset against additional paid-in capital as a result of the closing of the IPO on February 10, 2014 (see Note 2).

6. Stock-based Compensation

A summary of stock option activity for option awards granted under the Company’s 2007 Equity Incentive Plan and 2013 Equity Incentive Plan for the quarter ended March 31, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term in Years
Vested and unvested expected to vest, December 31, 2013	331,540	$5.14	9.3

Outstanding at December 31, 2013	333,106	$5.14	9.3

Granted	335,798	$8.74
Exercised	—	—
Cancelled/forfeited/expired	(2,691)	5.17

Outstanding at March 31, 2014	666,213	$6.96	9.4

Vested and unvested expected to vest, March 31, 2014	664,254	$6.96	9.4

The intrinsic value of options outstanding at December 31, 2013 and March 31, 2014 was $8,204 and $726,735, respectively. The intrinsic value of options vested and unvested expected to vest at December 31, 2013 and March 31, 2014 was $8,192 and $722,479, respectively.

The fair values of option awards granted during the quarter ended March 31, 2014 were estimated using a Black-Scholes pricing model with the following assumptions:

Stock and exercise prices	$ 7.50 – $ 9.11
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.56% – 1.98%
Expected life (in years)	5.00 – 6.02
Expected volatility	90.0% – 100.0%
Expected forfeiture rate	0.00%

Using the assumptions described above, with stock and exercise prices being equal on date of grant, the weighted-average estimated fair value of options granted in the quarter ended March 31, 2014 was approximately $6.78 per share.

Further information about the options outstanding and exercisable at December 31, 2013 and March 31, 2014 is as follows:

Options Outstanding and Exercisable at December 31, 2013
Weighted Average Exercise Price	Total Shares Outstanding	Weighted Average Contractual Life (in years)	Total Shares Exercisable
$ 4.62	20,208	7.3	13,731
$ 5.04	12,460	5.5	12,455
$ 5.18	300,438	9.6	110,825

	333,106		137,011

Options Outstanding and Exercisable at March 31, 2014
Weighted Average Exercise Price	Total Shares Outstanding	Weighted Average Contractual Life (in years)	Total Shares Exercisable
$ 4.62	20,208	7.0	14,994
$ 5.04	12,298	3.7	12,100
$ 5.18	297,909	9.2	129,453
$ 7.50	43,000	10.0	—
$ 8.88	238,500	9.9	—
$ 9.11	54,298	9.9	53,133

	666,213		209,680

The intrinsic value of options exercisable at December 31, 2013 and March 31, 2014 was $5,575 and $348,232, respectively.

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statement of operations and comprehensive loss during the periods presented:

	For the quarter ended March 31,
	2013	2014
Stock Options
Research and development expenses	$3,758	$70,034
General and administrative expenses	6,752	464,484
Sales and marketing expenses	—	1,214

Total expenses related to stock options	10,510	535,732

Restricted Stock Units (“RSUs”)
Research and development expenses	—	7,500
General and administrative expenses	—	351,708

Total stock-based compensation	$10,510	$894,940

As of March 31, 2014, total unrecognized stock-based compensation expense related to unvested stock option and RSU awards, adjusted for estimated forfeitures, was approximately $2,630,000 and $113,000, respectively, and is expected to be recognized over a weighted-average period of approximately 2.9 years and 1.3 years, respectively.

7. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the quarters ended March 31, 2013 and 2014, the outstanding shares of Series A preferred stock, RSUs, convertible debt, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

In November 2013, the Company effected a 1:14 reverse stock split of all common shares outstanding. The calculation of weighted-average shares outstanding has been adjusted for this reverse split as if it had occurred on January 1, 2013.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the quarters ended March 31,
	2013	2014
Series A preferred (number of common stock equivalents)	647,007	—
Preferred warrants outstanding (number of common stock equivalents)	192,262	1,587
Notes payable convertible into preferred shares (number of common stock equivalents)	614,077	—
Preferred share RSUs (number of common stock equivalents)	33,158	73,151
Common warrants outstanding	—	556,221
Notes payable convertible into common shares	467,011	—
Common share RSUs	54,615	133,971
Common options outstanding	59,011	666,213

Total anti-dilutive common share equivalents	2,067,141	1,431,143

8. Commitments and Contingencies

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any legal proceedings or aware of any threatened legal proceedings which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

The Company’s former Vice President of Operations filed an administrative proceeding against the Company with the California Labor Commissioner in April 2013, seeking damages for alleged unpaid wages and penalties. A hearing was held on August 19, 2013 which resulted in a finding against the Company for approximately $65,000, of which $40,000 was paid during the year ended December 31, 2013 and $25,000 was accrued as of December 31, 2013. On February 25, 2014, the aforementioned administrative proceeding filed with the California Labor Commissioner by the Company’s former Vice President of Operations was settled in full following payment of the remaining $25,000 due.

9. Subsequent Events

Effective as of April 30, 2014, the Company entered into a loan and security agreement (the “Credit Facility”) in an aggregate principal amount of up to $10.0 million with Oxford Finance LLC (“Oxford”) for working capital and general business purposes. The first term loan under the Credit Facility was funded on April 30, 2014 in a principal amount of $5.0 million. A second term loan of up to a principal amount of $5.0 million will be funded at the Company’s request prior to December 31, 2015, subject to the achievement of product and services revenues of at least $9.0 million for the trailing six month period by November 30, 2015. In connection with the first term loan under the Credit Facility, a facility fee of $50,000 was charged and an additional $50,000 facility fee will be due upon execution of the second term loan under the Credit Facility. The Credit Facility is secured by substantially all of the Company’s assets other than its intellectual property. Each term loan under the credit facility bears interest at an annual rate equal to the greater of (i) 7.95% or (ii) the sum of (a) the three-month U.S. LIBOR rate reported in the Wall Street Journal three business days prior to the funding date of the applicable term loan, plus (b) 7.71%. The Company is required to make interest-only payments on the first term loan through February 1, 2016 if the funding date of the second term loan occurs before June 30, 2015, or through August 1, 2015 otherwise. If executed, interest-only payments are required to be made on the second term loan through February 1, 2016 if the funding date of the second term loan occurs before June 30, 2015, or through the seventh month following the funding date of the second term loan otherwise. The first term loan under the credit facility matures on July 1, 2018, and the second term loan matures on the first day of the 29th month following the end of the applicable interest-only period. Upon repayment of each term loan, the Company is also required to make a final payment equal to 5.50% of the original principal amount(s) funded. At the Company’s option, the outstanding principal balance of the term loans may be repaid in whole but not in part, subject to a prepayment fee of 3% of any amount prepaid if the prepayment occurs on or prior to April 30, 2015, 2% of the amount prepaid if the prepayment occurs after April 30, 2015 but on or prior to April 30, 2016, and 1% of any amount prepaid after April 30, 2016. Additionally, a warrant to purchase up to 52,966 shares of the Company’s common stock at an exercise price of $4.72 per share with a term of 10 years was issued to Oxford on April 30, 2014. Additional warrants for shares of the Company’s common stock will be issued upon execution of the second term loan under the Credit Facility in an amount equal to 5.0% of the funded amount divided by the exercise price, which will be equal to the lower of (i) the closing price per share of the Company’s common stock on the NASDAQ on the date prior to the funding date of the second term loan or (ii) the ten-day average closing price per share prior to the funding date of the second term loan. Issuance costs associated with the initial Term Loan borrowing on April 30, 2014 consisting of the common stock warrants and other costs deducted from the gross proceeds by the lender are recorded as a discount to outstanding debt and are amortized to interest expense utilizing the effective interest rate method.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

An investment in our common stock involves a high degree of risk. You should consider carefully the risks described below, together with all of the other information included in this Quarterly Report, as well as in our other filings with the SEC, in evaluating our business. If any of the following risks actually occur, our business, financial condition, operating results and future prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline and you might lose all or part of your investment. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and prospects. Certain statements below are forward-looking statements. For additional information, see the information included under the heading “Important Note Regarding Forward-Looking Statements.”

We are an early-stage cancer diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, tests utilizing a standard blood sample. Our current CTC breast cancer test provides, and our planned future tests would provide, information to oncologists that enable them to select appropriate personalized treatment for their patients based on better, timelier and more-detailed data on the characteristics of their patients’ tumors.

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

We are in the process of commercializing our first test, OncoCEE-BR, for breast cancer, and anticipate launching an OncoCEE-LU test for non-small cell lung cancer, or NSCLC, in the second half of 2014. These tests utilize our CEE technology platform and provide CTC enumeration as well as biomarker analysis from a standard blood sample. In the case of the OncoCEE-BR test, biomarker analysis involves fluorescence in situ hybridization, or FISH, for the detection and quantitation of the human epidermal growth factor receptor 2, or HER2, gene copy number as well as immunocytochemical analysis of estrogen receptor protein, which is now launched. We plan to include progesterone receptor protein in the OncoCEE-BR test within the next year. A patient’s HER2 status provides the physician with information about the appropriateness of therapies such as Herceptin® or lapatinib. Estrogen receptor (ER) and progesterone receptor (PR) status provides the physician with information about the appropriateness of endocrine therapies.

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

We plan to add other biomarker analyses on blood samples to our current breast cancer test and our planned future OncoCEE tests as their relevance is demonstrated in clinical trials, for example, ret proto-oncogene gene fusions in NSCLC, which may indicate a particular course of therapy, and NRAS for melanoma, which may predict therapy resistance. In addition, we are developing a series of other CTC and ctDNA tests for different solid tumor types, including colorectal cancer, prostate cancer, gastric cancer and melanoma, each incorporating treatment-associated biomarker analyses specific to that cancer, planned to be launched over the next two to three years.

Our revenue generating efforts are focused in three areas:

•	Providing clinical testing that oncologists use in order to determine the best treatment plan for their patients;

•	Providing clinical trial, research and development services to biopharma companies developing cancer therapies; and

•	Licensing our proprietary testing and/or technologies to partners in the United States and abroad.

Results of Operations

Quarters Ended March 31, 2013 and 2014

The following table sets forth certain information concerning our results of operations for the periods shown:

	Quarter Ended December 31,		Change
	2013	2014	$	%
(dollars in thousands)
Revenue	$35	$28	$(7)	(20%)
Cost of revenues	547	658	111	20%
Research and development expenses	710	1,010	300	42%
General and administrative expenses	451	1,877	1,426	316%
Sales and marketing expenses	97	11	(86)	(89%)

Loss from operations	(1,770)	(3,528)	(1,758)	(99%)
Interest income/(expense), net	(467)	(1,394)	(927)	199%
Change in fair value of warrant liability	318	(206)	(524)	(165%)
Other income/(expense)	(6)	—	6	(100%)

Loss before income taxes	(1,925)	(5,128)	(3,203)	166%
Income tax expense	(1)	—	1	(100%)

Net loss	$(1,926)	$(5,128)	$(3,202)	166%

Revenue

Revenues were approximately $28,000 for the three months ended March 31, 2014, compared with approximately $35,000 for the three months ended March 31, 2013, a decrease of approximately $7,000, or 20%. The decrease was primarily related to a shift in revenue mix from commercial revenues to clinical trials revenues. The average price per commercial test increased from $610 for the three months ended March 31, 2013 to an average of $758 for the three months ended March 31, 2014, and the average price per clinical trials test was $400 for the three months ended March 31, 2013 and 2014.

Cost of Revenues

Cost of revenues was approximately $658,000 for the three months ended March 31, 2014, compared with approximately $547,000 for the three months ended March 31, 2013, an increase of approximately $111,000, or 20%. The increase was primarily due to an increase in personnel expense primarily related to non-recurring compensation triggered by our initial public offering.

Operating Expenses

Research and Development Expenses. Research and development expenses were approximately $1,010,000 for the three months ended March 31, 2014, compared with approximately $710,000 for the three months ended March 31, 2013, an increase of approximately $300,000, or 42%. The increase was primarily due to an increase of $236,000 in personnel expense primarily related to non-recurring compensation triggered by our initial public offering, and an increase of $74,000 in stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses were approximately $1,877,000 for the three months ended March 31, 2014, compared with approximately $451,000 for the three months ended March 31, 2013, an increase of approximately $1,426,000, or 316%. The increase was primarily due to an increase of $809,000 in stock-based compensation expense, an increase of $223,000 in payroll expense primarily related to non-recurring compensation triggered by our initial public offering, and an increase of $339,000 in insurance costs and legal, accounting, and consulting fees as a result of becoming a publicly traded company during the quarter ended March 31, 2014.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $11,000 for the three months ended March 31, 2014, compared with approximately $97,000 for the three months ended March 31, 2013, a decrease of approximately $86,000, or 89%. The decrease was primarily due to a decrease in personnel-related expenses resulting from a reduction in sales and marketing headcount from an average of 2 for the three months ended March 31, 2013 to an average of zero for the same period in 2014.

Interest Income and Expense

Interest expense was approximately $1,394,000 for the three months ended March 31, 2014, compared with approximately $467,000 for the three months ended March 31, 2013, with the $927,000 increase related to an increase of $1,325,000 in amortization and write-offs of discounts to notes payable for the three months ended March 31, 2014 as compared to the same period in 2013, partially offset by lower average debt balances.

Change in Fair Value of Warrant Liability

The non-cash loss resulting from the change in the fair value of warrant liability of approximately $206,000 for the three months ended March 31, 2014 compared with the non-cash gain of approximately $318,000 for the three months ended March 31, 2013 represents an increase in non-cash loss of approximately $524,000, or 165%. The increase is due to an increase in the price of the shares underlying warrants, as well as a greater number of estimated warrants outstanding, during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

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

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Quarter Ended
	March 31,
	2013	2014
(dollars in thousands)
Cash provided by (used in):
Operating activities	$(1,785)	$(5,093)
Investing activities	—	—
Financing activities	1,617	15,441

Net increase (decrease) in cash and cash equivalents	$(168)	$10,348

Cash Used in Operating Activities. Net cash used in operating activities was approximately $5,093,000 for the three months ended March 31, 2014, compared to net cash used in operating activities of approximately $1,785,000 for the three months ended March 31, 2013. In all periods the primary use of cash was to fund our net loss. Additionally, an increase of $2,450,000 in cash used to fund operating assets and liabilities, primarily related to the payment of deferred salaries, interest and taxes thereon as well as initial public offering costs, was partially offset by an increase of $2,343,000 in non-cash operating expenses during the three months ended March 31, 2014 as compared to the same period in 2013.

Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $15,441,000 for the three months ended March 31, 2014, compared to net cash provided by financing activities of approximately $1,617,000 for the three months ended March 31, 2013. Our primary source of financing in the three months ended March 31, 2013 consisted of loans received from our major shareholder and members of our board of directors and their affiliates in exchange for convertible promissory notes and warrants, and our primary source of financing in the three months ended March 31, 2014 consisted of proceeds from our initial public offering.

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

As of March 31, 2014, our cash and cash equivalents totaled approximately $10,417,000. While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. On February 10, 2014, we received net cash proceeds of approximately $17,390,000 as a result of the closing of our initial public offering, after deducting approximately $1,610,000 of underwriting discounts and additional underwriting costs incurred. On April 30, 2014, we received net cash proceeds of approximately $4,927,000 pursuant to the execution of a term loan agreement with Oxford Finance LLC. We believe that our cash resources should be sufficient to support currently forecasted operations through at least the next twelve months. However, we operate in a market that makes its prospects difficult to evaluate, and the possibility exists that we will need additional debt or equity financing in the future to execute on our current or future business strategies beyond the next twelve months. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

•	our ability to secure financing and the amount thereof;

•	the costs of operating and enhancing our laboratory facilities;

•	the costs of developing our anticipated internal sales and marketing capabilities;

•	the scope, progress and results of our research and development programs, including clinical utility studies;

•	the scope, progress, results, costs, timing and outcomes of the clinical utility studies for our cancer diagnostic tests;

•	our ability to manage the costs for manufacturing our microfluidic channels;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	our ability to obtain adequate reimbursement from governmental and other third-party payors for our tests and services;

•	the costs of additional general and administrative personnel, including accounting and finance, legal and human resources, as a result of becoming a public company;

•	our ability to collect revenues; and

•	other risks discussed in our other filings with the SEC.

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

Critical Accounting Policies and Significant Judgments and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our financial statements, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”) for a description of our legal proceedings. There have been no material changes to the Company’s legal proceedings as disclosed in the Form 10-K.

Item 1A.	Risk Factors

For a discussion of our potential risks and uncertainties, please see the information listed in the item captioned “Risk Factors” in the Form 10-K. There have been no material changes to the risk factors as disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-191323), which was declared effective by the Securities and Exchange Commission on February 4, 2014. On February 4, 2014, additional shares of our common stock were registered through a Registration Statement on Form S-1 (File No. 333-193760) filed pursuant to Rule 462(b) under the Securities Act. On February 10, 2014, a total of 1,900,000 shares of common stock were sold on our behalf at an initial public offering price of $10.00 per share, for aggregate gross offering proceeds of $19 million, managed by Aegis Capital Corp. We paid to the underwriters underwriting discounts totaling approximately $1.3 million in connection with the offering. In addition, we incurred additional costs of approximately $1.2 million in connection with the offering, which when added to the underwriting discounts paid by us, amounts to total costs of approximately $2.5 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $16.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

There has been no material change in the expected use of the net proceeds from our initial public offering as described in our registration statement on Form S-1.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits listed on the accompanying index to exhibits immediately preceding the exhibits are filed as part of, or hereby incorporated by reference into, this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCEPT, INC. (Registrant)

Date: May 14, 2014	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2014	By:	/s/ William G. Kachioff
William G. Kachioff Chief Financial Officer and Senior Vice President of Finance
(Principal Financial and Accounting Officer)

Exhibit Index

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q.

EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Michael Nall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William Kachioff, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael Nall, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of William Kachioff, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.