Form 10-Q
period 2014-06-30
BIOCEPT INC
filed 2014-08-08
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, there were 4,449,603 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

June 30, 2014

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	June 30,
	2013	2014
		(unaudited)
Current assets:
Cash and cash equivalents	$69,178	$12,460,565
Accounts receivable	9,200	28,445
Inventories, net	92,823	143,143
Prepaid expenses and other current assets	799,131	356,453

Total current assets	970,332	12,988,606
Fixed assets, net	358,887	343,369
Other non-current assets, net	500	28,007

Total assets	$1,329,719	$13,359,982

Current liabilities:
Accounts payable	$1,540,618	$765,343
Accrued liabilities	2,242,058	496,321
Line of credit	1,981,000	—
Notes payable, net	5,200,599	—
Warrant liability	2,140,532	4,454
Supplier financings	218,925	6,853

Total current liabilities	13,323,732	1,272,971
Credit facility, net	—	4,706,038
Non-current interest payable	—	13,545
Deferred rent	462,001	484,159

Total liabilities	13,785,733	6,476,713
Commitments and contingencies (see Note 9)
Shareholders’ equity/(deficit):
Series A convertible preferred stock, $0.0001 par value, 100,000,000 authorized; 69,421,047 issued and outstanding at December 31, 2013; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2014; liquidation preference of $41,652,628 at December 31, 2013 (see Note 2).	6,942	—
Common stock, $0.0001 par value, 53,000,000 authorized; 185,550 issued and outstanding at December 31, 2013; 40,000,000 authorized; 4,449,603 issued and outstanding at June 30, 2014 (see Note 2).	19	445
Additional paid-in capital	109,958,001	137,428,511
Accumulated deficit	(122,420,976)	(130,545,687)

Total shareholders’ equity/(deficit)	(12,456,014)	6,883,269

Total liabilities and shareholders’ equity/(deficit)	$1,329,719	$13,359,982

The accompanying notes are an integral part of these unaudited condensed financial statements

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2014	2013	2014
Revenues	$48,369	$19,245	$83,523	$47,520
Cost of revenues	593,237	359,364	1,140,488	1,017,679

Gross profit/(loss)	(544,868)	(340,119)	(1,056,965)	(970,159)
Operating expenses
Research and development expenses	690,582	1,107,678	1,400,788	2,116,607
General and administrative expenses	478,163	1,032,855	929,320	2,909,767
Sales and marketing expenses	27,932	423,361	124,336	434,503

Loss from operations	(1,741,545)	(2,904,013)	(3,511,409)	(6,431,036)
Other income/(expense)
Interest expense, net	(510,273)	(94,111)	(977,837)	(1,488,555)
Change in fair value of warrant liability	283,019	2,084	601,012	(204,320)
Other income/(expense)	(6,210)	—	(11,949)	—

Total other income/(expense)	(233,464)	(92,027)	(388,774)	(1,692,875)

Loss before income taxes	(1,975,009)	(2,996,040)	(3,900,183)	(8,123,911)
Income tax expense	—	(800)	(800)	(800)

Net loss & comprehensive loss	$(1,975,009)	$(2,996,840)	$(3,900,983)	$(8,124,711)

Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	182,304	4,449,603	181,427	3,538,503

Diluted	182,304	4,449,603	181,427	3,538,503

Net loss per common share:
Basic	$(10.83)	$(0.67)	$(21.50)	$(2.30)

Diluted	$(10.83)	$(0.67)	$(21.50)	$(2.30)

The accompanying notes are an integral part of these unaudited condensed financial statements

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2013	2014
Cash Flows From Operating Activities
Net loss	$(3,900,983)	$(8,124,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136,768	112,164
Inventory reserve	36,146	(8,545)
Stock-based compensation	21,019	1,185,164
Non-cash interest expense related to convertible debt, credit facility and other financing activities	977,837	1,396,413
Change in fair value of warrant liability	(601,012)	204,320
Increase/(decrease) in cash resulting from changes in:
Accounts receivable	(19,872)	(19,245)
Inventory	(55,891)	(41,775)
Prepaid expenses and other current assets	93,121	(544,972)
Other non-current assets	—	(28,894)
Accounts payable	159,988	(865,624)
Accrued liabilities	109,290	(1,256,892)
Non-current interest payable	—	13,545
Deferred rent	(2,244)	22,158

Net cash used in operating activities	(3,045,833)	(7,956,894)
Cash Flows From Investing Activities
Purchases of fixed assets	(711)	(6,297)

Net cash used in investing activities	(711)	(6,297)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	395	—
Net proceeds from issuance of common stock	—	17,390,240
Payments on supplier and other third party financings	(46,118)	(156,558)
Payments on line of credit	—	(2,346,000)
Proceeds from borrowings on line of credit	—	365,000
Proceeds from issuance of convertible notes and warrants	2,911,494	175,000
Net proceeds from borrowings on credit facility and warrants	—	4,926,896

Net cash provided by financing activities	2,865,771	20,354,578

Net increase/(decrease) in Cash and Cash Equivalents	(180,773)	12,391,387
Cash and Cash Equivalents at Beginning of Period	185,256	69,178

Cash and Cash Equivalents at End of Period	$4,483	$12,460,565

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$196,180

Taxes	$800	$800

Non-cash Investing and Financing Activities:

During the six months ended June 30, 2013, 21,846 shares of common stock, with a par value of $0.0001, were issued for restricted stock units.

During the six months ended June 30, 2013, convertible notes with a principal balance of $20,231,000 and accrued interest of approximately $2,581,000 were converted into 42,245,834 shares of preferred stock with a par value of $0.0001. In conjunction with this conversion, $236,799 of derivative warrant liabilities were reclassified to additional paid-in capital, as the underlying exercise prices on the warrants were determined by the debt conversion.

During the six months ended June 30, 2014, the Company cancelled its private company directors and officers liability insurance policy. The previously financed premium balance of $44,559 was cancelled and a partial refund of $10,955 was received.

During the six months ended June 30, 2014, common stock warrants with an estimated aggregate grant date fair value of $135,222 were issued in conjunction with guarantees on the Company’s additional borrowings under its Line of Credit and additional borrowings made under its 2013 Convertible Bridge Notes, and were recorded as a discount to outstanding debt at the date of issuance.

An initial public offering (“IPO”) of the Company’s common stock was effected on February 5, 2014, the closing of which occurred on February 10, 2014 (see Note 2). On February 4, 2014, as contemplated by the registration statement covering the IPO, 69,421,047 shares of outstanding Series A Preferred Stock were automatically converted into 1,652,851 shares of common stock. In connection with the closing of the IPO on February 10, 2014, (i) the underwriters of the IPO were granted a 45 day option from the closing date of the IPO to purchase up to 285,000 shares of common stock at $9.30 per share to cover overallotments with a grant date fair value of $202,143 (see Note 4), which was not exercised and is recorded as an offset to additional paid-in capital within common stock issuance costs at June 30, 2014, (ii) certain designees of the representative of the underwriters were issued warrants to buy (in the aggregate) up to 95,000 shares of common stock at $12.50 per share with a term of five years and a grant date fair value of $544,116 (see Note 4), and is recorded as an offset to additional paid-in capital within common stock issuance costs at June 30, 2014, (iii) underwriter IPO costs and discounts of $279,760 and $1,330,000, respectively, were netted against the proceeds from the IPO and are reflected as an offset to additional paid-in capital, (iv) the $1,400,000 principal amount and $233,982 of accrued interest related to the 2008 Convertible Note were converted at $10.00 per share into a total of 163,399 shares of common stock, (v) the $5,165,000 principal amount and $313,017 of accrued interest related to the 2013 Convertible Bridge Notes were converted at $10.00 per share into a total of 547,794 shares of common stock, (vi) derivative warrant liabilities of $2,475,620 associated with an aggregate of 387,152 common stock warrants related to the 2013 Convertible Bridge Notes and Line of Credit were reclassified to additional paid-in capital when their underlying exercise price was fixed at $10.00 per share, and (vii) additional costs associated with the IPO of $932,136 were reclassified from prepaid expenses and other current assets to additional paid-in capital.

During the six months ended June 30, 2014, a common stock warrant with an estimated grant date fair value of $233,107 was issued in conjunction with borrowings made under the Company’s 2014 Credit Facility, and was recorded as a discount to outstanding debt at the date of issuance (see Note 6).

Fixed assets purchased totaling $90,349 during the six months ended June 30, 2014 remain unpaid as of June 30, 2014, and are excluded from the Company’s unaudited condensed statement of cash flows.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires netting unrecognized tax benefits against deferred tax assets for a loss or other carryforward that would apply in settlement of uncertain tax positions. This guidance is effective for annual reporting periods beginning after December 15, 2013, and was effective for the Company’s fiscal year beginning January 1, 2014. The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

In May 2014, the FASB issued authoritative guidance that requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of this guidance on its financial statements and disclosures.

In June 2014, the FASB issued authoritative guidance requiring share-based payments with a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company does not expect adoption of this guidance to have a material impact on its financial statements or disclosures.

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

On February 13, 2014, the Compensation Committee of the Company’s Board of Directors approved the payment of an aggregate $1,009,552 in deferred salary obligations, including contractual interest, to current and former named executive officers pursuant to previously existing agreements, which was fully disbursed by April 2014 using the net proceeds from the IPO. An additional $344,883 in deferred salary obligations and interest thereon was paid to former employees other than named executive officers. Also on February 13, 2014, in connection with the closing of the IPO and pursuant to a Board resolution for a director compensation policy adopted in 2013, the Company’s Board of Directors approved annual cash retainers to non-employee directors, and granted 238,500 stock options under the 2013 Equity Incentive Plan to non-employee directors. These option awards vest in equal annual installments over 3 years from the date of grant with a 10 year term, subject to continuing service requirements (see Note 7). Subsequently in February 2014, the Company’s Board of Directors approved grants of 54,298 stock options as a result of the closing of the IPO pursuant to the terms of underlying employment agreements. Included in the stock options granted pursuant to the terms of underlying employment agreements are 53,108 option awards granted to the Company’s non-executive Chairman, which vested fully on the date of grant (see Note 7).

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

During the six months ended June 30, 2014, the Company repaid in full the remaining amounts outstanding of approximately $70,000 due for laboratory equipment under financing agreements with a supplier, which is a business owned by a member of the Company’s board of directors, using the net proceeds from the IPO.

3. Liquidity

At December 31, 2013 and June 30, 2014, the Company had accumulated deficits of approximately $122,421,000 and $130,546,000, respectively. For the three and six months ended June 30, 2014, the Company incurred net losses of approximately $2,997,000 and $8,125,000, respectively. While the Company is currently in the commercialization stage of operations, the Company has not yet achieved profitability and anticipates that it will continue to incur net losses in the foreseeable future.

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

As of June 30, 2014, cash and cash equivalents totaled approximately $12,461,000. On February 10, 2014, the Company received cash proceeds of approximately $17,390,000 as a result of the closing of its IPO, net of underwriting discounts and additional underwriting costs incurred (see Note 2). On April 30, 2014, the Company received net cash proceeds of approximately $4,927,000 pursuant to the execution of a term loan agreement with Oxford Finance LLC (see Note 6). Management believes that its cash resources should be sufficient to support currently forecasted operations through at least the next twelve months. Management expects that the Company will need additional financing in the future to execute on its current or future business strategies beyond the next twelve months. Management can provide no assurances that any sources of a sufficient amount of financing will be available to the Company on favorable terms, if at all. In addition to test revenues, such financing may be derived from one or more of the following types of transactions: debt, equity, product development, technology licensing or collaboration.

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

Warrant Liability Derivatives

The Company classified the fair value measurements of the Company’s warrant liability derivatives as Level 3 in all periods presented. The Company adjusted the carrying value of the warrants classified as liabilities until the completion of its IPO on February 10, 2014, at which time the exercise price was fixed at $10.00 per share and the fair value of the warrants was reclassified to shareholders’ deficit, except for a warrant for 1,587 preferred shares that remains outstanding at June 30, 2014 (see Note 2).

The aggregate fair value of the Company’s warrant liability at the closing of the IPO on February 10, 2014 was estimated using a Black-Scholes valuation model with the following assumptions for the five-year term and two-year term common stock warrants, respectively:

	Five-year term	Two-year term
Stock price	$8.91	$8.91
Exercise price	$10.00	$10.00
Expected dividend yield	0.00%	0.00%
Discount rate-bond equivalent yield	1.48%	0.32%
Expected life (in years)	5.00	2.00
Expected volatility	90.0%	90.0%

The fair value attributed to such warrants as of December 31, 2013 and June 30, 2014 is as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Warrant Liability at December 31, 2013	—	—	$2,140,532
Warrant Liability at June 30, 2014	—	—	$4,454

The following table includes a summary of changes in the fair value of the warrants for the six months ended June 30, 2014:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2013	$2,140,532
Warrant liability incurred	135,222
Change in fair value included in expense	204,320
Warrant liability reclassified to additional paid-in capital	(2,475,620)

Balance at June 30, 2014	$4,454

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

The estimated grant date fair values of these non-cash equity classified instruments are recorded as an offset to additional paid-in capital within common stock issuance costs in the Company’s unaudited condensed balance sheet at June 30, 2014.

In connection with the closing of the Company’s Credit Facility on April 30, 2014, the lender was granted a warrant to purchase 52,966 shares of common stock with a 10 year term and an estimated grant date fair value of $233,107 (see Note 6). The fair value of this warrant was estimated using a Black-Scholes valuation model with the following assumptions:

Stock price	$4.74
Exercise price	$4.72
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.67%
Expected life (in years)	10.00
Expected volatility	110.0%

The estimated grant date fair value of this non-cash equity classified instrument is recorded as a discount to outstanding debt in the Company’s unaudited condensed balance sheet at June 30, 2014, and is amortized to interest expense utilizing the effective interest method over the underlying term of the loan.

The estimated fair value of the Company’s Credit Facility at June 30, 2014 approximated carrying value, which was determined using a discounted cash flow analysis. The analysis considered interest rates of instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs (see Note 6).

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	June 30,
	2013	2014
Accrued Liabilities
Accrued interest	$524,885	$33,159
Accrued payroll	125,299	196,691
Deferred wages	1,377,987	—
Accrued vacation	213,601	264,915
Other	286	1,556

Total accrued liabilities	$2,242,058	$496,321

As of December 31, 2013, the Company incurred $538,318 in costs directly associated with its IPO, which are reflected on the unaudited condensed balance sheet as a component of prepaid expenses and other current assets. As of June 30, 2014, a balance of $1,211,896 of such costs, in addition to underwriting discounts of $1,330,000 and an aggregate $746,259 of associated stock option and restricted stock awards, are offset against additional paid-in capital as a result of the closing of the Company’s IPO on February 10, 2014 (see Note 2).

6. Credit Facility

Effective as of April 30, 2014, the Company entered into a loan and security agreement (the “Credit Facility”) in an aggregate principal amount of up to $10.0 million with Oxford Finance LLC (“Oxford”) for working capital and general business purposes. The first term loan under the Credit Facility was funded on April 30, 2014 in a principal amount of $5.0 million. A second term loan of up to a principal amount of $5.0 million will be funded at the Company’s request prior to December 31, 2015, subject to the achievement of product and services revenues of at least $9.0 million for the trailing six month period by November 30, 2015. In connection with the first term loan under the Credit Facility, a facility fee of $50,000 was charged and an additional $50,000 facility fee will be due upon execution of the second term loan under the Credit Facility. The Credit Facility is secured by substantially all of the Company’s assets other than its intellectual property. Each term loan under the credit facility bears interest at an annual rate equal to the greater of (i) 7.95% or (ii) the sum of (a) the three-month U.S. LIBOR rate reported in the Wall Street Journal three business days prior to the funding date of the applicable term loan, plus (b) 7.71%. The Company is required to make interest-only payments on the first term loan through February 1, 2016 if the funding date of the second term loan occurs before June 30, 2015, or through August 1, 2015 otherwise. If executed, interest-only payments are required to be made on the second term loan through February 1, 2016 if the funding date of the second term loan occurs before June 30, 2015, or through the seventh month following the funding date of the second term loan otherwise. The first term loan under the credit facility matures on July 1, 2018, and the second term loan matures on the first day of the 29th month following the end of the applicable interest-only period. Upon repayment of each term loan, the Company is also required to make a final payment equal to 5.50% of the original principal amount(s) funded. At the Company’s option, the outstanding principal balance of the term loans may be repaid in whole but not in part, subject to a prepayment fee of 3% of any amount prepaid if the prepayment occurs on or prior to April 30, 2015, 2% of the amount prepaid if the prepayment occurs after April 30, 2015 but on or prior to April 30, 2016, and 1% of any amount prepaid after April 30, 2016. Additionally, a warrant to purchase up to 52,966 shares of the Company’s common stock at an exercise price of $4.72 per share with a term of 10 years was issued to Oxford on April 30, 2014 (see Note 4). Additional warrants for shares of the Company’s common stock will be issued upon execution of the second term loan under the Credit Facility in an amount equal to 5.0% of the funded amount divided by the exercise price, which will be equal to the lower of (i) the closing price per share of the Company’s common stock on the NASDAQ on the date prior to the funding date of the second term loan or (ii) the ten-day average closing price per share prior to the funding date of the second term loan.

Issuance costs of $73,104 associated with the first term loan under the Credit Facility were deducted from the gross proceeds by the lender and were recorded as a discount to outstanding debt as of the closing date, resulting in net proceeds of $4,926,896. Other issuance costs of $28,932 directly related to the Credit Facility but not associated with the lender were recorded as a component of other non-current assets in the unaudited condensed balance sheet. The estimated fair value of the warrant issued of $233,107 was recorded as a discount to outstanding debt as of the closing date. The discounts and other issuance costs are amortized to interest expense utilizing the effective interest method over the underlying term of the loan. The total amount of interest expense recorded during the three and six months ended June 30, 2014 related to the Credit Facility was $93,469. The Credit Facility bears an effective annual interest rate of 10.81% at both April 30, 2014 and June 30, 2014.

7. Stock-based Compensation

Stock Options

A summary of stock option activity for option awards granted under the Company’s 2007 Equity Incentive Plan and 2013 Equity Incentive Plan for the six months ended June 30, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Average Remaining Contractual Term in Years
Vested and unvested expected to vest, December 31, 2013	331,540	$5.14	9.3

Outstanding at December 31, 2013	333,106	$5.14	9.3

Granted	573,298	$7.13
Exercised	—	—
Cancelled/forfeited/expired	(11,936)	$5.13

Outstanding at June 30, 2014	894,468	$6.42	9.4

Vested and unvested expected to vest, June 30, 2014	890,708	$6.42	9.4

The intrinsic value of options outstanding at June 30, 2014 was $557,797. The intrinsic value of options vested and unvested expected to vest at June 30, 2014 was $554,984.

The fair values of option awards granted during the six months ended June 30, 2014 were estimated using a Black-Scholes pricing model with the following assumptions:

Stock and exercise prices	$4.38 - $9.11
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.56% – 2.06%
Expected life (in years)	5.00 – 6.08
Expected volatility	90.0% – 100.0%
Expected forfeiture rate	0.00% – 5.00%

Using the assumptions described above, with stock and exercise prices being equal on date of grant, the weighted-average estimated fair value of options granted in the six months ended June 30, 2014 was $5.57 per share.

Further information about the options outstanding and exercisable at June 30, 2014 is as follows:

Options Outstanding and Exercisable at June 30, 2014
Weighted Average Exercise Price	Total Shares Outstanding	Weighted Average Contractual Life (in years)	Total Shares Exercisable
$4.38	120,000	9.9	2,499
$4.62	20,185	6.7	16,249
$5.04	8,471	5.0	8,273
$5.18	292,514	9.0	143,068
$5.35	117,500	10.0	—
$7.50	43,000	9.7	—
$8.88	238,500	9.6	—
$9.11	54,298	9.7	53,207

	894,468		223,296

The intrinsic value of options exercisable at June 30, 2014 was $155,132.

Performance Stock Units

On June 12, 2014, the Company’s Board of Directors approved the issuance of 44,496 Restricted Stock Units (“RSUs”) to its Chief Executive Officer pursuant to its 2013 Equity Incentive Plan. Vesting of the RSU’s may occur based on the Company’s achievement of specified objectives as determined by the Company’s Board of Directors or Compensation Committee, as follows:

Percentage of Overall RSU Grant Subject to Vesting
Target
Minimum revenue in 2015	25%
Maximum EBITDA loss in 2015	15%
Attainment of financial plan for fiscal 2015	20%
Minimum value of strategic agreements by December 31, 2015	20%
Implementation of four new diagnostic test panels by December 31, 2015	20%

Total	100%

The amount of compensation expense recognized is based on management’s estimate of the most likely outcome.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statement of operations and comprehensive loss during the periods presented:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2014	2013	2014
Stock Options
Research and development expenses	$3,757	$44,023	$7,515	$114,057
General and administrative expenses	6,752	207,236	13,504	671,720
Sales and marketing expenses	—	17,715	—	18,929

Total expenses related to stock options	10,509	268,974	21,019	804,706
RSUs
Research and development expenses	—	7,500	—	15,000
General and administrative expenses	—	13,750	—	365,458

Total stock-based compensation	$10,509	$290,224	$21,019	$1,185,164

As of June 30, 2014, total unrecognized stock-based compensation expense related to unvested stock option and RSU awards, adjusted for estimated forfeitures, was approximately $3,273,000 and $92,000, respectively, and is expected to be recognized over a weighted-average period of 2.9 years and 1.1 years, respectively.

8. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three and six months ended June 30, 2013 and 2014, the outstanding shares of Series A preferred stock, RSUs, convertible debt, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the three and six months ended June 30,
	2013	2014
Series A preferred (number of common stock equivalents)	1,652,851	—
Preferred warrants outstanding (number of common stock equivalents)	192,262	1,587
Notes payable convertible into preferred shares (number of common stock equivalents)	63,717	—
Preferred share RSUs (number of common stock equivalents)	33,158	73,151
Common warrants outstanding	302,990	609,187
Notes payable convertible into common shares	608,939	—
Common share RSUs	32,769	178,467
Common options outstanding	52,709	894,468

Total anti-dilutive common share equivalents	2,939,395	1,756,860

9. Commitments and Contingencies

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

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and accredited by the College of American Pathologists, or CAP. We manufacture our CEE microfluidic channels, related equipment and certain reagents to perform our current breast cancer test and our planned future tests at this facility. CLIA certification is required before any clinical laboratory, including ours, may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, or treatment of disease or the assessment of health. The tests we offer and intend to offer are classified as laboratory developed tests, or LDTs, under CLIA regulations.

We are in the process of commercializing our first test, OncoCEE-BR, for breast cancer, and anticipate launching an OncoCEE-LU test for non-small cell lung cancer, or NSCLC, in the second half of 2014. These tests utilize our CEE technology platform and provide CTC enumeration as well as biomarker analysis from a standard blood sample. In the case of the OncoCEE-BR test, biomarker analysis involves fluorescence in situ hybridization, or FISH, for the detection and quantitation of the human epidermal growth factor receptor 2, or HER2, gene copy number as well as immunocytochemical analysis of estrogen receptor protein, which is now launched. We plan to include immunocytochemical analysis of progesterone receptor proteins in the OncoCEE-BR test within the next year. A patient’s HER2 status provides the physician with information about the appropriateness of therapies such as Herceptin® or lapatinib. Estrogen receptor (ER) and progesterone receptor (PR) status provides the physician with information about the appropriateness of endocrine therapies such as Tamoxifen and Exemestane.

The OncoCEE-LU test’s biomarker analysis would include FISH for EML4/ALK and ROS1 gene fusions, as well as mutation analysis for the epidermal growth factor receptor, or EGFR, gene, the K-ras gene and the B-raf gene. The L858R mutation of the EGFR gene and Exon 19 deletions as activators of EGFR kinase activity are linked to the drugs Tarceva® and Iressa® (AstraZeneca). The T790M mutation of the EGFR gene as a resistance marker for EGFR tyrosine kinase inhibitors is linked to drugs in clinical development that address this resistance such as Gilotrif® (Boehringer-Ingelheim) and dacomitinib (Pfizer). The codon 12 and 13 mutations of the K-ras gene are found in patients whose tumors are unlikely to respond to the EGFR kinase inhibitors such as Erbitux and Vectibix, and the codon 600 mutations of the B-raf gene are linked to Zelboraf® and Tafinlar®, which are both approved for melanoma and are in clinical trials for lung cancer. Our OncoCEE-LU test would be performed on a standard blood sample.

We plan to add other biomarker analyses on blood samples to our current breast cancer test and our planned future OncoCEE tests as their relevance is demonstrated in clinical trials, for example, ret proto-oncogene gene fusions in NSCLC, which may indicate a particular course of therapy, and NRAS for melanoma, which may predict therapy resistance. In addition, we are developing a series of other CTC and ctDNA tests for different solid tumor types, including colorectal cancer, prostate cancer, gastric cancer and melanoma, each incorporating treatment-associated biomarker analyses specific to that cancer, planned to be launched as noted in the table below.

Test Name/ Solid Tumor Type	Biomarkers	Indication	Status of Test or Project	Targeted Quarter of Availability for Commercialization
OncoCEE-BRTM / Breast Cancer	Enumeration, HER2 by FISH, ER	Prognosis, therapy selection, monitoring	Currently available	N/A

	PR	Prognosis, therapy selection, monitoring	Validation	2015 Q2

	ER Mutation by CEE- SelectorTM	Prognosis, therapy selection, monitoring	Development	2015 Q2

OncoCEE-LUTM / Lung Cancer	Enumeration, ALK, Met and ROS1 by FISH	Prognosis, therapy selection, monitoring	Validation	2014 Q3/Q4

	K-ras, B-raf , EGFR and ALK mutations by CEE-SelectorTM	Prognosis, therapy selection, monitoring	Development and Validation	2014 Q4, 2015 Q1, Q2

OncoCEE-GATM / Gastric Cancer	Enumeration, HER2 by FISH	Prognosis, therapy selection, monitoring	Validation	2014 Q4

OncoCEE-CRTM / Colorectal Cancer	Enumeration, EGFR by FISH	Prognosis, therapy selection, monitoring	Validation	2015 Q2

	K-ras and B-raf by CEE-SelectorTM	Prognosis, therapy selection, monitoring	Development	2015 Q2

OncoCEE-PRTM / Prostate Cancer	Enumeration, PTEN deletion and AR by FISH	Prognosis, therapy selection, monitoring	Validation	2015 Q3

OncoCEE-METM / Melanoma	Enumeration, B-raf and N-ras mutations by CEE-SelectorTM	Prognosis, therapy selection, monitoring	Development	2015 Q2

OncoCEE-DTCTM	Breast and Prostate Cancer- DTC analysis in bone marrow; HER2 and AR/PTEN by FISH, respectively	Prognosis, therapy selection, monitoring	Currently available for Research and Pharma

CEE-SelectorTM	Sequencing application for multiple cancer types- K-ras, B-raf, EGFR and other mutations detected in plasma.	Therapy selection, monitoring	Development	2015 Q3

Our revenue generating efforts are focused in three areas:

•	Providing clinical testing that oncologists use in order to determine the best treatment plan for their patients;

•	Providing clinical trial, research and development services to biopharma companies developing cancer therapies; and

•	Licensing our proprietary testing and/or technologies to partners in the United States and abroad.

Results of Operations

Quarters Ended June 30, 2013 and 2014

The following table sets forth certain information concerning our results of operations for the periods shown:

	Quarters Ended June 30,		Change
	2013	2014	$	%
(dollars in thousands)
Revenue	$48	$19	$(29)	(60%)
Cost of revenues	593	359	(234)	(39%)
Research and development expenses	691	1,108	417	60%
General and administrative expenses	478	1,033	555	116%
Sales and marketing expenses	28	423	395	1,411%

Loss from operations	(1,742)	(2,904)	(1,162)	67%
Interest income/(expense), net	(510)	(94)	416	(82%)
Change in fair value of warrant liability	283	2	(281)	(99%)
Other income/(expense)	(6)	—	6	(100%)

Loss before income taxes	(1,975)	(2,996)	(1,021)	52%
Income tax expense	—	(1)	(1)	—

Net loss	$(1,975)	$(2,997)	$(1,022)	52%

Revenue

Revenues were approximately $19,000 for the three months ended June 30, 2014, compared with approximately $48,000 for the three months ended June 30, 2013, a decrease of $29,000, or 60%. The decrease was primarily related to lower Dana Farber Cancer Institute sample volume as the trial’s enrollment approaches completion.

Cost of Revenues

Cost of revenues was approximately $359,000 for the three months ended June 30, 2014, compared with approximately $593,000 for the three months ended June 30, 2013, a decrease of $234,000, or 39%. The decrease was primarily due to the decrease in the number of commercial and development services samples processed for the three months ended June 30, 2014 as compared to the same period in 2013.

Operating Expenses

Research and Development Expenses. Research and development expenses were approximately $1,108,000 for the three months ended June 30, 2014, compared with approximately $691,000 for the three months ended June 30, 2013, an increase of $417,000, or 60%. The increase was primarily due to an increase of $234,000 in allocated costs related to the higher proportion of lab activities relating to research and development for the three months ended June 30, 2014 as compared to the same period in 2013, as well as increases of approximately $111,000 in facilities, repairs and maintenance expenses and $69,000 in personnel costs.

General and Administrative Expenses. General and administrative expenses were approximately $1,033,000 for the three months ended June 30, 2014, compared with approximately $478,000 for the three months ended June 30, 2013, an increase of $555,000, or 116%. The increase was primarily due to an increase of $242,000 in insurance costs and legal, accounting, and consulting fees as a result of becoming a publicly traded company during the quarter ended March 31, 2014, and increases of $214,000 in stock-based compensation expense and $74,000 in legal fees associated with patents for the three months ended June 30, 2014 as compared to the same period in 2013.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $423,000 for the three months ended June 30, 2014, compared with approximately $28,000 for the three months ended June 30, 2013, an increase of $395,000, or 1,411%. The increase was primarily due to an increase in personnel-related expenses resulting from an expansion in sales and marketing headcount from an average of 1 for the three months ended June 30, 2013 to an average of 5 for the same period in 2014.

Interest Income and Expense

Interest expense was approximately $94,000 for the three months ended June 30, 2014, compared with approximately $510,000 for the three months ended June 30, 2013, a decrease of $416,000, or 82%. The decrease was primarily related to the conversion of convertible notes with a principal balance of $20,231,000 and accrued interest of approximately $2,581,000 into 42,245,834 shares of preferred stock during the three months ended June 30, 2013.

Change in Fair Value of Warrant Liability

The non-cash gain resulting from the change in the fair value of warrant liability of approximately $2,000 for the three months ended June 30, 2014 compared with approximately $283,000 for the three months ended June 30, 2013 represents a decrease of $281,000, or 99%. The decrease is due to a lower number of average estimated warrants outstanding during the three months ended June 30, 2014 as compared to the same period in 2013.

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

Six Months Ended June 30, 2013 and 2014

The following table sets forth certain information concerning our results of operations for the periods shown:

	Six Months Ended June 30,		Change
	2013	2014	$	%
(dollars in thousands)
Revenue	$84	$48	$(36)	(43%)
Cost of revenues	1,140	1,018	(122)	(11%)
Research and development expenses	1,401	2,117	716	51%
General and administrative expenses	930	2,910	1,980	213%
Sales and marketing expenses	124	434	310	250%

Loss from operations	(3,511)	(6,431)	(2,920)	83%
Interest income/(expense), net	(978)	(1,489)	(511)	52%
Change in fair value of warrant liability	601	(204)	(805)	(134%)
Other income/(expense)	(12)	—	12	(100%)

Loss before income taxes	(3,900)	(8,124)	(4,224)	108%
Income tax expense	(1)	(1)	—	—

Net loss	$(3,901)	$(8,125)	$(4,224)	108%

Revenue

Revenues were approximately $48,000 for the six months ended June 30, 2014, compared with approximately $84,000 for the six months ended June 30, 2013, a decrease of $36,000, or 43%. The decrease was primarily related to lower Dana Farber Cancer Institute sample volume as the trial’s enrollment approaches completion. The average price per commercial test increased from $599 for the six months ended June 30, 2013 to an average of $758 for the six months ended June 30, 2014, and the average price per development services test was $400 for the six months ended June 30, 2013 and 2014.

Cost of Revenues

Cost of revenues was approximately $1,018,000 for the six months ended June 30, 2014, compared with approximately $1,140,000 for the six months ended June 30, 2013, a decrease of $122,000, or 11%. The decrease was primarily due to the decrease in the number of commercial and development services samples processed for the six months ended June 30, 2014 as compared to the same period in 2013, partially offset by an increase in personnel expense primarily related to non-recurring compensation triggered by our initial public offering.

Operating Expenses

Research and Development Expenses. Research and development expenses were approximately $2,117,000 for the six months ended June 30, 2014, compared with approximately $1,401,000 for the six months ended June 30, 2013, an increase of $716,000, or 51%. The increase was primarily due to an increase of $305,000 in personnel expense primarily related to non-recurring compensation triggered by our initial public offering, and increases of $221,000 in facilities, repairs and maintenance costs and $122,000 in stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses were approximately $2,910,000 for the six months ended June 30, 2014, compared with approximately $930,000 for the six months ended June 30, 2013, an increase of $1,980,000, or 213%. The increase was primarily due to an increase of $1,024,000 in stock-based compensation expense, an increase of $585,000 in insurance costs and legal, accounting, and consulting fees as a result of becoming a publicly traded company during the quarter ended March 31, 2014, and an increase of $199,000 in personnel expense primarily related to non-recurring compensation triggered by our initial public offering.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $434,000 for the six months ended June 30, 2014, compared with approximately $124,000 for the six months ended June 30, 2013, an increase of $310,000, or 250%. The increase was primarily due to an increase in personnel-related expenses resulting from an expansion in sales and marketing headcount from an average of 1 for the six months ended June 30, 2013 to an average of 4 for the same period in 2014.

Interest Income and Expense

Interest expense was approximately $1,489,000 for the six months ended June 30, 2014, compared with approximately $978,000 for the six months ended June 30, 2013, an increase of $511,000, or 52%. The increase is primarily due to an increase of $1,339,000 in amortization and write-offs of discounts to notes payable and other non-current assets for the six months ended June 30, 2014 as compared to the same period in 2013, partially offset by the conversion of convertible notes with a principal balance of $20,231,000 and accrued interest of approximately $2,581,000 into 42,245,834 shares of preferred stock during the six months ended June 30, 2013.

Change in Fair Value of Warrant Liability

The non-cash loss resulting from the change in the fair value of warrant liability of approximately $204,000 for the six months ended June 30, 2014 compared with the non-cash gain of approximately $601,000 for the six months ended June 30, 2013 represents an increase in non-cash loss of $805,000, or 134%. The increase is due to an increase in the average relative price of the shares underlying warrants, as well as a greater number of average estimated warrants outstanding, during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

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

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Six Months Ended
	June 30,
	2013	2014
(dollars in thousands)
Cash provided by (used in):
Operating activities	$(3,046)	$(7,957)
Investing activities	(1)	(6)
Financing activities	2,866	20,354

Net increase (decrease) in cash and cash equivalents	$(181)	$12,391

Cash Used in Operating Activities. Net cash used in operating activities was approximately $7,957,000 for the six months ended June 30, 2014, compared to net cash used in operating activities of approximately $3,046,000 for the six months ended June 30, 2013. In all periods the primary use of cash was to fund our net loss. Additionally, an increase of $3,006,000 in cash used to fund operating assets and liabilities, primarily related to the payment of deferred salaries, interest and taxes thereon as well as initial public offering costs, was partially offset by an increase of $2,319,000 in non-cash operating expenses during the six months ended June 30, 2014 as compared to the same period in 2013.

Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $20,354,000 for the six months ended June 30, 2014, compared to net cash provided by financing activities of approximately $2,866,000 for the six months ended June 30, 2013. Our primary source of financing in the six months ended June 30, 2013 consisted of loans received from our major shareholder and members of our board of directors and their affiliates in exchange for convertible promissory notes and warrants, and our primary sources of financing in the six months ended June 30, 2014 consisted of proceeds from our initial public offering and borrowings on our credit facility and warrants.

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

As of June 30, 2014, our cash and cash equivalents totaled approximately $12,461,000. While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. On February 10, 2014, we received net cash proceeds of approximately $17,390,000 as a result of the closing of our initial public offering, after deducting approximately $1,610,000 of underwriting discounts and additional underwriting costs incurred. On April 30, 2014, we received net cash proceeds of approximately $4,927,000 pursuant to the execution of a term loan agreement with Oxford Finance LLC. We believe that our cash resources should be sufficient to support currently forecasted operations through at least the next twelve months. We expect that we will need additional financing in the future to execute on our current or future business strategies beyond the next twelve months. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. In addition to test revenues, such financing may be derived from one or more of the following types of transactions: debt, equity, product development, technology licensing or collaboration. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

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

BIOCEPT, INC. (Registrant)

Date: August 8, 2014	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2014	By:	/s/ William G. Kachioff
William G. Kachioff Chief Financial Officer and Senior Vice President of Finance
(Principal Financial and Accounting Officer)

Exhibit Index

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q.

EXHIBITS

Exhibit No.	Description of Exhibit

4.1	Form of Warrant issued to the lenders under the Loan and Security Agreement, dated as of April 30, 2014, by and among Biocept, Inc., Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, including Oxford Finance LLC. (1)

10.1	Loan and Security Agreement by and among Biocept, Inc., Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, including Oxford Finance LLC, dated as of April 30, 2014.(1)

10.2	2014 Annual Incentive Plan.

31.1	Certification of Michael Nall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William Kachioff, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Michael Nall, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of William Kachioff, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on May 6, 2014 and incorporated herein by reference.
*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.
**	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.