Form 10-Q
period 2014-09-30
BIOCEPT INC
filed 2014-11-14
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 10, 2014, there were 4,449,603 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2014

IMPORTANT NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report other than statements of historical fact, are forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made except as required by law. Readers should, however, review the factors and risks we describe in the reports and registration statements we file from time to time with the SEC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	September 30,
	2013	2014
		(unaudited)
Current assets:
Cash and cash equivalents	$69,178	$8,819,872
Accounts receivable	9,200	12,445
Inventories, net	92,823	148,640
Prepaid expenses and other current assets	799,131	340,469
Total current assets	970,332	9,321,426
Fixed assets, net	358,887	528,248
Other non-current assets, net	500	25,365
Total assets	$1,329,719	$9,875,039
Current liabilities:
Accounts payable	$1,540,618	$552,994
Accrued liabilities	2,242,058	580,602
Line of credit	1,981,000	—
Notes payable, net	5,200,599	—
Warrant liability	2,140,532	1,128
Supplier financings	218,925	—
Current portion of equipment financing	—	55,800
Total current liabilities	13,323,732	1,190,524
Non-current portion of equipment financing, net	—	78,933
Credit facility, net	—	4,731,541
Non-current interest payable	—	33,905
Deferred rent	462,001	495,239
Total liabilities	13,785,733	6,530,142
Commitments and contingencies (see Note 9)
Shareholders’ equity/(deficit):
Series A convertible preferred stock, $0.0001 par value, 100,000,000 authorized; 69,421,047 issued and outstanding at December 31, 2013; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2014; liquidation preference of $41,652,628 at December 31, 2013 (see Note 2).	6,942	—
Common stock, $0.0001 par value, 53,000,000 authorized; 185,550 issued and outstanding at December 31, 2013; 40,000,000 authorized; 4,449,603 issued and outstanding at September 30, 2014 (see Note 2).	19	445
Additional paid-in capital	109,958,001	137,749,933
Accumulated deficit	(122,420,976)	(134,405,481)
Total shareholders’ equity/(deficit)	(12,456,014)	3,344,897
Total liabilities and shareholders’ equity/(deficit)	$1,329,719	$9,875,039

The accompanying notes are an integral part of these unaudited condensed financial statements

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2014	2013	2014
Revenues	$31,922	$10,274	$115,445	$57,794
Cost of revenues	619,080	538,181	1,759,568	1,555,861
Gross loss	(587,158)	(527,907)	(1,644,123)	(1,498,067)
Operating expenses
Research and development expenses	975,104	1,310,905	2,375,892	3,427,513
General and administrative expenses	806,872	1,060,812	1,736,192	3,970,579
Sales and marketing expenses	5,342	812,005	129,678	1,246,507
Loss from operations	(2,374,476)	(3,711,629)	(5,885,885)	(10,142,666)
Other income/(expense)
Interest expense, net	(457,250)	(151,491)	(1,435,087)	(1,640,045)
Change in fair value of warrant liability	(7,647)	3,326	593,365	(200,994)
Other income/(expense)	(20,818)	—	(32,767)	—
Total other income/(expense)	(485,715)	(148,165)	(874,489)	(1,841,039)
Loss before income taxes	(2,860,191)	(3,859,794)	(6,760,374)	(11,983,705)
Income tax expense	—	—	(800)	(800)
Net loss & comprehensive loss	$(2,860,191)	$(3,859,794)	$(6,761,174)	$(11,984,505)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	181,954	4,449,603	182,199	3,845,540
Diluted	181,954	4,449,603	182,199	3,845,540
Net loss per common share:
Basic	$(15.72)	$(0.87)	$(37.11)	$(3.12)
Diluted	$(15.72)	$(0.87)	$(37.11)	$(3.12)

The accompanying notes are an integral part of these unaudited condensed financial statements

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2013	2014
Cash Flows From Operating Activities
Net loss	$(6,761,174)	$(11,984,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	202,641	177,516
Inventory reserve	68,496	(9,616)
Stock-based compensation	683,396	1,506,586
Non-cash interest expense related to convertible debt, credit facility and other financing activities	1,302,136	1,428,324
Change in fair value of warrant liability	(593,365)	200,994
Increase/(decrease) in cash resulting from changes in:
Accounts receivable	(41,599)	(3,245)
Inventory	(97,342)	(46,201)
Prepaid expenses and other current assets	(25,255)	(528,988)
Other non-current assets	269,083	(28,894)
Accounts payable	(120,781)	(992,399)
Accrued liabilities	271,470	(1,172,611)
Non-current interest payable	—	33,905
Deferred rent	(34,749)	33,238
Net cash used in operating activities	(4,877,043)	(11,385,896)
Cash Flows From Investing Activities
Purchases of fixed assets	(711)	(201,835)
Net cash used in investing activities	(711)	(201,835)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	395	—
Payments for repurchase of shares	(4,111)	—
Principal payments on equipment financing	—	(9,300)
Net proceeds from issuance of common stock	—	17,390,240
Payments on supplier and other third party financings	(61,874)	(163,411)
Payments on line of credit	—	(2,346,000)
Proceeds from borrowings on line of credit	1,490,996	365,000
Proceeds from issuance of convertible notes and warrants	3,570,000	175,000
Net proceeds from borrowings on credit facility and warrants	—	4,926,896
Net cash provided by financing activities	4,995,406	20,338,425
Net increase/(decrease) in Cash and Cash Equivalents	117,652	8,750,694
Cash and Cash Equivalents at Beginning of Period	185,256	69,178
Cash and Cash Equivalents at End of Period	$302,908	$8,819,872
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$298,381
Taxes	$800	$800

Non-cash Investing and Financing Activities:

During the nine months ended September 30, 2013, 21,846 shares of common stock, with a par value of $0.0001, were issued for restricted stock units.

During the nine months ended September 30, 2013, convertible notes with a principal balance of $20,231,000 and accrued interest of approximately $2,581,000 were converted into 42,245,834 shares of preferred stock with a par value of $0.0001. In conjunction with this conversion, $236,799 of derivative warrant liabilities were reclassified to additional paid-in capital, as the underlying exercise prices on the warrants were determined by the debt conversion. Also during the nine months ended September 30, 2013, an additional $144,346 of derivative warrant liabilities were reclassified to additional paid-in capital when their underlying exercise price was fixed.

During the nine months ended September 30, 2013, the Company issued to its landlord a warrant to purchase common shares with a warrant coverage amount of $502,605 and an exercise price equal to the price per share of the Company’s common stock sold in the Company’s initial public offering (“IPO”) (see Note 2). The fair value of the warrant as calculated under the Company’s probability weighted Black-Scholes valuation model was approximately $309,000 at September 30, 2013, which was recorded on the condensed balance sheet as a component of deferred rent and warrant liability.

During the nine months ended September 30, 2014, the Company cancelled its private company directors and officers liability insurance policy. The previously financed premium balance of $44,559 was cancelled and a partial refund of $10,955 was received.

During the nine months ended September 30, 2014, common stock warrants with an estimated aggregate grant date fair value of $135,222 were issued in conjunction with guarantees on the Company’s additional borrowings under its Line of Credit and additional borrowings made under its 2013 Convertible Bridge Notes, and were recorded as a discount to outstanding debt at the date of issuance.

An IPO of the Company’s common stock was effected on February 5, 2014, the closing of which occurred on February 10, 2014 (see Note 2). On February 4, 2014, as contemplated by the registration statement covering the IPO, 69,421,047 shares of outstanding Series A Preferred Stock were automatically converted into 1,652,851 shares of common stock. In connection with the closing of the IPO on February 10, 2014, (i) the underwriters of the IPO were granted a 45 day option from the closing date of the IPO to purchase up to 285,000 shares of common stock at $9.30 per share to cover overallotments with a grant date fair value of $202,143 (see Note 4), which was not exercised and is recorded as an offset to additional paid-in capital within common stock issuance costs at September 30, 2014, (ii) certain designees of the representative of the underwriters were issued warrants to buy (in the aggregate) up to 95,000 shares of common stock at $12.50 per share with a term of five years and a grant date fair value of $544,116 (see Note 4), and is recorded as an offset to additional paid-in capital within common stock issuance costs at September 30, 2014, (iii) underwriter IPO costs and discounts of $279,760 and $1,330,000, respectively, were netted against the proceeds from the IPO and are reflected as an offset to additional paid-in capital, (iv) the $1,400,000 principal amount and $233,982 of accrued interest related to the 2008 Convertible Note were converted at $10.00 per share into a total of 163,399 shares of common stock, (v) the $5,165,000 principal amount and $313,017 of accrued interest related to the 2013 Convertible Bridge Notes were converted at $10.00 per share into a total of 547,794 shares of common stock, (vi) derivative warrant liabilities of $2,475,620 associated with an aggregate of 387,152 common stock warrants related to the 2013 Convertible Bridge Notes and Line of Credit were reclassified to additional paid-in capital when their underlying exercise price was fixed at $10.00 per share, and (vii) additional costs associated with the IPO of $932,136 were reclassified from prepaid expenses and other current assets to additional paid-in capital.

During the nine months ended September 30, 2014, a common stock warrant with an estimated grant date fair value of $233,107 was issued in conjunction with borrowings made under the Company’s 2014 Credit Facility, and was recorded as a discount to outstanding debt at the date of issuance (see Note 6).

Fixed assets purchased totaling $4,775 during the nine months ended September 30, 2014 remain unpaid as of September 30, 2014, and are excluded from cash purchases in the Company’s unaudited condensed statement of cash flows.

A fixed asset purchased for $140,267 during the nine months ended September 30, 2014 is recorded as an equipment financing obligation and is excluded from cash purchases in the Company’s unaudited condensed statement of cash flows.

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

In August 2014, the FASB issued authoritative guidance requiring management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Certain additional financial statement disclosures are required if such conditions or events are identified. This guidance is effective for the annual reporting period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of this guidance on its financial statements and disclosures.

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

During the nine months ended September 30, 2014, the Company repaid in full the remaining amounts outstanding of approximately $70,000 due for laboratory equipment under financing agreements with a supplier, which is a business owned by a member of the Company’s board of directors, using the net proceeds from the IPO.

3. Liquidity & Going Concern Uncertainty

These unaudited condensed financial statements have been prepared and presented on a basis assuming the Company will continue as a going concern. The factors below raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary from the outcome of this uncertainty.

At December 31, 2013 and September 30, 2014, the Company had accumulated deficits of approximately $122,421,000 and $134,405,000, respectively. For the three and nine months ended September 30, 2014, the Company incurred net losses of approximately $3,860,000 and $11,985,000, respectively. While the Company is currently in the commercialization stage of operations, the Company has not yet achieved profitability and anticipates that it will continue to incur net losses in the foreseeable future.

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

As of September 30, 2014, cash and cash equivalents totaled approximately $8,820,000. On February 10, 2014, the Company received cash proceeds of approximately $17,390,000 as a result of the closing of its IPO, net of underwriting discounts and additional underwriting costs incurred (see Note 2). On April 30, 2014, the Company received net cash proceeds of approximately $4,927,000 pursuant to the execution of a term loan agreement with Oxford Finance LLC (see Note 6). Management expects that the Company will need additional financing in the future to execute on its current or future business strategies beyond the next six months. Until the Company can generate significant cash from operations, the Company expects to continue to fund its operations with the proceeds of offerings of the Company’s equity and debt securities. Management can provide no assurances that any sources of a sufficient amount of financing will be available to the Company on favorable terms, if at all. In addition to test revenues, such financing may be derived from one or more of the following types of transactions: debt, equity, product development, technology licensing or collaboration.

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

Warrant Liability Derivatives

The Company classified the fair value measurements of the Company’s warrant liability derivatives as Level 3 in all periods presented. The Company adjusted the carrying value of the warrants classified as liabilities until the completion of its IPO on February 10, 2014, at which time the exercise price was fixed at $10.00 per share and the fair value of the warrants was reclassified to shareholders’ deficit, except for a warrant for 1,587 preferred shares that remains outstanding at September 30, 2014 (see Note 2).

The aggregate fair value of the Company’s warrant liability at the closing of the IPO on February 10, 2014 was estimated using a Black-Scholes valuation model with the following assumptions for the five-year term and two-year term common stock warrants, respectively:

	Five-year term	Two-year term
Stock price	$8.91	$8.91
Exercise price	$10.00	$10.00
Expected dividend yield	0.00%	0.00%
Discount rate-bond equivalent yield	1.48%	0.32%
Expected life (in years)	5.00	2.00
Expected volatility	90.0%	90.0%

The fair value attributed to such warrants as of December 31, 2013 and September 30, 2014 is as follows:

Fair Value Measurements Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant Liability at December 31, 2013	—	—	2,140,532
Warrant Liability at September 30, 2014	—	—	1,128

The following table includes a summary of changes in the fair value of the warrants for the nine months ended September 30, 2014:

Fair Value Measurements
at Reporting Date Using
Significant Unobservable
Inputs (Level 3)
Balance at December 31, 2013	$2,140,532
Warrant liability incurred	135,222
Change in fair value included in expense	200,994
Warrant liability reclassified to additional paid-in capital	(2,475,620)
Balance at September 30, 2014	$1,128

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

The estimated grant date fair values of these non-cash equity classified instruments were recorded as an offset to additional paid-in capital within common stock issuance costs.

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

The estimated grant date fair value of this non-cash equity classified instrument was recorded as a discount to outstanding debt and is amortized to interest expense utilizing the effective interest method over the underlying term of the loan.

The estimated fair value of the Company’s Credit Facility at September 30, 2014 approximated carrying value, which was determined using a discounted cash flow analysis. The analysis considered interest rates of instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs (see Note 6).

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	September 30,
	2013	2014
Fixed Assets
Machinery and equipment	$2,761,560	$2,773,875
Furniture and office equipment	209,844	209,844
Computer equipment and software	681,508	681,508
Leasehold improvements	373,653	506,328
Financed equipment	677,000	878,447
Construction in process	12,299	12,739
	4,715,864	5,062,741
Less accumulated depreciation and amortization	4,356,977	4,534,493
Total fixed assets, net	$358,887	$528,248
Accrued Liabilities
Accrued interest	$524,885	$33,125
Accrued payroll	125,299	148,664
Deferred wages	1,377,987	—
Accrued vacation	213,601	251,108
Accrued bonuses	—	122,100
Other	286	25,605
Total accrued liabilities	$2,242,058	$580,602

As of December 31, 2013, the Company incurred $538,318 in costs directly associated with its IPO, which are reflected on the unaudited condensed balance sheet as a component of prepaid expenses and other current assets. As of September 30, 2014, a balance of $1,211,896 of such costs, in addition to underwriting discounts of $1,330,000 and an aggregate $746,259 of associated stock option and restricted stock awards, are offset against additional paid-in capital as a result of the closing of the Company’s IPO on February 10, 2014 (see Note 2).

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

Issuance costs of $73,104 associated with the first term loan under the Credit Facility were deducted from the gross proceeds by the lender and were recorded as a discount to outstanding debt as of the closing date, resulting in net proceeds of $4,926,896. Other issuance costs of $28,932 directly related to the Credit Facility but not associated with the lender were recorded as a component of other non-current assets in the unaudited condensed balance sheet. The estimated fair value of the warrant issued of $233,107 was recorded as a discount to outstanding debt as of the closing date. The discounts and other issuance costs are amortized to interest expense utilizing the effective interest method over the underlying term of the loan. The total amount of interest expense recorded during the three and nine months ended September 30, 2014 related to the Credit Facility was $144,717 and $240,850, respectively. The Credit Facility bears an effective annual interest rate of 10.81% at both April 30, 2014 and September 30, 2014.

7. Stock-based Compensation

Stock Options

A summary of stock option activity for option awards granted under the Company’s 2007 Equity Incentive Plan and 2013 Equity Incentive Plan for the nine months ended September 30, 2014 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Vested and unvested expected to vest, December 31, 2013	331,540	$5.14	9.3
Outstanding at December 31, 2013	333,106	$5.14	9.3
Granted	594,798	$7.06
Exercised	—	—
Cancelled/forfeited/expired	(52,862)	$4.66
Outstanding at September 30, 2014	875,042	$6.47	9.2
Vested and unvested expected to vest, September 30, 2014	871,124	$6.48	9.2

The intrinsic values of options outstanding and options vested and unvested expected to vest at September 30, 2014 were zero.

The fair values of option awards granted during the nine months ended September 30, 2014 were estimated using a Black-Scholes pricing model with the following assumptions:

Stock and exercise prices	$4.38 - $9.11
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.56% – 2.06%
Expected life (in years)	5.00 – 6.08
Expected volatility	90.0% – 100.0%
Expected forfeiture rate	0.00% – 5.00%

Using the assumptions described above, with stock and exercise prices being equal on date of grant, the weighted-average estimated fair value of options granted in the nine months ended September 30, 2014 was $5.51 per share.

Further information about the options outstanding and exercisable at September 30, 2014 is as follows:

		Weighted
Weighted		Average
Average	Total Shares	Contractual	Total Shares
Exercise Price	Outstanding	Life (in years)	Exercisable
$4.38	86,458	9.6	8,540
$4.62	19,928	6.5	17,473
$5.03	21,500	9.8	—
$5.04	8,233	4.8	8,233
$5.18	285,625	8.8	159,406
$5.35	117,500	9.7	4,686
$7.50	43,000	9.5	—
$8.88	238,500	9.4	—
$9.11	54,298	9.4	54,298
	875,042		252,636

The intrinsic value of options exercisable at September 30, 2014 was zero.

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

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statement of operations and comprehensive loss during the periods presented:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2014	2013	2014
Stock Options
Research and development expenses	$246,313	$35,569	$253,828	$149,626
General and administrative expenses	141,693	236,769	155,197	908,490
Sales and marketing expenses	—	27,834	—	46,762
Total expenses related to stock options	388,006	300,172	409,025	1,104,878
RSUs
Research and development expenses	—	7,500	—	22,500
General and administrative expenses	—	13,750	274,371	379,208
Total stock-based compensation	$388,006	$321,422	$683,396	$1,506,586

As of September 30, 2014, total unrecognized stock-based compensation expense related to unvested stock option and RSU awards, adjusted for estimated forfeitures, was approximately $2,916,000 and $71,000, respectively, and is expected to be recognized over a weighted-average period of 2.7 years and 0.8 years, respectively.

8. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three and nine months ended September 30, 2013 and 2014, the outstanding shares of Series A preferred stock, RSUs, convertible debt, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the three and nine months ended
	September 30,
	2013	2014
Series A preferred (number of common stock equivalents)	1,652,851	—
Preferred warrants outstanding (number of common stock equivalents)	192,262	1,587
Notes payable convertible into preferred shares (number of common stock equivalents)	232,558	—
Preferred share RSUs (number of common stock equivalents)	68,546	73,151
Common warrants outstanding	630,110	609,187
Notes payable convertible into common shares	741,857	—
Common share RSUs	133,971	178,467
Common options outstanding	344,565	875,042
Total anti-dilutive common share equivalents	3,996,720	1,737,434

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

We are in the process of commercializing our first test, OncoCEE-BR, for breast cancer, and launched our OncoCEE-LU test for non-small cell lung cancer, or NSCLC, in November of 2014. These tests utilize our CEE technology platform and provide CTC enumeration as well as biomarker analysis from a standard blood sample. In the case of the OncoCEE-BR test, biomarker analysis involves fluorescence in situ hybridization, or FISH, for the detection and quantitation of the human epidermal growth factor receptor 2, or HER2, gene copy number as well as immunocytochemical analysis of estrogen receptor protein, which is now launched. We plan to include immunocytochemical analysis of progesterone receptor proteins in the OncoCEE-BR test within the next year. A patient’s HER2 status provides the physician with information about the appropriateness of therapies such as Herceptin® or Tykerb®. Estrogen receptor (ER) and progesterone receptor (PR) status provides the physician with information about the appropriateness of endocrine therapies such as tamoxifen and aromatase inhibitors.

The OncoCEE-LU test’s biomarker analysis currently includes FISH testing for ALK gene fusions. We plan to add FISH testing for ROS1 as well as mutation analysis for the epidermal growth factor receptor, or EGFR, gene, the K-ras gene and the B-raf gene in the future. The L858R mutation of the EGFR gene and Exon 19 deletions as activators of EGFR kinase activity are linked to the drugs Tarceva®, Gilotrif® and Iressa®. The T790M mutation of the EGFR gene as a resistance marker for EGFR tyrosine kinase inhibitors is linked to drugs in clinical development that address this resistance. The codon 12 and 13 mutations of the K-ras gene are found in patients whose tumors are unlikely to respond to the EGFR kinase inhibitors such as Erbitux® and Vectibix®, and the codon 600 mutations of the B-raf gene are linked to Zelboraf® and Tafinlar®, which are both approved for melanoma and are in clinical trials for lung cancer. Our OncoCEE-LU test is performed on a standard blood sample.

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

Test Name/ Solid Tumor Type	Biomarkers	Indication	Status of Test or Project	Targeted Quarter of Availability for Commercialization
OncoCEE-BRTM / Breast Cancer	Enumeration, HER2 by FISH, ER	Prognosis, therapy selection, monitoring	Currently available	N/A

	PR	Prognosis, therapy selection, monitoring	Validation	2015 Q2

	ER Mutation by CEE- SelectorTM	Prognosis, therapy selection, monitoring	Development	2015 Q2

OncoCEE-LUTM / Lung Cancer	Enumeration, ALK by FISH	Prognosis, therapy selection, monitoring	Currently available	N/A

	Met and ROS1 by FISH	Prognosis, therapy selection, monitoring	Validation	2014 Q4, 2015 Q1

	K-ras, B-raf , EGFR and ALK mutations by CEE-SelectorTM	Prognosis, therapy selection, monitoring	Development and Validation	2014 Q4, 2015 Q1, Q2

OncoCEE-GATM / Gastric Cancer	Enumeration, HER2 by FISH	Prognosis, therapy selection, monitoring	Validation	2014 Q4

OncoCEE-CRTM / Colorectal Cancer	Enumeration, EGFR by FISH	Prognosis, therapy selection, monitoring	Validation	2015 Q2

	K-ras and B-raf by CEE-SelectorTM	Prognosis, therapy selection, monitoring	Development	2015 Q2

OncoCEE-PRTM / Prostate Cancer	Enumeration, PTEN deletion and AR by FISH	Prognosis, therapy selection, monitoring	Validation	2015 Q3

OncoCEE-METM / Melanoma	Enumeration, B-raf and N-ras mutations by CEE-SelectorTM	Prognosis, therapy selection, monitoring	Development	2015 Q2

OncoCEE-DTCTM	Breast and Prostate Cancer- DTC analysis in bone marrow; HER2 and AR/PTEN by FISH, respectively	Prognosis, therapy selection, monitoring	Currently available for Research and Pharma

CEE-SelectorTM	Sequencing application for multiple cancer types- K-ras, B-raf, EGFR and other mutations detected in plasma.	Therapy selection, monitoring	Development	2015 Q3

Our revenue generating efforts are focused in three areas:

•	Providing clinical testing that oncologists use in order to determine the best treatment plan for their patients;
•	Providing clinical trial, research and development services to biopharma companies developing cancer therapies; and
•	Licensing our proprietary testing and/or technologies to partners in the United States and abroad.

We accessioned 96 commercial cases during the three months ended September 30, 2014 as compared to 10 commercial cases for the same period in 2013, an increase of 86 cases, or 860%. We accessioned 110 commercial cases during the nine months ended September 30, 2014 as compared to 42 cases for the same period in 2013, an increase of 68 cases, or 162%. Revenues from commercial cases are recognized as collected. The expected collection period for the commercial cases accessioned during the three months ended September 30, 2014 extends beyond the end of the reporting period.

Results of Operations

Three Months Ended September 30, 2013 and 2014

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended September 30,		Change
	2013	2014	$	%
(dollars in thousands)
Revenue	$32	$10	$(22)	(69%)
Cost of revenues	619	538	(81)	(13%)
Research and development expenses	975	1,311	336	34%
General and administrative expenses	807	1,061	254	31%
Sales and marketing expenses	5	812	807	16,140%
Loss from operations	(2,374)	(3,712)	(1,338)	56%
Interest expense, net	(457)	(151)	306	(67%)
Change in fair value of warrant liability	(8)	3	11	(138%)
Other income/(expense)	(21)	—	(21)	100%
Loss before income taxes	(2,860)	(3,860)	(1,000)	35%
Income tax expense	—	—	—	—
Net loss	$(2,860)	$(3,860)	$(1,000)	35%

Revenue

Revenues were approximately $10,000 for the three months ended September 30, 2014, compared with approximately $32,000 for the three months ended September 30, 2013, a decrease of $22,000, or 69%. The decrease was primarily related to lower Dana Farber Cancer Institute sample volume as the trial’s enrollment approaches completion, with three development services tests performed during the three months ended September 30, 2014 as compared to 48 during the same period in 2013. The average price collected per commercial test increased from $1,011 for the three months ended September 30, 2013 to an average of $1,512 for the three months ended September 30, 2014, and the average price per development services test was $400 for the three months ended September 30, 2013 and 2014.

Cost of Revenues

Cost of revenues was approximately $538,000 for the three months ended September 30, 2014, compared with approximately $619,000 for the three months ended September 30, 2013, a decrease of $81,000, or 13%. The decrease was primarily due to a decrease in the proportion of lab volume that related to revenue-generating activities relative to the total number of samples processed for the three months ended September 30, 2014 as compared to the same period in 2013, partially offset by increases in personnel and allocated facilities costs.

Operating Expenses

Research and Development Expenses. Research and development expenses were approximately $1,311,000 for the three months ended September 30, 2014, compared with approximately $975,000 for the three months ended September 30, 2013, an increase of $336,000, or 34%. The increase was primarily due to an increase of $284,000 in validation samples and allocated costs related to the higher proportion of lab activities relating to product development, as well as increases of $229,000 in personnel costs primarily related to hiring additional development and lab personnel for new test validations and $73,000 in facilities, repairs and maintenance expenses for the three months ended September 30, 2014 as compared to the same period in 2013, partially offset by a decrease of $268,000 in stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses were approximately $1,061,000 for the three months ended September 30, 2014, compared with approximately $807,000 for the three months ended September 30, 2013, an increase of $254,000, or 31%. The increase was primarily due to an increase of $151,000 in insurance, legal, accounting, and consulting expenses as a result of becoming a publicly traded company in February 2014, an increase of $115,000 in personnel costs, and an increase of

$61,000 in legal fees associated with patents for the three months ended September 30, 2014 as compared to the same period in 2013, partially offset by a decrease of $101,000 in stock-based compensation expense.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $812,000 for the three months ended September 30, 2014, compared with approximately $5,000 for the three months ended September 30, 2013, an increase of $807,000. The increase was primarily due to personnel-related expenses resulting from the deployment of our sales and marketing function. For the three months ended September 30, 2014, the sales and marketing function included an average of 10 employees. We had no sales and marketing function during the three month period ended September 30, 2013.

Interest Income and Expense

Interest expense was approximately $151,000 for the three months ended September 30, 2014, compared with approximately $457,000 for the three months ended September 30, 2013, a decrease of $306,000, or 67%. The decrease was due to a decrease of $400,000 in non-cash interest and discount amortization expense related to convertible notes payable that were converted into shares of common stock in conjunction with our initial public offering in February 2014, partially offset by an increase of $94,000 in cash interest expense primarily associated with the April 2014 Credit Facility.

Change in Fair Value of Warrant Liability

The non-cash gain resulting from the change in the fair value of warrant liability of approximately $3,000 for the three months ended September 30, 2014 compared with the non-cash loss of approximately $8,000 for the three months ended September 30, 2013 represents an increase in non-cash gain of $11,000, or 138%. The increase is due to a decline in the stock price underlying the warrants during the three months ended September 30, 2014, compared with an increase in the stock price underlying the warrants during the same period in 2013.

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

Nine Months Ended September 30, 2013 and 2014

The following table sets forth certain information concerning our results of operations for the periods shown:

	Nine Months Ended September 30,		Change
	2013	2014	$	%
(dollars in thousands)
Revenue	$115	$58	$(57)	(50%)
Cost of revenues	1,760	1,556	(204)	(12%)
Research and development expenses	2,376	3,428	1,052	44%
General and administrative expenses	1,736	3,971	2,235	129%
Sales and marketing expenses	129	1,246	1,117	866%
Loss from operations	(5,886)	(10,143)	(4,257)	72%
Interest expense, net	(1,435)	(1,640)	(205)	14%
Change in fair value of warrant liability	593	(201)	(794)	(134%)
Other income/(expense)	(32)	—	(32)	100%
Loss before income taxes	(6,760)	(11,984)	(5,224)	77%
Income tax expense	(1)	(1)	—	—
Net loss	$(6,761)	$(11,985)	$(5,224)	77%

Revenue

Revenues were approximately $58,000 for the nine months ended September 30, 2014, compared with approximately $115,000 for the nine months ended September 30, 2013, a decrease of $57,000, or 50%. The decrease was primarily related to lower Dana Farber Cancer Institute sample volume as the trial’s enrollment approaches completion, with 104 development services tests performed during the nine months ended September 30, 2014 as compared to 212 during the same period in 2013. The average price collected per commercial test increased from $636 for the nine months ended September 30, 2013 to an average of $1,261 for the nine months ended September 30, 2014, and the average price per development services test was $400 for the nine months ended September 30, 2013 and 2014.

Cost of Revenues

Cost of revenues was approximately $1,556,000 for the nine months ended September 30, 2014, compared with approximately $1,760,000 for the nine months ended September 30, 2013, a decrease of $204,000, or 12%. The decrease was primarily due to the decrease in the proportion of lab volume that related to revenue-generating activities relative to the total number of samples processed for the nine months ended September 30, 2014 as compared to the same period in 2013, partially offset by increases in personnel and allocated facilities costs.

Operating Expenses

Research and Development Expenses. Research and development expenses were approximately $3,428,000 for the nine months ended September 30, 2014, compared with approximately $2,376,000 for the nine months ended September 30, 2013, an increase of $1,052,000, or 44%. The increase was primarily due to an increase of $518,000 in personnel expense primarily related to hiring additional development and lab personnel for new test validations and partially related to non-recurring compensation triggered by our initial public offering, an increase of $417,000 in validation samples and allocated costs related to the higher proportion of lab activities relating to product development, and an increase of $258,000 in facilities, repairs and maintenance costs for the three months ended September 30, 2014 as compared to the same period in 2013, partially offset by a decrease of $147,000 in stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses were approximately $3,971,000 for the nine months ended September 30, 2014, compared with approximately $1,736,000 for the nine months ended September 30, 2013, an increase of $2,235,000, or 129%. The increase was primarily due to an increase of $923,000 in stock-based compensation expense, an increase of $754,000 in insurance, legal, accounting, and consulting expenses as a result of becoming a publicly traded company in February 2014, an increase of $313,000 in personnel expense primarily related to non-recurring compensation triggered by our initial public offering, and increases of $99,000 in legal fees associated with patents and $85,000 in general corporate expenses primarily related to taxes for the nine months ended September 30, 2014 as compared to the same period in 2013.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1,246,000 for the nine months ended September 30, 2014, compared with approximately $129,000 for the nine months ended September 30, 2013, an increase of $1,117,000. The increase was primarily due to an increase in personnel-related expenses resulting from an expansion in sales and marketing headcount from an average of one for the nine months ended September 30, 2013 to an average of six for the same period in 2014.

Interest Income and Expense

Interest expense was approximately $1,640,000 for the nine months ended September 30, 2014, compared with approximately $1,435,000 for the nine months ended September 30, 2013, an increase of $205,000, or 14%. The increase was due to an increase of $1,028,000 in non-cash amortization expense related to amortization and write-offs of discounts to convertible notes payable that were converted into shares of common stock in conjunction with our initial public offering in February 2014, as well as an increase of $187,000 in cash interest expense primarily associated with the April 2014 Credit Facility, partially offset by a decrease of $1,010,000 in non-cash interest expense related to the notes payable that were converted to common stock in February 2014.

Change in Fair Value of Warrant Liability

The non-cash loss resulting from the change in the fair value of warrant liability of approximately $201,000 for the nine months ended September 30, 2014 compared with the non-cash gain of approximately $593,000 for the nine months ended September 30, 2013 represents an increase in non-cash loss of $794,000, or 134%. The increase is due to a relative increase in the average price of the shares underlying warrants, as well as a greater number of average estimated warrants outstanding upon which the price of the shares underlying warrants is applied, during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

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

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Nine Months Ended
	September 30,
	2013	2014
(dollars in thousands)
Cash provided by (used in):
Operating activities	$(4,877)	$(11,386)
Investing activities	(1)	(202)
Financing activities	4,996	20,338
Net increase (decrease) in cash and cash equivalents	$118	$8,750

Cash Used in Operating Activities. Net cash used in operating activities was approximately $11,386,000 for the nine months ended September 30, 2014, compared to net cash used in operating activities of approximately $4,877,000 for the nine months ended September 30, 2013. In all periods the primary use of cash was to fund our net loss. Additionally, an increase of $2,926,000 in cash used to fund operating assets and liabilities, primarily related to the payment of deferred salaries, interest and taxes thereon as well as initial public offering costs, was partially offset by an increase of $1,641,000 in non-cash operating expenses during the nine months ended September 30, 2014 as compared to the same period in 2013.

Cash Used in Investing Activities. Net cash used in investing activities was approximately $202,000 for the nine months ended September 30, 2014, compared to net cash used in investing activities of approximately $1,000 for the nine months ended September 30, 2013. In all periods the primary use of cash was to acquire fixed assets.

Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $20,338,000 for the nine months ended September 30, 2014, compared to net cash provided by financing activities of approximately $4,996,000 for the nine months ended September 30, 2013. Our primary source of financing in the nine months ended September 30, 2013 consisted of loans received from our major shareholder and members of our board of directors and their affiliates in exchange for convertible promissory notes and warrants, as well as proceeds from borrowings on our Line of Credit, and our primary sources of financing in the nine months ended September 30, 2014 consisted of proceeds from our initial public offering and borrowings on our credit facility and warrants.

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

As of September 30, 2014, our cash and cash equivalents totaled approximately $8,820,000. While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. On February 10, 2014, we received net cash proceeds of approximately $17,390,000 as a result of the closing of our initial public offering, after deducting approximately $1,610,000 of underwriting discounts and additional underwriting costs incurred. On April 30, 2014, we received net cash proceeds of approximately $4,927,000 pursuant to the execution of a term loan agreement with Oxford Finance LLC. We expect that we will need additional financing in the future to execute on our current or future business strategies beyond the next six months. Until we can generate significant cash from operations, we expect to continue to fund operations with the proceeds of offerings of our equity and debt securities. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. In addition to test revenues, such financing may be derived from one or more of the following types of transactions: debt, equity, product development, technology licensing or collaboration. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

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

Critical Accounting Policies and Significant Judgments and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our financial statements, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see the information listed in the item captioned “Risk Factors” in the Form 10-K. There have been no material changes to the risk factors as disclosed in the Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial position and results of operations.

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

Upon receipt, the net proceeds from our IPO were invested in cash equivalents. As of September 30, 2014, we estimate that we had used approximately $8.6 million for the funding of commercialization of our OncoCEE-BR test, research and development and other operating activities, $2.5 million for repayments of indebtedness, and $2.3 million for payments of deferred salaries, interest, and taxes thereon as well as initial public offering costs. We intend to use the remainder of the net proceeds from the IPO and other resources to fund commercialization of our current and future tests, further research and development, to acquire equipment, and to fund other general corporate purposes and the continued expansion of our business. The actual amounts and timing of our actual expenditures depend on numerous factors, including the success of our efforts to market OncoCEE-BR, the timing and progress of our research and development activities for the tests in our pipeline, the success of our efforts to increase sales of our laboratory services, changes in regulatory requirements for LDTs, and other unforeseen regulatory or compliance costs. The costs and timing of test development activities, particularly conducting clinical validation studies and obtaining regulatory clearance or approval, if required, are highly uncertain, subject to substantial risks and can often change. Depending on the outcome of these activities and other unforeseen events, our plans and priorities may change and we may apply the net proceeds from our IPO in different proportions than we currently anticipate.

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

BIOCEPT, INC. (Registrant)

Date: November 14, 2014	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ William G. Kachioff
William G. Kachioff
Chief Financial Officer and Senior Vice President of Finance
(Principal Financial and Accounting Officer)

Exhibit Index

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q.

EXHIBITS

Exhibit No.	Description of Exhibit

3.1*	Certificate of Amendment of Certificate of Incorporation.

3.2**	Amended and Restated Bylaws.

4.1***	Specimen Common Stock certificate of Biocept, Inc.

4.2***	Form of Representative’s Warrant (dated February 10, 2014).

31.1	Certification of Michael Nall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William Kachioff, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael Nall, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William Kachioff, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on February 14, 2014 and incorporated herein by reference.

**	Filed as an exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-191323) on September 23, 2013 and incorporated herein by reference.

***	Filed as an exhibit to the registrant’s November 5, 2013 Amendment No. 2 to Registration Statement on Form S-1, and incorporated herein by reference.