Form 10-Q
period 2015-03-31
BIOCEPT INC
filed 2015-05-13
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 6, 2015, there were 17,901,552 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2015

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	March 31,
	2014	2015
		(unaudited)
Current assets:
Cash and cash equivalents	$5,364,582	$19,294,706
Accounts receivable	10,600	15,600
Inventories, net	188,728	213,560
Prepaid expenses and other current assets	338,721	748,966
Total current assets	5,902,631	20,272,832
Fixed assets, net	662,422	626,681
Total assets	$6,565,053	$20,899,513
Current liabilities:
Accounts payable	$641,406	$970,508
Accrued liabilities	699,903	881,042
Supplier financings	33,674	16,962
Current portion of equipment financing	55,800	55,800
Current portion of credit facility	—	303,406
Current portion of deferred rent	—	5,784
Total current liabilities	1,430,783	2,233,502
Non-current portion of equipment financing, net	68,801	58,282
Non-current portion of credit facility, net	4,731,322	4,453,301
Non-current interest payable	54,537	75,367
Non-current portion of deferred rent	500,179	496,266
Total liabilities	6,785,622	7,316,718
Commitments and contingencies (see Note 10)
Shareholders’ equity/(deficit):
Common stock, $0.0001 par value, 40,000,000 authorized; 4,449,603 issued and outstanding at December 31, 2014; 17,898,052 issued and outstanding at March 31, 2015 (see Note 2).	445	1,790
Additional paid-in capital	138,066,008	155,668,755
Accumulated deficit	(138,287,022)	(142,087,750)
Total shareholders’ equity/(deficit)	(220,569)	13,582,795
Total liabilities and shareholders’ equity/(deficit)	$6,565,053	$20,899,513

The accompanying notes are an integral part of these unaudited condensed financial statements

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended March 31,
	2014	2015
Revenues	$28,275	$150,002
Cost of revenues	658,315	856,973
Gross loss	(630,040)	(706,971)
Operating expenses
Research and development expenses	1,008,929	942,129
General and administrative expenses	1,876,912	1,292,049
Sales and marketing expenses	11,142	709,456
Loss from operations	(3,527,023)	(3,650,605)
Other income/(expense)
Interest expense, net	(1,394,444)	(149,440)
Change in fair value of warrant liability	(206,404)	241
Total other income/(expense)	(1,600,848)	(149,199)
Loss before income taxes	(5,127,871)	(3,799,804)
Income tax expense	—	(924)
Net loss & comprehensive loss	$(5,127,871)	$(3,800,728)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	2,617,275	10,372,667
Diluted	2,617,275	10,372,667
Net loss per common share:
Basic	$(1.96)	$(0.37)
Diluted	$(1.96)	$(0.37)

The accompanying notes are an integral part of these unaudited condensed financial statements

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2014	2015
Cash Flows From Operating Activities
Net loss	$(5,127,871)	$(3,800,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,656	52,983
Inventory reserve	(601)	1,440
Stock-based compensation	894,940	334,065
Non-cash interest expense related to convertible debt, credit facility and other financing activities	1,382,777	28,816
Change in fair value of warrant liability	206,404	(241)
Increase/(decrease) in cash resulting from changes in:
Accounts receivable	(16,800)	(5,000)
Inventory	(3,480)	(26,272)
Prepaid expenses and other current assets	(393,902)	(455,884)
Other non-current assets	—	—
Accounts payable	(830,735)	336,956
Accrued liabilities	(1,272,654)	181,380
Non-current interest payable	—	20,830
Deferred rent	11,079	1,871
Net cash used in operating activities	(5,093,187)	(3,329,784)
Cash Flows From Investing Activities
Purchases of fixed assets	—	(25,096)
Net cash used in investing activities	—	(25,096)
Cash Flows From Financing Activities
Net proceeds from issuance of common stock	17,390,240	8,833,558
Proceeds from exercise of common stock warrants	—	8,482,108
Payments on equipment financing	—	(13,950)
Payments on supplier and other third party financings	(142,954)	(16,712)
Payments on line of credit	(2,346,000)	—
Proceeds from borrowings on line of credit	365,000	—
Proceeds from issuance of convertible notes and warrants	175,000	—
Net proceeds from borrowings on credit facility and warrants	—	—
Net cash provided by financing activities	15,441,286	17,285,004
Net increase in Cash and Cash Equivalents	10,348,099	13,930,124
Cash and Cash Equivalents at Beginning of Period	69,178	5,364,582
Cash and Cash Equivalents at End of Period	$10,417,277	$19,294,706
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$152,507	$103,386
Taxes	$-	$1,630

Non-cash Investing and Financing Activities:

During the three months ended March 31, 2014, the Company cancelled its private company directors and officers liability insurance policy financed during the year ended December 31, 2013. The previously financed premium balance of $44,559 was cancelled and a partial refund of $10,955 was received.

During the three months ended March 31, 2014, common stock warrants with an estimated aggregate grant date fair value of $135,222 were issued in conjunction with guarantees on the Company’s additional borrowings under its line of credit and additional borrowings made under its convertible notes issued in 2013, and were recorded as a discount to outstanding debt at the date of issuance.

An Initial Public Offering (“IPO”) of the Company’s common stock was effected on February 5, 2014, the closing of which occurred on February 10, 2014 (see Note 2). On February 4, 2014, as contemplated by the registration statement covering the IPO, 69,421,047 shares of outstanding Series A Convertible Preferred Stock were automatically converted into 1,652,851 shares of common stock. In connection with the closing of the IPO on February 10, 2014, (i) the underwriters of the IPO were granted a 45 day option from the closing date to purchase up to 285,000 shares of common stock at $9.30 per share to cover overallotments with a grant date fair value of $202,143, which was recorded as an offset to additional paid-in capital within common stock issuance costs, (ii) certain designees of the representative of the underwriters were issued warrants to buy (in the aggregate) up to 95,000 shares of common stock at $12.50 per share with a term of five years and a grant date fair value of $544,116, and was recorded as an offset to additional paid-in capital within common stock issuance costs, (iii) underwriter IPO costs and discounts of $279,760 and $1,330,000, respectively, were netted against the proceeds from the IPO and are reflected as an offset to additional paid-in capital, (iv) the $1,400,000 principal amount and $233,982 of accrued interest related to the convertible note issued in 2008 were converted at $10.00 per share into a total of 163,399 shares of common stock, (v) the $5,165,000 principal amount and $313,017 of accrued interest related to the convertible notes issued in 2013 were converted at $10.00 per share into a total of 548,803 shares of common stock, (vi) derivative warrant liabilities of $2,475,620 associated with an aggregate of 387,152 common stock warrants related to the convertible notes issued in 2013 and line of credit were reclassified to additional paid-in capital when their underlying exercise price was fixed at $10.00 per share, and (vii) additional costs associated with the IPO of $932,136 were reclassified from prepaid expenses and other current assets to additional paid-in capital.

A public offering of the Company’s common stock and warrants to purchase its common stock was effected on February 9, 2015, the closing of which occurred on February 13, 2015 (see Note 2). In connection with the closing of this offering, (i) warrants were issued to buy (in the aggregate) up to 8,000,000 shares of common stock at a price of $1.56 per share with a term of five years and an estimated grant date fair value of $7,690,395 (see Note 4), which was recorded as an offset to additional paid-in capital within common stock issuance costs, (ii) the underwriters were granted a 45 day option from the closing date of the offering to purchase up to 1,200,000 additional shares of common stock at a price of $1.25 per share and/or additional warrants to purchase up to 1,200,000 shares of common stock at a price of $0.0001 per warrant, less underwriting discounts and commissions, to cover over-allotments, if any, with an aggregate estimated grant date fair value of $1,627,396 (see Note 4) that was recorded to common stock issuance costs, and (iii) costs of $63,111 directly associated with this offering that were included in prepaid expenses and other current assets at December 31, 2014 were reclassified to common stock issuance costs. Proceeds from warrant exercises associated with this offering of $17,472 had not yet been received as of March 31, 2015, and are excluded from cash proceeds and changes in prepaid expenses and other current assets in the Company’s unaudited condensed statement of cash flows.

Fixed assets purchased totaling $12,205 during the three months ended March 31, 2015 were unpaid as of March 31, 2015, and are excluded from cash purchases in the Company’s unaudited condensed statement of cash flows.

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOCEPT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

The unaudited condensed financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed financial statements are unaudited and do not contain all the information required by U.S. Generally Accepted Accounting Principles (“GAAP”) to be included in a full set of financial statements. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited financial statements for the year ended December 31, 2014, filed with the SEC with our Annual Report on Form 10-K on March 11, 2015 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Certain prior period amounts have been reclassified to conform to the current period presentation.

The Company and Business Activities

Biocept, Inc. (“the Company”) was founded in California in May 1997 and is a commercial-stage cancer diagnostics company developing and commercializing proprietary circulating tumor cell (“CTC”) and circulating tumor DNA (“ctDNA”) tests utilizing a standard blood sample to improve the treatment that oncologists provide to their patients by providing better, more detailed information on the characteristics of their tumor.

The Company operates a clinical laboratory that is CLIA-certified (under the Clinical Laboratory Improvement Amendment of 1988) and CAP-accredited (by the College of American Pathologists), and manufactures Cell Enrichment and Extraction (“CEE”) microfluidic channels, related equipment and certain reagents to perform the Company’s diagnostic tests in a facility located in San Diego, California. CLIA certification and accreditation are required before any clinical laboratory may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, treatment of disease, or assessment of health. The tests the Company offers are classified as laboratory developed tests (“LDTs”), under the CLIA regulations.

In July 2013, the Company effected a reincorporation to Delaware by merging itself with and into Biocept, Inc., a Delaware corporation, which had been formed to be and was a wholly-owned subsidiary of the Company since July 23, 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Standards Accounting Board (“FASB”) issued authoritative guidance that requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This proposed guidance would be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of this guidance on its financial statements and disclosures.

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

In April 2015, the FASB issued authoritative guidance requiring debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This guidance is effective on a retrospective basis for the annual reporting period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company early adopted this guidance on a retrospective basis for the interim reporting period ended March 31, 2015. A balance of $23,194 of such costs were reclassified from other non-current assets, net to long-term credit facility, net in the Company’s balance sheet as of December 31, 2014. A total of $21,003 of such costs remain unamortized and recorded as an offset to long-term credit facility, net in the Company’s unaudited condensed balance sheet at March 31, 2015.

2. Public Offerings

Pursuant to an underwriting agreement dated February 4, 2014 between the Company and Aegis Capital Corp. (“Aegis”), as representative of the several underwriters named therein, an IPO of 1,900,000 shares of common stock at $10.00 per share was effected on February 5, 2014. The closing of the sale of these shares to the underwriters occurred on February 10, 2014. The Company received, after deducting underwriting discounts and additional costs paid to the underwriters, $17.4 million of net cash proceeds from the sale of these 1,900,000 shares. The total increase in capital as a result of the sale of these shares was $16.5 million after deducting $0.9 million of additional non-underwriter costs incurred that were netted against these proceeds under applicable accounting guidance. Additionally, the underwriters were granted a 45 day option from the closing date of the IPO to purchase up to 285,000 shares of common stock at $9.30 per share to cover overallotments with a grant date fair value of $202,143, which was not exercised. In addition, designees of Aegis were issued warrants to buy (in the aggregate) up to 95,000 shares of common stock at $12.50 per share with a term of five years and a grant date fair value of $544,116.

On February 4, 2014, as contemplated by the registration statement covering the IPO, 69,421,047 shares of outstanding Series A Convertible Preferred Stock with a par value of $0.0001 per share were converted into 1,652,851 shares of common stock and the Company’s certificate of incorporation was amended to provide for an authorized capitalization of 40,000,000 shares of common stock and 5,000,000 shares of preferred stock. There were no shares of preferred stock issued or outstanding as of December 31, 2014 or March 31, 2015.

In connection with the closing of the Company’s IPO on February 10, 2014, (i) the $1,400,000 principal amount and $233,982 of accrued interest related to the convertible note issued in 2008 were converted at $10.00 per share into a total of 163,399 shares of common stock, (ii) the $5,165,000 principal amount and $313,017 of accrued interest related to the convertible notes issued in 2013 were converted at $10.00 per share into a total of 547,794 shares of common stock, (iii) the exercise price of the warrants associated with the convertible notes issued in 2013 was fixed at $10.00 per share for an aggregate 258,249 shares of common stock, (iv) the exercise price of the warrants associated with the $2,578,104 of collateral provided to secure the Company’s line of credit was fixed at $10.00 per share for an aggregate 128,903 shares of common stock, (v) 73,151 shares of common stock vested as settlement of certain restricted stock units (which were previously expressed in shares of preferred stock) and became issuable subsequent to the expiration of the 180 day lock-up period, (vi) the Company’s Executive Chairman ceased to be an employee and continues to serve as non-executive Chairman, (vii) the number of shares of common stock covered by the Company’s 2013 Equity Incentive Plan (“2013 Plan”) increased by 800,000, (viii) all but 1,587 of the preferred warrants previously outstanding were canceled due to early termination clauses associated with the IPO, (ix) derivative warrant liabilities of $2,475,620 associated with the aggregate of 387,152 common stock warrants related to the convertible notes issued in 2013 and line of credit were reclassified to additional paid-in capital when their underlying exercise price was fixed, (x) unamortized discounts of $996,024 related to the warrants associated with the convertible notes issued in 2013 and line of credit were reclassified to interest expense, and (xi) offering costs associated with the IPO of $932,136 were reclassified from prepaid expenses and other current assets to additional paid-in capital, while additional underwriter IPO costs and discounts of $279,760 and $1,330,000, respectively, were netted against the proceeds from the IPO and are reflected as an offset to additional paid-in capital.

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

On February 13, 2014, the Compensation Committee of the Company’s Board of Directors approved the payment of an aggregate $1,009,552 in deferred salary obligations, including contractual interest, to current and former named executive officers pursuant to previously existing agreements, which was fully disbursed by April 2014 using the net proceeds from the IPO. An additional $344,883 in deferred salary obligations and interest thereon was paid to former employees other than named executive officers. Also on February 13, 2014, in connection with the closing of the IPO and pursuant to a Board resolution for a director compensation policy adopted in 2013, the Company’s Board of Directors approved annual cash retainers to non-employee directors, and granted 238,500 stock options under the 2013 Plan to non-employee directors. These option awards vest in equal annual installments over 3 years from the date of grant with a 10 year term, subject to continuing service requirements. Subsequently in February 2014, the Company’s Board of Directors approved grants of 54,298 stock options as a result of the closing of the IPO pursuant to the terms of underlying employment agreements. Included in the stock options granted pursuant to the terms of underlying employment agreements were 53,108 option awards granted to the Company’s non-executive Chairman, which vested fully on the date of grant.

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

Pursuant to an underwriting agreement dated February 9, 2015 between the Company, Aegis and Feltl and Company, as underwriters named therein, a public offering of 8,000,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 8,000,000 shares of common stock was effected at a combined offering price of $1.25. The estimated grant date fair value of these warrants of $7,690,395 is recorded as an offset to additional paid-in capital within common stock issuance costs at March 31, 2015 (see Note 4). Each of the members of the Company’s Board of Directors participated in this offering, purchasing an aggregate 142,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 142,000 shares of its common stock for a total purchase price of $177,500. All warrants sold in this offering have a per share exercise price of $1.56, are exercisable immediately and expire five years from the date of issuance. The closing of the sale of these securities to the underwriters occurred on February 13, 2015, when the Company received, after deducting underwriting discounts and additional costs paid to the underwriters, $9.1 million of net cash proceeds. The total increase in capital as a result of the sale of these shares and warrants was $8.8 million after deducting $0.3 million of additional non-underwriter costs incurred. Additionally, the underwriters were granted a 45-day option to purchase up to 1,200,000 additional shares of common stock at a price of $1.25 per share and/or additional warrants to purchase up to 1,200,000 shares of common stock at a price of $0.0001 per warrant, less underwriting discounts and commissions, to cover over-allotments, if any, which was not exercised. The estimated grant date fair value of the over-allotment options and warrants of $1,627,396 was recorded as an offset to additional paid-in capital within common stock issuance costs upon the closing of this offering (see Note 4). Underwriter costs and discounts of $0.2 million and $0.7 million, respectively, as well as additional non-underwriter costs associated with the offering of $0.3 million, were also recorded to common stock issuance costs upon closing. Subsequent to the closing of this offering on February 13, 2015, additional cash proceeds of $8.5 million have been received from the exercise of warrants sold in such offering. As such, the aggregate total increase in capital related to this offering has been $17.3 million, after deducting $0.9 million of underwriter costs and discounts and $0.3 million of additional non-underwriter costs incurred, which were netted against these proceeds under applicable accounting guidance.

3. Liquidity

At December 31, 2014 and March 31, 2015, the Company had accumulated deficits of $138.3 million and $142.1 million, respectively. For the year and three month periods ended December 31, 2014 and March 31, 2015, the Company incurred net losses of $15.9 million and $3.8 million, respectively. The Company borrowed a total of $0.5 million during the year ended December 31, 2014 under note agreements with certain shareholders and a line of credit. In addition, the Company borrowed $5.0 million during the year ended December 31, 2014 under a credit facility entered into in April 2014. While the Company is currently in the commercialization stage of operations, the Company has not yet achieved profitability and anticipates that it will continue to incur net losses in the foreseeable future.

Historically, the Company’s principal sources of cash have included proceeds from the issuance of common and preferred stock, proceeds from the exercise of warrants to purchase common stock, proceeds from the issuance of debt, and revenues from clinical laboratory testing through contracted partners. The Company’s principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. The Company expects that the principal uses of cash in the future will be for continuing operations, hiring of sales and marketing personnel and increased sales and marketing activities, funding of research and development, capital expenditures, and general working capital requirements. The Company expects that, as revenues grow, sales and marketing and research and development expenses will continue to grow, albeit at a slower rate and, as a result, the Company will need to generate significant net revenues to achieve and sustain income from operations.

As of March 31, 2015, cash and cash equivalents totaled $19.3 million. On February 13, 2015, the Company received net cash proceeds of $9.1 million as a result of the closing of a follow-on public offering, before deducting $0.3 million of additional non-underwriting costs incurred. Subsequent to the closing of the follow-on public offering on February 13, 2015, additional cash proceeds of $8.5 million have been received from the exercise of warrants sold in such offering. Management believes that its cash resources should be sufficient to support currently forecasted operations through at least the next twelve months. Management expects that the Company may need additional financing in the future to execute on its current or future business strategies beyond the next twelve months. Until the Company can generate significant cash from operations, the Company expects to continue to fund its operations with the proceeds of offerings of the Company’s equity securities and debt. Management can provide no assurances that any sources of a sufficient amount of financing will be available to the Company on favorable terms, if at all. In addition to test revenues, such financing may be derived from one or more of the following types of transactions: debt, equity, product development, technology licensing or collaboration.

4. Fair Value Measurement

The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the Company’s fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company believes the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other than warrant liability, approximate their estimated fair values due to the short-term maturities of these financial instruments. The estimated fair value of the Company’s credit facility at March 31, 2015 approximated carrying value, which was determined using a discounted cash flow analysis. The analysis considered interest rates of instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs.

In connection with the closing of the Company’s public offering on February 13, 2015, warrants were issued to buy (in the aggregate) up to 8,000,000 shares of common stock with an estimated grant date fair value of $7,690,395, which was recorded as an offset to additional paid-in capital within common stock issuance costs. Also in connection with the closing of the Company’s public offering on February 13, 2015, the underwriters were granted a 45 day option from the closing date of the offering to purchase up to 1,200,000 additional shares of common stock at a price of $1.25 per share and/or additional warrants to purchase up to 1,200,000 shares of common stock at a price of $0.0001 per warrant, less underwriting discounts and commissions, to cover over-allotments, if any. The estimated aggregate grant date fair value of these over-allotment options and warrants of $1,627,396 was also recorded to common stock issuance costs as a component of additional paid-in capital. The fair values of these stock options and all common stock warrants issued in this offering were estimated using Black-Scholes valuation models with the following assumptions:

	Options	Warrants
Stock price	$1.41	$1.41
Exercise price	$1.25	$1.56
Expected dividend yield	0.00%	0.00%
Discount rate-bond equivalent yield	0.02%	1.53%
Expected life (in years)	0.12	5.00
Expected volatility	168.1%	90.0%

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	March 31,
	2014	2015
Fixed Assets
Machinery and equipment	$2,922,303	$2,939,681
Furniture and office equipment	209,844	209,844
Computer equipment and software	681,508	740,805
Leasehold improvements	506,328	506,328
Financed equipment	878,447	878,447
Construction in process	72,172	12,739
	5,270,602	5,287,844
Less accumulated depreciation and amortization	4,608,180	4,661,163
Total fixed assets, net	$662,422	$626,681
Accrued Liabilities
Accrued interest	$33,125	$33,125
Accrued payroll	82,241	151,449
Accrued vacation	276,574	310,243
Accrued bonuses	302,763	366,242
Accrued sales commissions	—	17,965
Warrant liability	1,070	829
Other	4,130	1,189
Total accrued liabilities	$699,903	$881,042

6. April 2014 Credit Facility

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

A warrant to purchase up to 52,966 shares of the Company’s common stock at an exercise price of $4.72 per share with a term of 10 years was issued to Oxford Finance LLC on April 30, 2014. The estimated fair value of the warrant issued of $233,107 was recorded as a discount to outstanding debt as of the closing date. Additional warrants to purchase shares of the Company’s common stock will be issued upon execution of the second term loan under the April 2014 Credit Facility in an amount equal to 5.0% of the funded amount divided by the exercise price, which will be equal to the lower of (i) the closing price per share of the Company’s common stock on the NASDAQ on the date prior to the funding date of the second term loan or (ii) the ten-day average closing price per share prior to the funding date of the second term loan. The effective annual interest rate associated with the April 2014 Credit Facility was 10.81% at December 31, 2014 and March 31, 2015.

7. Stock-based Compensation

Equity Incentive Plans

On January 1, 2015, the number of shares of common stock covered by the Company’s 2013 Plan automatically increased by 222,480 shares, or 5% of the number of common shares then outstanding, to a total of 1,426,051 shares. As of March 31, 2015, 1,037,920 stock options and Restricted Stock Units (“RSUs”) had been granted under the 2013 Plan, and 388,131 shares were available for grant. The number of shares authorized and available for grant under the Company’s 2007 Equity Incentive Plan (“2007 Plan”) was 178,571 and 86,028, respectively, at March 31, 2015.

Stock Options

A summary of stock option activity for option awards granted under the Company’s 2007 Plan and 2013 Plan for the three months ended March 31, 2015 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Vested and unvested expected to vest, December 31, 2014	901,882	$6.28	8.9
Outstanding at December 31, 2014	906,194	$6.29	9.0
Granted	12,000	$2.44
Exercised	—	—
Cancelled/forfeited/expired	(1,955)	$5.13
Outstanding at March 31, 2015	916,239	$6.24	8.8
Vested and unvested expected to vest, March 31, 2015	911,152	$6.25	8.8

The intrinsic values of options outstanding and options vested and unvested expected to vest at March 31, 2015 were zero.

The fair values of option awards granted during the three months ended March 31, 2015 were estimated using a Black-Scholes pricing model with the following assumptions:

Stock and exercise prices	$2.44
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.52% - 1.53%
Expected life (in years)	5.98 - 6.02
Expected volatility	90.0%

Using the assumptions described above, with stock and exercise prices being equal on date of grant, the weighted-average estimated fair value of options granted in the three months ended March 31, 2015 was $1.81 per share.

Further information about the options outstanding and exercisable at March 31, 2015 is as follows:

		Weighted
Weighted		Average
Average	Total Shares	Contractual	Total Shares
Exercise Price	Outstanding	Life (in years)	Exercisable
$2.72	64,500	9.8	—
$4.42	103,917	8.6	35,834
$5.22	412,024	8.6	257,625
$7.50	43,000	9.0	10,750
$8.88	238,500	8.9	79,497
$9.11	54,298	8.9	54,298
	916,239		438,004

The intrinsic value of options exercisable at March 31, 2015 was zero.

Restricted Stock

At March 31, 2015, there were 251,618 RSUs outstanding, of which 226,700 shares were vested and unvested expected to vest. The intrinsic values of RSUs outstanding and RSUs vested and unvested expected to vest at March 31, 2015 were $563,624 and $507,808, respectively.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statement of operations and comprehensive loss during the periods presented:

	For the three months ended
	March 31,
	2014	2015
Stock Options
Cost of revenues	$-	$16,136
Research and development expenses	70,034	20,420
General and administrative expenses	464,484	219,061
Sales and marketing expenses	1,214	31,012
Total expenses related to stock options	535,732	286,629
RSUs
Research and development expenses	7,500	7,500
General and administrative expenses	351,708	39,936
Total stock-based compensation	$894,940	$334,065

Stock-based compensation expense was recorded net of estimated forfeitures of 0.0% - 5.0% and 0.0% - 4.0% per annum during the three months ended March 31, 2014 and 2015, respectively. As of March 31, 2015 total unrecognized stock-based compensation expense related to unvested stock option and RSU awards, adjusted for estimated forfeitures, was approximately $2,396,000 and $107,000, respectively, and is expected to be recognized over a weighted-average period of 2.5 years and 0.6 years, respectively.

8. Common Warrants Outstanding

A summary of equity-classified common stock warrant activity for 2015 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2014	609,187	$9.93	3.8
Issued	9,200,000	$1.56
Exercised	(5,448,449)	$1.56
Expired	(1,200,000)	$1.56
Outstanding at March 31, 2015	3,160,738	$3.17	4.6

Further information about equity-classified common stock warrants outstanding and exercisable at March 31, 2015 is as follows:

		Weighted
Weighted		Average
Average	Total Shares	Contractual
Exercise Price	Outstanding	Life (in years)
$1.56	2,551,551	4.9
$4.72	52,966	9.1
$10.00	461,221	2.9
$12.50	95,000	3.9
	3,160,738

The intrinsic value of equity-classified common stock warrants outstanding and exercisable at March 31, 2015 was $1,735,055.

9. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three months ended March 31, 2014 and 2015, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the three months ended
	March 31,
	2014	2015
Preferred warrants outstanding (number of common stock equivalents)	1,587	1,587
Preferred share RSUs (number of common stock equivalents)	73,151	73,151
Common warrants outstanding	556,221	3,160,738
Common share RSUs	133,971	178,467
Common options outstanding	666,213	916,239
Total anti-dilutive common share equivalents	1,431,143	4,330,182

10. Commitments and Contingencies

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any legal proceedings or aware of any threatened legal proceedings that are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

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

11. Related Party Transactions

Each of the members of the Company’s Board of Directors participated in its public offering in February 2015, purchasing an aggregate 142,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 142,000 shares of its common stock for a total purchase price of $177,500 (see Note 2).

Pursuant to a sublease agreement dated March 30, 2015, the Company subleased 9,849 square feet, plus free use of an additional area, of its San Diego facility to an entity affiliated with the Company’s non-executive Chairman for $12,804 per month, with a refundable security deposit of $12,804 due from the subtenant. The initial term of the sublease expires on July 31, 2015, subject to renewal on a month-to-month basis thereafter.

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

Our current breast, lung and gastric cancer tests and our planned future tests utilize our CEE technology for the enumeration and analysis of CTCs, and our CEE-SelectorTM technology for the detection and analysis of ctDNA from plasma, each performed on a standard blood sample. The CEE technology is an internally developed, microfluidics-based CTC capture and analysis platform, with enabling features that change how CTC testing can be used by clinicians by providing real-time biomarker monitoring with only a standard blood sample. The CEE-Selector technology enables mutation detection with enhanced sensitivity and specificity and is applicable to nucleic acid from CTCs or other sample types, such as blood plasma for ctDNA. We believe the CEE-Selector technology is an important part of our pipeline and will be a stand-alone test for molecular analysis of biomarkers.

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

We are in the process of commercializing our first test, OncoCEE-BRTM, for breast cancer, and recently launched our OncoCEE-LUTM test for non-small cell lung cancer, or NSCLC, and our OncoCEE-GATM test for gastric cancer in late 2014. These tests utilize our CEE technology platform and provide CTC enumeration as well as biomarker analysis from a standard blood sample. In the case of the OncoCEE-BR and OncoCEE-GA tests, biomarker analysis involves fluorescence in situ hybridization, or FISH, for the detection and quantitation of the human epidermal growth factor receptor 2, or HER2, gene copy number as well as immunocytochemical analysis of estrogen receptor (“ER”) protein, which is currently commercially available. We plan to include immunocytochemical analysis of progesterone receptor proteins in the OncoCEE-BR test during 2015. A patient’s HER2 status provides the physician with information about the appropriateness of therapies such as Herceptin® or Tykerb®. Estrogen receptor and progesterone receptor (“PR”) status provides the physician with information about the appropriateness of endocrine therapies such as tamoxifen and aromatase inhibitors.

The OncoCEE-LU test’s biomarker analysis currently includes FISH testing for ALK and ROS1 gene rearrangements and molecular analysis of the T790M mutation of the epidermal growth factor receptor or EGFR gene using our CEE-Selector platform. We plan to add FISH testing for RET and MET genes, as well as mutation analysis for deletions 19 and l858R mutation in the ECFR gene, the K-ras gene and the B-raf gene in the future. The L858R mutation of the EGFR gene and Exon 19 deletions as activators of EGFR kinase activity are linked to the drugs Tarceva®, Gilotrif® and Iressa®. The codon 12 and 13 mutations of the K-ras gene are found in patients whose tumors are unlikely to respond to the EGFR kinase inhibitors such as Erbitux® and Vectibix®, and the codon 600 mutations of the B-raf gene are linked to Zelboraf® and Tafinlar®, which are both approved for melanoma and are in clinical trials for lung cancer. Our OncoCEE-LU test is performed on a standard blood sample.

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

Test Name/ Solid Tumor Type	Biomarkers	Status of Test or Project	Targeted Quarter of Availability for Commercialization
OncoCEE-BR / Breast Cancer	Enumeration, HER2 by FISH, ER	Currently available	N/A

	PR	Validation	2015 Q3

	FGFR by FISH	Development	2015 Q2

	ESR1	Development	2015 Q4

OncoCEE-LU / Lung Cancer	Enumeration, ALK and ROS1 by FISH	Currently available	N/A

	EGFR T790M, EGFR L858R and Del19 mutations by CEE-Selector	Currently available	N/A

	MET by FISH	Currently available	N/A

	K-ras, B-raf and EGFR by CEE-Selector	Development and Validation	2015 Q2

	ALK mutations by CEE-Selector	Development and Validation	2015 Q4

OncoCEE-GA / Gastric Cancer	Enumeration, HER2 by FISH	Currently available	N/A

OncoCEE-CRTM / Colorectal Cancer	Enumeration	Validation	2015 Q3

	K-ras and B-raf by CEE-Selector	Development	2015 Q2

OncoCEE-PRTM / Prostate Cancer	Enumeration, PTEN deletion by FISH and AR by ICC	Validation	2015 Q4

OncoCEE-METM / Melanoma	Enumeration, B-raf and N-ras mutations by CEE-Selector	Development	2015 Q3

	PDL-1 by ICC	Development	2015 Q3

CEE-Selector / Sequencing application for multiple cancer types	K-ras, B-raf, EGFR and other mutations detected in plasma.	Development	2015 Q4

Our revenue generating efforts are focused in three areas:

•	providing clinical testing that oncologists use in order to determine the best treatment plan for their patients;
•	providing clinical trial, research and development services to biopharma companies developing cancer therapies; and
•	licensing our proprietary testing and/or technologies to partners in the United States and abroad.

We accessioned 247 commercial cases during the three months ended March 31, 2015 as compared to 11 commercial cases for the same period in 2014, an increase of 236 cases, or 2,145%. Revenues from commercial cases are recognized as collected, and the expected collection period for a commercial case often extends beyond the end of the quarter in which accessioned, with multiple payments received per case.

Results of Operations

Three Months Ended March 31, 2014 and 2015

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended March 31,		Change
	2014	2015	$	%
(dollars in thousands)
Revenues	$28	$150	$122	436%
Cost of revenues	658	857	199	30%
Research and development expenses	1,010	942	(68)	(7%)
General and administrative expenses	1,877	1,292	(585)	(31%)
Sales and marketing expenses	11	709	698	6,345%
Loss from operations	(3,528)	(3,650)	(122)	3%
Interest expense, net	(1,394)	(149)	1,245	(89%)
Change in fair value of warrant liability	(206)	—	206	(100%)
Loss before income taxes	(5,128)	(3,799)	1,329	(26%)
Income tax expense	—	(1)	(1)	—
Net loss	$(5,128)	$(3,800)	$1,328	(26%)

Revenues

Revenues were approximately $150,000 for the three months ended March 31, 2015, compared with approximately $28,000 for the same period in 2014, an increase of $122,000, or 436%. The increase was due to an increase of approximately $135,000 in commercial test revenues resulting primarily from an increase in commercial test volume, partially offset by a decrease of approximately $13,000 in development services revenues primarily related to lower Dana-Farber Cancer Institute sample volume, with 42 development services tests performed during the three months ended March 31, 2015 as compared to 66 during the same period in 2014.

Cost of Revenues

Cost of revenues was approximately $857,000 for the three months ended March 31, 2015, compared with approximately $658,000 for the three months ended March 31, 2014, an increase of $199,000, or 30%. The increase was primarily attributable to an increase of approximately $143,000 in personnel and materials costs mainly related to higher test volume, as well as an increase of approximately $55,000 related to an increase in the proportion of sample volume that related to revenue-generating activities relative to the total number of samples processed during the three months ended March 31, 2015 as compared to the same period in 2014.

Operating Expenses

Research and Development Expenses. Research and development expenses were approximately $942,000 for the three months ended March 31, 2015, compared with approximately $1,010,000 for the three months ended March 31, 2014, a decrease of $68,000, or 7%. The decrease was primarily attributable to decreases of approximately $102,000 in non-recurring personnel costs primarily triggered by our initial public offering in February 2014 and approximately $55,000 related to a decrease in the proportion of sample volume that related to research and development activities relative to the total number of samples processed during the three months ended March 31, 2015 as compared to the same period in 2014, partially offset by a net increase of approximately $89,000 in sample costs related to increased validation activities as progress is made towards bringing new test panels and biomarkers to market.

General and Administrative Expenses. General and administrative expenses were $1.3 million for the three months ended March 31, 2015, compared with $1.9 million for the three months ended March 31, 2014, a decrease of $0.6 million, or 31%. The decrease was primarily due to a decrease of approximately $561,000 in non-recurring compensation expense triggered by our initial public offering in February 2014.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $709,000 for the three months ended March 31, 2015, compared with approximately $11,000 for the three months ended March 31, 2014, an increase of $698,000. The increase was primarily due to personnel-related expenses resulting from the commencement of our sales and marketing function. For the three months ended March 31, 2015, the sales and marketing function included an average of 11 employees. We had no significant sales and marketing function during the three months ended March 31, 2014.

Interest Income and Expense

Interest expense was approximately $149,000 during the three months ended March 31, 2015, compared with approximately $1,394,000 for the three months ended March 31, 2014, a decrease of $1,245,000, or 89%. The decrease was due to amortization and write-offs of discounts to convertible notes payable and our revolving line of credit that were converted into common stock and repaid in February 2014, respectively, partially offset by an increase of approximately $101,000 in cash interest expense primarily associated with the April 2014 Credit Facility.

Change in Fair Value of Warrant Liability

The decrease in the non-cash loss of approximately $206,000 for the three months ended March 31, 2015 as compared to the same period in 2014 is primarily due to a fewer number of estimated average warrants outstanding, as the majority of the outstanding liability-classified warrants were reclassified to equity upon the closing of our initial public offering in February 2014.

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

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Three Months Ended
	March 31,
	2014	2015
(dollars in thousands)
Cash provided by (used in):
Operating activities	$(5,093)	$(3,330)
Investing activities	—	(25)
Financing activities	15,441	17,285
Net increase in cash and cash equivalents	$10,348	$13,930

Cash Used in Operating Activities. Net cash used in operating activities was $3.3 million for the three months ended March 31, 2015, compared to net cash used in operating activities of $5.1 million for the three months ended March 31, 2014. In all periods the primary use of cash was to fund our net loss. The decrease of $1.8 million in cash used in operating activities for the three months ended March 31, 2015 as compared to the same period in 2014 was primarily related to the payment of deferred salaries, interest and taxes thereon as well as initial public offering costs during the three months ended March 31, 2014.

Cash Used in Investing Activities. Cash used in investing activities of approximately $25,000 during the three months ended March 31, 2015 was primarily related to the acquisition of fixed assets.

Cash Provided by Financing Activities. Net cash provided by financing activities was $17.3 million for the three months ended March 31, 2015, compared to net cash provided by financing activities of $15.4 million for the three months ended March 31, 2014. Our primary source of financing in the three months ended March 31, 2014 consisted of proceeds from our initial public offering. Our primary sources of financing in the three months ended March 31, 2015 consisted of proceeds from our follow-on public offering and the exercise of common stock warrants included in the offering.

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

As of March 31, 2015, our cash and cash equivalents totaled $19.3 million, and our outstanding indebtedness totaled $5.3 million (including $0.1 million of interest accrued thereon, and excluding $0.3 million of associated debt discounts). On February 13, 2015, we received net cash proceeds of $9.1 million as a result of the closing of our follow-on public offering, before deducting $0.3 million of additional non-underwriting costs incurred. As of May 6, 2015, additional cash proceeds of $8.5 million have been received from the exercise of warrants sold in such offering. Management believes that its cash resources should be sufficient to support currently forecasted operations through at least the next twelve months. While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future.

We expect that we may need additional financing in the future to execute on our current or future business strategies. Until we can generate significant cash from operations, we expect to continue to fund operations with the proceeds of offerings of our equity securities and debt. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. In addition to test revenues, such financing may be derived from one or more of the following types of transactions: debt, equity, product development, technology licensing or collaboration. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

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

Critical Accounting Policies and Significant Judgments and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our financial statements, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see the information listed in the item captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the risk factors as disclosed in the Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-191323), which was declared effective by the Securities and Exchange Commission on February 4, 2014. On February 4, 2014, additional shares of our common stock were registered through a Registration Statement on Form S-1 (File No. 333-193760) filed pursuant to Rule 462(b) under the Securities Act. On February 10, 2014, a total of 1,900,000 shares of common stock were sold on our behalf at an initial public offering price of $10.00 per share, for aggregate gross offering proceeds of $19 million, managed by Aegis Capital Corp. We paid to the underwriters underwriting discounts totaling $1.3 million in connection with the offering. In addition, we incurred additional costs of $1.2 million in connection with the offering, which when added to the underwriting discounts paid by us, amounts to total costs of $2.5 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were $16.5 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Upon receipt, the net proceeds from our initial public offering were invested in cash equivalents. As of March 31, 2015, we estimate that we had used all of the net proceeds from our initial public offering, with $12.1 million used for the funding of commercialization of our OncoCEE-BR, OncoCEE-LU, and OncoCEE-GA tests, research and development and other operating activities, $3.0 million for repayments of indebtedness and purchases of fixed assets, and $2.3 million for payments of deferred salaries, interest, and taxes thereon as well as initial public offering costs.

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

BIOCEPT, INC. (Registrant)

Date: May 13, 2015	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2015	By:	/s/ William G. Kachioff
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