Form 10-Q
period 2015-06-30
BIOCEPT INC
filed 2015-08-11
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 5, 2015, there were 18,703,546 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

June 30, 2015

IMPORTANT NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report other than statements of historical fact, are forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	June 30,
	2014	2015
		(unaudited)
Current assets:
Cash and cash equivalents	$5,364,582	$16,523,975
Accounts receivable	10,600	32,060
Inventories, net	188,728	253,864
Prepaid expenses and other current assets	338,721	589,573
Total current assets	5,902,631	17,399,472
Fixed assets, net	662,422	918,187
Total assets	$6,565,053	$18,317,659
Current liabilities:
Accounts payable	$641,406	$612,461
Accrued liabilities	699,903	884,579
Supplier financings	33,674	—
Current portion of equipment financings	55,800	117,096
Current portion of credit facility	—	1,403,742
Current portion of deferred rent	—	15,268
Total current liabilities	1,430,783	3,033,146
Non-current portion of equipment financings, net	68,801	251,232
Non-current portion of credit facility, net	4,731,322	3,389,402
Non-current portion of interest payable	54,537	105,265
Non-current portion of deferred rent	500,179	488,653
Total liabilities	6,785,622	7,267,698
Commitments and contingencies (see Note 10)
Shareholders’ equity/(deficit):
Common stock, $0.0001 par value, 40,000,000 authorized; 4,449,603 issued and outstanding at December 31, 2014; 18,646,732 issued and outstanding at June 30, 2015 (see Note 2).	445	1,865
Additional paid-in capital	138,066,008	157,170,951
Accumulated deficit	(138,287,022)	(146,122,855)
Total shareholders’ equity/(deficit)	(220,569)	11,049,961
Total liabilities and shareholders’ equity/(deficit)	$6,565,053	$18,317,659

The accompanying notes are an integral part of these unaudited condensed financial statements

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2015	2014	2015
Revenues	$19,245	$76,768	$47,520	$226,770
Cost of revenues	359,364	985,219	1,017,679	1,842,192
Gross loss	(340,119)	(908,451)	(970,159)	(1,615,422)
Operating expenses
Research and development expenses	1,107,678	772,098	2,116,607	1,714,227
General and administrative expenses	1,032,855	1,359,226	2,909,767	2,651,275
Sales and marketing expenses	423,361	851,109	434,503	1,560,565
Loss from operations	(2,904,013)	(3,890,884)	(6,431,036)	(7,541,489)
Other income/(expense)
Interest expense, net	(94,111)	(169,036)	(1,488,555)	(318,476)
Change in fair value of warrant liability	2,084	(438)	(204,320)	(197)
Other income	—	25,608	—	25,608
Total other income/(expense)	(92,027)	(143,866)	(1,692,875)	(293,065)
Loss before income taxes	(2,996,040)	(4,034,750)	(8,123,911)	(7,834,554)
Income tax expense	(800)	(355)	(800)	(1,279)
Net loss & comprehensive loss	$(2,996,840)	$(4,035,105)	$(8,124,711)	$(7,835,833)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	4,449,603	17,998,969	3,538,503	14,206,885
Diluted	4,449,603	17,998,969	3,538,503	14,206,885
Net loss per common share:
Basic	$(0.67)	$(0.22)	$(2.30)	$(0.55)
Diluted	$(0.67)	$(0.22)	$(2.30)	$(0.55)

The accompanying notes are an integral part of these unaudited condensed financial statements

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2014	2015
Cash Flows From Operating Activities
Net loss	$(8,124,711)	$(7,835,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,164	114,765
Inventory reserve	(8,545)	(14,801)
Stock-based compensation	1,185,164	676,895
Non-cash interest expense related to convertible debt, credit facility and other financing activities	1,396,413	68,412
Change in fair value of warrant liability	204,320	197
Increase/(decrease) in cash resulting from changes in:
Accounts receivable	(19,245)	(21,460)
Inventory	(41,775)	(50,335)
Prepaid expenses and other current assets	(544,972)	(313,963)
Other non-current assets	—	—
Accounts payable	(865,624)	(47,750)
Accrued liabilities	(1,256,892)	184,479
Non-current portion of interest payable	13,545	50,728
Deferred rent	22,158	3,742
Net cash used in operating activities	(7,928,000)	(7,184,924)
Cash Flows From Investing Activities
Purchases of fixed assets	(6,297)	(72,717)
Net cash used in investing activities	(6,297)	(72,717)
Cash Flows From Financing Activities
Net proceeds from issuance of common stock	17,390,240	8,825,058
Proceeds from exercise of common stock warrants	—	9,667,521
Payments on equipment financings	—	(41,871)
Payments on supplier and other third party financings	(156,558)	(33,674)
Payments on line of credit	(2,346,000)	—
Proceeds from borrowings on line of credit	365,000	—
Proceeds from issuance of convertible notes and warrants	175,000	—
Net proceeds from borrowings on credit facility and warrants	4,898,002	—
Net cash provided by financing activities	20,325,684	18,417,034
Net increase in Cash and Cash Equivalents	12,391,387	11,159,393
Cash and Cash Equivalents at Beginning of Period	69,178	5,364,582
Cash and Cash Equivalents at End of Period	$12,460,565	$16,523,975
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$196,180	$206,289
Taxes	$800	$1,855

Non-cash Investing and Financing Activities:

During the six months ended June 30, 2014, the Company replaced its private company directors and officers liability insurance policy financed during the year ended December 31, 2013 with a public company policy. The previously financed premium balance of $44,559 was cancelled and a partial refund of $10,955 was received.

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

During the six months ended June 30, 2014, a common stock warrant with an estimated grant date fair value of $233,107 was issued in conjunction with borrowings made under the Company’s April 2014 credit facility with Oxford Finance LLC (the “April 2014 Credit Facility”), and was recorded as a discount to outstanding debt at the date of issuance (see Note 6).

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

Fixed assets purchased totaling $90,349 and $38,993 during the six months ended June 30, 2014 and 2015, respectively, were unpaid as of each reporting date, and are excluded from cash purchases in the Company’s unaudited condensed statements of cash flows.

Fixed assets purchased totaling $279,008 during the six months ended June 30, 2015 are recorded as equipment financing obligations and are excluded from cash purchases in the Company’s unaudited condensed statement of cash flows.

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

The Company and Business Activities

Biocept, Inc. (the “Company”) was founded in California in May 1997 and is a commercial-stage cancer diagnostics company developing and commercializing proprietary circulating tumor cell (“CTC”) and circulating tumor DNA (“ctDNA”) assays utilizing a standard blood sample to improve the treatment that oncologists provide to their patients by providing better, more detailed information on the characteristics of their tumor.

The Company operates a clinical laboratory that is CLIA-certified (under the Clinical Laboratory Improvement Amendment of 1988) and CAP-accredited (by the College of American Pathologists), and manufactures Cell Enrichment and Extraction (“CEE”) microfluidic channels, related equipment and certain reagents to perform the Company’s diagnostic assays in a facility located in San Diego, California. CLIA certification and accreditation are required before any clinical laboratory may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, treatment of disease, or assessment of health. The assays the Company offers are classified as laboratory developed tests (“LDTs”), under the CLIA regulations.

In July 2013, the Company effected a reincorporation to Delaware by merging itself with and into Biocept, Inc., a Delaware corporation, which had been formed to be and was a wholly-owned subsidiary of the Company since July 23, 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Standards Accounting Board (the “FASB”) issued authoritative guidance that requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This proposed guidance has been deferred and would be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of this guidance on its financial statements and disclosures.

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

In April 2015, the FASB issued authoritative guidance requiring debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This guidance is effective on a retrospective basis for the annual reporting period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company early adopted this guidance on a retrospective basis for the interim reporting period ended March 31, 2015. A balance of $23,194 of such costs were reclassified from other non-current assets, net to non-current portion of credit facility, net in the Company’s balance sheet as of December 31, 2014. A total of $17,857 of such costs remain unamortized and recorded as an offset to non-current portion of credit facility, net in the Company’s unaudited condensed balance sheet at June 30, 2015.

2. Public Offerings

Pursuant to an underwriting agreement dated February 4, 2014 between the Company and Aegis Capital Corp. (“Aegis”), as representative of the several underwriters named therein, an IPO of 1,900,000 shares of common stock at $10.00 per share was effected on February 5, 2014. The closing of the sale of these shares to the underwriters occurred on February 10, 2014. The Company received, after deducting underwriting discounts and additional costs paid to the underwriters, $17.4 million of net cash proceeds from the sale of these 1,900,000 shares. The total increase in capital as a result of the sale of these shares was $16.5 million after deducting $0.9 million of additional non-underwriter costs incurred that were netted against these proceeds under applicable accounting guidance. Additionally, the underwriters were granted a 45 day option from the closing date of the IPO to purchase up to 285,000 shares of common stock at $9.30 per share to cover overallotments with an estimated grant date fair value of $0.2 million, which was not exercised. In addition, designees of Aegis were issued warrants to buy (in the aggregate) up to 95,000 shares of common stock at $12.50 per share with a term of five years and an estimated grant date fair value of $0.5 million.

On February 4, 2014, as contemplated by the registration statement covering the IPO, 69,421,047 shares of outstanding Series A Convertible Preferred Stock with a par value of $0.0001 per share were converted into 1,652,851 shares of common stock and the Company’s certificate of incorporation was amended to provide for an authorized capitalization of 40,000,000 shares of common stock and 5,000,000 shares of preferred stock. There were no shares of preferred stock issued or outstanding as of December 31, 2014 or June 30, 2015.

In connection with the closing of the Company’s IPO on February 10, 2014, (i) the $1.4 million principal amount and $0.2 million of accrued interest related to the convertible note issued in 2008 were converted at $10.00 per share into a total of 163,399 shares of common stock, (ii) the $5.2 million principal amount and $0.3 million of accrued interest related to the convertible notes issued in 2013 were converted at $10.00 per share into a total of 547,794 shares of common stock, (iii) the exercise price of the warrants associated with the convertible notes issued in 2013 was fixed at $10.00 per share for an aggregate 258,249 shares of common stock, (iv) the exercise price of the warrants associated with the $2.6 million of collateral provided to secure the Company’s line of credit was fixed at $10.00 per share for an aggregate 128,903 shares of common stock, (v) 73,151 shares of common stock vested as settlement of certain restricted stock units (which were previously expressed in shares of preferred stock) and became issuable subsequent to the expiration of the 180 day lock-up period following the IPO, (vi) the Company’s Executive Chairman ceased to be an employee and continues to serve as non-executive Chairman, (vii) the number of shares of common stock covered by the Company’s 2013 Equity Incentive Plan increased by 800,000, (viii) all but 1,587 of the preferred warrants previously outstanding were canceled due to early termination clauses associated with the IPO, (ix) derivative warrant liabilities of $2.5 million associated with the aggregate of 387,152 common stock warrants related to the convertible notes issued in 2013 and line of credit were reclassified to additional paid-in capital when their underlying exercise price was fixed, (x) unamortized discounts of $1.0 million related to the warrants associated with the convertible notes issued in 2013 and line of credit were reclassified to interest expense, and (xi) offering costs associated with the IPO of $0.9 million were reclassified from prepaid expenses and other current assets to additional paid-in capital, while additional underwriter IPO costs and discounts of $0.3 million and $1.3 million, respectively, were netted against the proceeds from the IPO and are reflected as an offset to additional paid-in capital.

Subsequent to December 31, 2013, the maximum amount of the Company’s line of credit was increased to approximately $2.6 million and common stock warrants were issued to four shareholders in conjunction with their guarantees on the Company’s additional borrowings under the line of credit. On February 10, 2014, the current outstanding balance under the line of credit of approximately $2.3 million plus accrued interest of $27,043 was paid in full using the net proceeds from the IPO.

On February 13, 2014, the Compensation Committee of the Company’s Board of Directors approved payments of approximately $1.0 million for deferred salary obligations, including contractual interest, to current and former executive officers pursuant to previously existing agreements, which was fully disbursed by April 2014 using the net proceeds from the IPO. An additional $344,883 in deferred salary obligations and interest thereon was paid to former employees other than executive officers. Also on February 13, 2014, in connection with the closing of the IPO and pursuant to a director compensation policy adopted by the Company’s Board of Directors in 2013, the Company’s Board of Directors approved annual cash retainers to non-employee directors, and granted 238,500 stock options under the Company’s 2013 Equity Incentive Plan to non-employee directors. These option awards vest in equal annual installments over 3 years from the date of grant with a 10 year term, subject to continuing service requirements. Subsequently in February 2014, the Company’s Board of Directors approved grants of 54,298 stock options as a result of the closing of the IPO pursuant to the terms of underlying employment agreements. Included in the stock options granted pursuant to the terms of underlying employment agreements were 53,108 option awards granted to the Company’s non-executive Chairman, which vested fully on the date of grant.

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

Pursuant to an underwriting agreement dated February 9, 2015 between the Company, Aegis and Feltl and Company, as underwriters named therein, a public offering of 8,000,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 8,000,000 shares of common stock was effected at a combined offering price of $1.25. The estimated grant date fair value of these warrants of $7.7 million was recorded as an offset to additional paid-in capital within common stock issuance upon the closing of this offering (see Note 4). Each of the members of the Company’s Board of Directors participated in this offering, purchasing an aggregate 142,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 142,000 shares of its common stock for a total purchase price of $177,500. All warrants sold in this offering have a per share exercise price of $1.56, are exercisable immediately and expire five years from the date of issuance. The closing of the sale of these securities to the underwriters occurred on February 13, 2015, when the Company received, after deducting underwriting discounts and additional costs paid to the underwriters, $9.1 million of net cash proceeds. The total increase in capital as a result of the sale of these shares and warrants was $8.8 million after deducting $0.3 million of additional non-underwriter costs incurred. Additionally, the underwriters were granted a 45-day option to purchase up to 1,200,000 additional shares of common stock at a price of $1.25 per share and/or additional warrants to purchase up to 1,200,000 shares of common stock at a price of $0.0001 per warrant, less underwriting discounts and commissions, to cover over-allotments, if any, which was not exercised. The estimated grant date fair value of the over-allotment options and warrants of $1.6 million was recorded as an offset to additional paid-in capital within common stock issuance costs upon the closing of this offering (see Note 4). Underwriter costs and discounts of $0.2 million and $0.7 million, respectively, as well as additional non-underwriter costs associated with the offering of $0.3 million, were also recorded to common stock issuance costs upon closing. Subsequent to the closing of this offering on February 13, 2015, additional cash proceeds of $9.7 million have been received from the exercise of warrants sold in such offering. As such, the aggregate total increase in capital related to this offering has been $18.5 million, after deducting $0.9 million of underwriter costs and discounts and $0.3 million of additional non-underwriter costs incurred, which were netted against these proceeds under applicable accounting guidance.

3. Liquidity

At December 31, 2014 and June 30, 2015, the Company had accumulated deficits of $138.3 million and $146.1 million, respectively. For the year and six month periods ended December 31, 2014 and June 30, 2015, the Company incurred net losses of $15.9 million and $7.8 million, respectively. The Company borrowed a total of $0.5 million during the year ended December 31, 2014 under note agreements with certain shareholders and a line of credit. In addition, the Company borrowed $5.0 million during the year ended December 31, 2014 under a credit facility entered into in April 2014. While the Company is currently in the commercialization stage of operations, the Company has not yet achieved profitability and anticipates that it will continue to incur net losses in the foreseeable future.

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

As of June 30, 2015, cash and cash equivalents totaled $16.5 million. On February 13, 2015, the Company received net cash proceeds of $9.1 million as a result of the closing of a follow-on public offering, before deducting $0.3 million of additional non-underwriting costs incurred. Subsequent to the closing of the follow-on public offering on February 13, 2015, additional cash proceeds of $9.7 million have been received from the exercise of warrants sold in such offering. Management believes that its cash resources should be sufficient to support currently forecasted operations through at least the next twelve months. Management expects that the Company may need additional financing in the future to execute on its current or future business strategies beyond the next twelve months. Until the Company can generate significant cash from operations, the Company expects to continue to fund its operations with the proceeds of offerings of the Company’s equity securities and debt. Management can provide no assurances that any sources of a sufficient amount of financing will be available to the Company on favorable terms, if at all. In addition to assay revenues, such financing may be derived from one or more of the following types of transactions: debt, equity, product development, technology licensing or collaboration.

In May 2015, the SEC declared effective a shelf registration statement filed by the Company. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million. As of June 30, 2015, the Company had not sold any securities under this shelf registration statement.  The specific terms of future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

4. Fair Value Measurement

The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the Company’s fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company believes the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other than warrant liability, approximate their estimated fair values due to the short-term maturities of these financial instruments. The estimated fair value of the Company’s credit facility at June 30, 2015 approximated carrying value, which was determined using a discounted cash flow analysis. The analysis considered interest rates of instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs.

In connection with the closing of the Company’s public offering on February 13, 2015, warrants were issued to buy (in the aggregate) up to 8,000,000 shares of common stock with an estimated grant date fair value of $7,690,395, which was recorded as an offset to additional paid-in capital within common stock issuance costs. Also in connection with the closing of the Company’s follow-on public offering on February 13, 2015, the underwriters were granted a 45 day option from the closing date of the offering to purchase up to 1,200,000 additional shares of common stock at a price of $1.25 per share and/or additional warrants to purchase up to 1,200,000 shares of common stock at a price of $0.0001 per warrant, less underwriting discounts and commissions, to cover over-allotments, if any. The estimated aggregate grant date fair value of these over-allotment options and warrants of $1,627,396 was also recorded to common stock issuance costs as a component of additional paid-in capital. The fair values of these over-allotment options and all common stock warrants issued in this offering were estimated using Black-Scholes valuation models with the following assumptions:

	Over-allotment Options	Warrants
Stock price	$1.41	$1.41
Exercise price	$1.25	$1.56
Expected dividend yield	0.00%	0.00%
Discount rate-bond equivalent yield	0.02%	1.53%
Expected life (in years)	0.12	5.00
Expected volatility	168.1%	90.0%

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	June 30,
	2014	2015
Fixed Assets
Machinery and equipment	$2,922,303	$2,973,832
Furniture and office equipment	209,844	209,844
Computer equipment and software	681,508	756,365
Leasehold improvements	506,328	510,398
Financed equipment	878,447	1,157,455
Construction in process	72,172	33,238
	5,270,602	5,641,132
Less accumulated depreciation and amortization	4,608,180	4,722,945
Total fixed assets, net	$662,422	$918,187
Accrued Liabilities
Accrued interest	$33,125	$33,125
Accrued payroll	82,241	268,217
Accrued vacation	276,574	310,837
Accrued bonuses	302,763	216,165
Accrued sales commissions	—	32,352
Warrant liability	1,070	1,267
Other	4,130	22,616
Total accrued liabilities	$699,903	$884,579

6. April 2014 Credit Facility

On April 30, 2014, the Company received net cash proceeds of approximately $4,927,000 pursuant to the execution of its April 2014 Credit Facility with Oxford Finance LLC. A second term loan of up to a principal amount of $5 million will be funded at the Company’s request prior to December 31, 2015, subject to the achievement of product and services revenues of at least $9 million for the trailing six months, with such six-month period ending no later than November 30, 2015. Upon the entry into the April 2014 Credit Facility, the Company was required to pay the lenders a facility fee of $50,000 in conjunction with the funding of the first term loan. Another $50,000 facility fee will be due and payable to the lenders on the funding date of the second term loan (if such date occurs). The April 2014 Credit Facility is secured by substantially all of the Company’s personal property other than its intellectual property. Each term loan under the April 2014 Credit Facility bears interest at an annual rate equal to the greater of (i) 7.95% or (ii) the sum of (a) the three-month U.S. LIBOR rate reported in the Wall Street Journal three business days prior to the funding date of the applicable term loan, plus (b) 7.71%, such rate to be fixed at the time of borrowing. The first term loan bears interest at an annual rate of 7.95%. The Company was required to make interest-only payments on the first term loan through August 1, 2015. If the Company requests and the lenders fund the second term loan, the Company is required to make interest-only payments on the second term loan through the seventh month following the funding date of the second term loan. All outstanding term loans under the April 2014 Credit Facility will begin amortizing at the end of the applicable interest-only period, with monthly payments of principal and interest being made by the Company to the lenders in consecutive monthly installments following such interest-only period. The first term loan under the April 2014 Credit Facility matures on July 1, 2018, and the second term loan matures on the first day of the 29th month following the end of the applicable interest-only period. Upon repayment of each term loan, the Company is also required to make a final payment to the lenders equal to 5.5% of the original principal amount of such term loan funded. At its option, the Company may prepay the outstanding principal balance of the term loans in whole but not in part, subject to a prepayment fee of 2% of the amount prepaid if the prepayment occurs prior to April 30, 2016, and 1% of any amount prepaid after April 30, 2016.

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

A warrant to purchase up to 52,966 shares of the Company’s common stock at an exercise price of $4.72 per share with a term of 10 years was issued to Oxford Finance LLC on April 30, 2014. The estimated fair value of the warrant issued of $233,107 was recorded as a discount to outstanding debt as of the closing date. Additional warrants to purchase shares of the Company’s common stock will be issued upon execution of the second term loan under the April 2014 Credit Facility in an amount equal to 5.0% of the funded amount divided by the exercise price, which will be equal to the lower of (i) the closing price per share of the Company’s common stock on the NASDAQ on the date prior to the funding date of the second term loan or (ii) the ten-day average closing price per share prior to the funding date of the second term loan. The effective annual interest rate associated with the April 2014 Credit Facility was 10.81% at December 31, 2014 and 11.14% at June 30, 2015.

7. Stock-based Compensation

Equity Incentive Plans

On January 1, 2015, the number of shares of common stock covered by the Company’s 2013 Equity Incentive Plan automatically increased by 222,480 shares, or 5% of the number of common shares then outstanding, to a total of 1,426,051 shares. At the Company’s annual meeting of stockholders held on June 16, 2015, the stockholders approved the Company’s Amended and Restated 2013 Equity Incentive Plan (“2013 Plan”), which included (i) an increase in the number of shares of common stock authorized for issuance under the 2013 Plan by 1,500,000 shares, and (ii) a provision that shares available for grant under the Company’s 2007 Equity Incentive Plan (“2007 Plan”) become available for issuance under the 2013 Plan and are no longer available for issuance under the 2007 Plan. As of June 30, 2015, 3,012,147 shares were authorized for issuance under the 2013 Plan, 1,039,038 stock options and Restricted Stock Units (“RSUs”) had been issued and were outstanding, and 1,973,109 shares were available for grant. As of June 30, 2015, 102,710 stock options and RSUs had been issued under the 2007 Plan, of which 92,475 shares remain outstanding, and no shares were available for grant.

Stock Options

A summary of stock option activity for option awards granted under the 2013 Plan and 2007 Plan for the six months ended June 30, 2015 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Vested and unvested expected to vest, December 31, 2014	901,882	$6.28	8.9
Outstanding at December 31, 2014	906,194	$6.29	9.0
Granted	22,000	$2.87
Exercised	—	—
Cancelled/forfeited/expired	(10,878)	$4.09
Outstanding at June 30, 2015	917,316	$6.24	8.5
Vested and unvested expected to vest, June 30, 2015	912,608	$6.25	8.5

The intrinsic values of options outstanding and options vested and unvested expected to vest at June 30, 2015 were $1,320 and $1,229, respectively.

The fair values of option awards granted during the six months ended June 30, 2015 were estimated using a Black-Scholes pricing model with the following assumptions:

Stock and exercise prices	$2.44 - $3.38
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.52% – 1.93%
Expected life (in years)	5.98 – 6.08
Expected volatility	90.0% – 100.0%

Using the assumptions described above, with stock and exercise prices being equal on date of grant, the weighted-average estimated fair value of options granted in the six months ended June 30, 2015 was $2.21 per share.

Further information about the options outstanding and exercisable at June 30, 2015 is as follows:

		Weighted
Weighted		Average
Average	Total Shares	Contractual	Total Shares
Exercise Price	Outstanding	Life (in years)	Exercisable
$2.72	59,500	9.5	—
$4.33	113,901	8.5	41,673
$5.21	408,117	8.3	279,934
$7.50	43,000	8.7	13,437
$8.88	238,500	8.6	79,497
$9.11	54,298	8.6	54,298
	917,316		468,839

The intrinsic value of options exercisable at June 30, 2015 was zero.

Restricted Stock

At June 30, 2015, there were 251,269 RSUs outstanding, of which 225,795 shares were vested and unvested expected to vest. The intrinsic values of RSUs outstanding and RSUs vested and unvested expected to vest at June 30, 2015 were $640,736 and $575,777, respectively.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statement of operations and comprehensive loss during the periods presented:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2014	2015	2014	2015
Stock Options
Cost of revenues	$-	$17,674	$-	$33,810
Research and development expenses	44,023	24,505	114,057	44,925
General and administrative expenses	207,236	229,561	671,720	448,622
Sales and marketing expenses	17,715	31,089	18,929	62,101
Total expenses related to stock options	268,974	302,829	804,706	589,458
RSUs
Research and development expenses	7,500	1,599	15,000	9,099
General and administrative expenses	13,750	38,402	365,458	78,338
Total stock-based compensation	$290,224	$342,830	$1,185,164	$676,895

Stock-based compensation expense was recorded net of estimated forfeitures of 0% - 5% and 0% - 4% per annum during the three and six months ended June 30, 2014 and 2015, respectively. As of June 30, 2015 total unrecognized stock-based compensation expense related to unvested stock option and RSU awards, adjusted for estimated forfeitures, was approximately $2,111,000 and $50,000, respectively, and is expected to be recognized over a weighted-average period of 2.3 years and 0.4 years, respectively.

8. Common Warrants Outstanding

A summary of equity-classified common stock warrant activity for the six months ended June 30, 2015 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2014	609,187	$9.93	3.8
Issued	9,200,000	$1.56
Exercised	(6,197,129)	$1.56
Expired	(1,200,000)	$1.56
Outstanding at June 30, 2015	2,412,058	$3.67	4.3

Further information about equity-classified common stock warrants outstanding and exercisable at June 30, 2015 is as follows:

		Weighted
Weighted		Average
Average	Total Shares	Contractual
Exercise Price	Outstanding	Life (in years)
$1.56	1,802,871	4.6
$4.72	52,966	8.8
$10.00	461,221	2.6
$12.50	95,000	3.6
	2,412,058

The intrinsic value of equity-classified common stock warrants outstanding and exercisable at June 30, 2015 was $1,784,842.

9. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three and six months ended June 30, 2014 and 2015, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the three and six months ended
	June 30,
	2014	2015
Preferred warrants outstanding (number of common stock equivalents)	1,587	1,587
Preferred share RSUs (number of common stock equivalents)	73,151	73,151
Common warrants outstanding	609,187	2,412,058
Common share RSUs	178,467	178,118
Common options outstanding	894,468	917,316
Total anti-dilutive common share equivalents	1,756,860	3,582,230

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

11. Related Party Transactions

Each of the members of the Company’s Board of Directors participated in its public offering in February 2015, purchasing an aggregate of 142,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 142,000 shares of its common stock for a total purchase price of $177,500 (see Note 2).

Pursuant to a sublease agreement dated March 30, 2015, the Company rented 9,849 square feet, plus free use of an additional area, of its San Diego facility to an entity affiliated with the Company’s non-executive Chairman for $12,804 per month, with a refundable security deposit of $12,804 due from the subtenant. The initial term of the sublease expired on July 31, 2015, and is subject to renewal on a month-to-month basis thereafter.

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc. (“Aegea”). On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement (the “Cross-License Agreement”) with Aegea. In May 2015, the Company received a reimbursement $25,259 from Aegea as reimbursement for shared patent costs under the Cross-License Agreement.

The Company believes that these transactions were on terms at least as favorable to the Company as could have been obtained from unrelated third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 11, 2015. Past operating results are not necessarily indicative of results that may occur in future periods.

We are an early-stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell (“CTC”) and circulating tumor DNA (“ctDNA”) assays utilizing a standard blood sample, or “liquid biopsy.” Our current breast, lung and gastric cancer assays provide, and our planned future assays would provide, information to oncologists and other physicians that enable them to select appropriate personalized treatment for their patients based on better, timelier and more-detailed data on the characteristics of their patients’ tumors.

Our current breast, lung and gastric cancer assays and our planned future assays utilize our CEE technology for the enumeration and analysis of CTCs, and our CEE-SelectorTM technology for the detection and analysis of ctDNA from plasma, each performed on a standard blood sample. The CEE technology is an internally developed and patented, microfluidics-based CTC capture and analysis platform, with enabling features that change how CTC testing can be used by clinicians by providing real-time biomarker monitoring with only a standard blood sample. The CEE-Selector technology enables mutation detection with enhanced sensitivity and specificity and is applicable to nucleic acid from CTCs or other sample types, such as blood plasma for ctDNA. We believe the CEE-Selector technology could someday be used as a stand-alone test for molecular biomarkers, screening and monitoring.

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) and accredited by the College of American Pathologists (“CAP”). We manufacture our CEE microfluidic channels, related equipment and certain reagents to perform our current assays and our planned future assays at this facility. CLIA certification is required before any clinical laboratory, including ours, may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, or treatment of disease or the assessment of health. The assays we offer and intend to offer are classified as laboratory developed tests (“LDTs”) under CLIA regulations.

We are continuing to commercialize our first assays: OncoCEE-BRTM for breast cancer, OncoCEE-LUTM for both non-small cell lung cancer (“NSCLC”) and small cell lung cancer (“SCLC”), OncoCEE-METM for melanoma, and OncoCEE-GATM for gastric cancer. These assays utilize our CEE technology platform and provide CTC enumeration as well as biomarker analysis from a standard blood sample. In the case of the OncoCEE-BR and OncoCEE-GA assays, biomarker analysis involves fluorescence in situ hybridization (“FISH”) for the detection and quantitation of the human epidermal growth factor receptor 2 (“HER2”) gene copy number as well as immunocytochemical analysis of estrogen receptor (“ER”) protein, which is currently commercially available. We plan to include immunocytochemical analysis of progesterone receptor proteins in the OncoCEE-BR assay during 2015. A patient’s HER2 status provides the physician with information about the appropriateness of therapies such as Herceptin® or Tykerb®. Estrogen receptor and progesterone receptor (“PR”) status provides the physician with information about the appropriateness of endocrine therapies such as tamoxifen and aromatase inhibitors.

The OncoCEE-LU assay’s biomarker analysis currently includes FISH testing for ALK and ROS1 gene rearrangements and mutation analysis of the T790M, Deletion 19, and L858R mutations of the epidermal growth factor receptor (“EGFR”) gene as well as B-raf using our CEE-Selector platform. We plan to add FISH testing for RET and using CEE-Selector for the K-ras gene in the future. The L858R mutation of the EGFR gene and Exon 19 deletions as activators of EGFR kinase activity are linked to the drugs Tarceva®, Gilotrif® and Iressa®. The codon 12 and 13 mutations of the K-ras gene are found in patients whose tumors are unlikely to respond to the EGFR kinase inhibitors such as Erbitux® and Vectibix®. Our OncoCEE-LU assay is performed on a standard blood sample.

For lung cancer, we also offer a resistance panel assay consisting of the biomarkers MET, HER2 (both of which we perform using our OncoCEE technology for CTCs) and T790M which is performed using CEE Selector in plasma. This assay could be used by physicians to identify the mechanism causing disease progression for patients with NSCLC who are being treated with TKI therapy and therefore could qualify for inclusion in a clinical trial.

Fibroblast growth receptor 1 (“FGFR1”) amplification is offered for CTC testing utilizing our OncoCEE technology.  FGFR1 is present in several tumor types, including both NSCLC and SCLC and has been shown to be a prognostic indicator of progression. FGFR1 is also a key target for many drugs which are in clinical development.

Mutations of the B-raf gene are linked to Zelboraf® and Tafinlar®, which are both approved for melanoma and are in clinical trials for lung cancer.  We offer testing for B-raf on blood using our CEE-Selector platform

We plan to add other biomarker analyses on blood samples to our current assays and our planned future OncoCEE assays as their relevance is demonstrated in clinical trials, for example, RET proto-oncogene gene fusions in NSCLC, which may indicate a particular course of therapy, and N-ras genes for melanoma, which may predict therapy resistance. In addition, we are developing a series of other CTC and ctDNA assays for different solid tumor types, including colorectal cancer, prostate cancer, gastric cancer and melanoma, each incorporating treatment-associated biomarker analyses specific to that cancer, planned to be launched as noted in the table below.

Assay Name/ Solid Tumor Type	Biomarkers	Status of Assay or Project	Actual or Targeted Quarter of Availability for Commercialization
OncoCEE-BR / Breast Cancer	Enumeration, HER2 by FISH	Currently available	Launched 2011 Q3

	ER	Currently available	Launched 2014 Q2

	FGFR by FISH	Currently available	Launched 2015 Q3

	PR	Validation	2015 Q3

	ESR1	Development	2015 Q4

OncoCEE-LU / Lung Cancer	Enumeration, ALK	Currently available	Launched 2014 Q4

	ROS1 by FISH	Currently available	Launched 2015 Q1

	T790M, L858R and Del19 EGFR mutations	Currently available	Launched 2015 Q1

	MET by FISH	Currently available	Launched 2015 Q2

	FGFR by FISH	Currently available	Launched 2015 Q3

	B-raf by CEE-Selector	Currently available	Launched 2015 Q3

	K-ras by CEE-Selector	Currently available	Launched 2015 Q3

	ALK mutations by CEE-Selector	Development and Validation	2015 Q4

Assay Name/ Solid Tumor Type	Biomarkers	Status of Assay or Project	Actual or Targeted Quarter of Availability for Commercialization
OncoCEE-GA / Gastric Cancer	Enumeration, HER2, MET by FISH	Currently available	Launched 2015 Q2

OncoCEE-CRTM / Colorectal Cancer	Enumeration	Currently available	Launched 2015 Q3

	B-raf by CEE-Selector	Currently available	Launched 2015 Q3

	K-ras by CEE-Selector	Currently available	Launched 2015 Q3

OncoCEE-PRTM / Prostate Cancer	Enumeration	Currently available	Launched 2011 Q3

	PTEN deletion by FISH and AR by ICC	Development and Validation	2015 Q4

OncoCEE-METM / Melanoma	B-raf by CEE-Selector	Currently available	Launched 2015 Q3

	Enumeration	Development	2015 Q3

	PDL-1 by ICC	Validation	2015 Q3

	N-ras mutations by CEE-Selector	Development	2015 Q4

CEE-Selector / Next Generation Sequencing application for multiple cancer types	K-ras, B-raf, EGFR and other mutations detected in plasma.	Development	2015 Q4

Our revenue generating efforts are focused in three areas:

•	providing clinical testing that oncologists use in order to determine the best treatment plan for their patients;
•	providing clinical trial, research and development services to biopharma companies developing cancer therapies; and
•	licensing our proprietary testing and/or technologies to partners in the United States and abroad.

We accessioned 336 commercial cases during the three months ended June 30, 2015 as compared to three commercial cases for the same period in 2014, an increase of 333 cases, or 11,100%. We accessioned 583 commercial cases during the six months ended June 30, 2015 as compared to 14 commercial cases for the same period in 2014, an increase of 569 cases, or 4,064%. Revenues from commercial cases are recognized as collected, and the expected collection period for a commercial case often extends beyond the end of the quarter in which accessioned, with multiple payments received per case. The average reimbursement collected from third-party payors for cases billed from July through December, 2014 was $612.

Results of Operations

Three Months Ended June 30, 2014 and 2015

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended June 30,		Change
	2014	2015	$	%
(dollars in thousands)
Revenues	$19	$77	$58	305%
Cost of revenues	359	986	627	175%
Research and development expenses	1,108	772	(336)	(30%)
General and administrative expenses	1,033	1,360	327	32%
Sales and marketing expenses	423	851	428	101%
Loss from operations	(2,904)	(3,892)	(988)	34%
Interest expense, net	(94)	(169)	(75)	80%
Change in fair value of warrant liability	2	—	(2)	(100%)
Other income	—	26	26	—
Loss before income taxes	(2,996)	(4,035)	(1,039)	35%
Income tax expense	(1)	—	1	(100%)
Net loss	$(2,997)	$(4,035)	$(1,038)	35%

Revenues

Revenues were approximately $77,000 for the three months ended June 30, 2015, compared with approximately $19,000 for the same period in 2014, an increase of $58,000, or 305%. The increase was due to an increase of approximately $60,000 in commercial assay revenues resulting primarily from an increase in commercial assay collections, as development services revenues remained consistent with 50 development services assays performed during the three months ended June 30, 2015 as compared to 39 assays during the same period in 2014.

Cost of Revenues

Cost of revenues was approximately $986,000 for the three months ended June 30, 2015, compared with approximately $359,000 for the three months ended June 30, 2014, an increase of $627,000, or 175%. The increase was primarily attributable to an increase of approximately $338,000 related to the greater proportion of laboratory costs charged to cost of revenues as a result of increased sample volume that related to revenue-generating activities relative to the total number of samples processed during the three months ended June 30, 2015 as compared to the same period in 2014, as well as an increase of approximately $289,000 in personnel and materials costs primarily related to higher assay volume.

Operating Expenses

Research and Development Expenses. Research and development expenses were approximately $772,000 for the three months ended June 30, 2015, compared with approximately $1,108,000 for the three months ended June 30, 2014, a decrease of $336,000, or 30%. The decrease was attributable to the lower proportion of laboratory costs charged to research and development as a result of decreased sample volume that related to research and development activities relative to the total number of samples processed during the three months ended June 30, 2015 as compared to the same period in 2014.

General and Administrative Expenses. General and administrative expenses were approximately $1,360,000 for the three months ended June 30, 2015, compared with approximately $1,033,000 for the three months ended June 30, 2014, an increase of $327,000, or 32%. The increase was primarily due to an increase of approximately $169,000 in stock-based compensation and other personnel costs associated with an increase in the average number of general and administrative employees from 5 employees during the three months ended June 30, 2014 to 8 employees during the same period in 2015, an increase of approximately $124,000 in allocated facilities costs, as well as an increase of approximately $107,000 in consulting, billing, and other service provider costs associated with expanded commercial activities and being a publicly traded company, partially offset by a decrease of approximately $77,000 in legal fees primarily associated with patents.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $851,000 for the three months ended June 30, 2015, compared with approximately $423,000 for the three months ended June 30, 2014, an increase of $428,000, or 101%. The increase was primarily due to an increase of approximately $345,000 in personnel costs and travel expenses associated with an increase in the average number of employees included in the sales and marketing function from 4 employees during the three months ended June 30, 2014 to 11 employees during the same period in 2015, as well as an increase of approximately $85,000 in consulting and other service provider costs associated with expanded commercial activities.

Interest Expense

Interest expense was approximately $169,000 during the three months ended June 30, 2015, compared with approximately $94,000 for the three months ended June 30, 2014, an increase of $75,000, or 80%. The increase was primarily due to an increase in the amount of time the April 2014 Credit Facility was outstanding, from two months during the three months ended June 30, 2014 to three months in the same period in 2015.

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

Six Months Ended June 30, 2014 and 2015

The following table sets forth certain information concerning our results of operations for the periods shown:

	Six Months Ended June 30,		Change
	2014	2015	$	%
(dollars in thousands)
Revenue	$48	$227	$179	373%
Cost of revenues	1,018	1,843	825	81%
Research and development expenses	2,117	1,714	(403)	(19%)
General and administrative expenses	2,910	2,652	(258)	(9%)
Sales and marketing expenses	434	1,561	1,127	260%
Loss from operations	(6,431)	(7,543)	(1,112)	17%
Interest expense, net	(1,489)	(318)	1,171	(79%)
Change in fair value of warrant liability	(204)	—	204	(100%)
Other income	—	26	26	—
Loss before income taxes	(8,124)	(7,835)	289	(4%)
Income tax expense	(1)	(1)	—	—
Net loss	$(8,125)	$(7,836)	$289	(4%)

Revenues

Revenues were approximately $227,000 for the six months ended June 30, 2015, compared with approximately $48,000 for the same period in 2014, an increase of $179,000, or 373%. The increase was due to an increase of approximately $195,000 in commercial assay revenues resulting primarily from an increase in commercial assay collections, partially offset by a decrease of approximately $28,000 in development services revenues mainly due to lower sample volume from the Dana-Farber Cancer Institute. We performed 104 development services assays during the six months ended June 30, 2014, and we performed 92 development services assays during the six months ended June 30, 2015.

Cost of Revenues

Cost of revenues was $1.8 million for the six months ended June 30, 2015, compared with $1.0 million for the six months ended June 30, 2014, an increase of $0.8 million, or 81%. The increase was primarily attributable to an increase of approximately $719,000 in personnel and materials costs mainly related to higher assay volume, as well as an increase of approximately $329,000 to the greater proportion of laboratory costs charged to cost of revenues as a result of increased sample volume that related to revenue-generating activities relative to the total number of samples processed during the six months ended June 30, 2015 as compared to the same period in 2014, partially offset by a decrease of approximately $112,000 in allocated facilities costs and a decrease of approximately $111,000 in non-recurring personnel costs triggered by our initial public offering in February 2014.

Operating Expenses

Research and Development Expenses. Research and development expenses were approximately $1.7 million for the six months ended June 30, 2015, compared with approximately $2.1 million for the six months ended June 30, 2014, a decrease of $0.4 million, or 19%. The decrease was primarily attributable a decrease of approximately $329,000 related to the lower proportion of laboratory costs charged to research and development as a result of decreased sample volume associated with research and development activities relative to the total number of samples processed during the six months ended June 30, 2015 as compared to the same period in 2014, as well as a decrease of approximately $68,000 in personnel costs primarily associated with expenses triggered by our initial public offering in February 2014.

General and Administrative Expenses. General and administrative expenses were $2.7 million for the six months ended June 30, 2015, compared with $2.9 million for the six months ended June 30, 2014, a decrease of approximately $0.2 million, or 9%. The decrease was due to a decrease of approximately $527,000 in personnel costs primarily related to non-recurring compensation expense triggered by our initial public offering in February 2014, as well as a decrease of approximately $86,000 in legal fees primarily associated with patents, partially offset by increases of approximately $178,000 in allocated facilities costs and approximately $158,000 in consulting, billing, and other service provider costs associated with expanded commercial activities and being a publicly traded company.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1,561,000 for the six months ended June 30, 2015, compared with approximately $434,000 for the six months ended June 30, 2014, an increase of $1,127,000, or 260%. The increase was primarily due to an increase of approximately $980,000 in personnel costs and travel expenses associated with an increase in the average number of employees included in the sales and marketing function from 4 employees during the six months ended June 30, 2014 to 11 employees during the same period in 2015, as well as an increase of approximately $127,000 in consulting and other service provider costs associated with expanded commercial activities.

Interest Expense

Interest expense was approximately $318,000 during the six months ended June 30, 2015, compared with approximately $1,489,000 for the six months ended June 30, 2014, a decrease of $1,171,000, or 79%. The decrease was due to amortization and write-offs of discounts to convertible notes payable that were converted into common stock and our revolving line of credit that was repaid in February 2014, partially offset by an increase of approximately $158,000 in cash interest expense primarily associated with the April 2014 Credit Facility.

Change in Fair Value of Warrant Liability

The decrease in the non-cash loss of approximately $204,000 for the six months ended June 30, 2015 as compared to the same period in 2014 is primarily due to a fewer number of estimated average warrants outstanding, as the majority of the outstanding liability-classified warrants were reclassified to equity upon the closing of our initial public offering in February 2014.

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

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Six Months Ended
	June 30,
	2014	2015
(dollars in thousands)
Cash provided by (used in):
Operating activities	$(7,928)	$(7,185)
Investing activities	(6)	(73)
Financing activities	20,325	18,417
Net increase in cash and cash equivalents	$12,391	$11,159

Cash Used in Operating Activities. Net cash used in operating activities was $7.2 million for the six months ended June 30, 2015, compared to net cash used in operating activities of $7.9 million for the six months ended June 30, 2014. In all periods the primary use of cash was to fund our net loss. The decrease of $0.7 million in cash used in operating activities for the six months ended June 30, 2015 as compared to the same period in 2014 also includes a decrease of $2.5 million in cash used to fund operating assets and liabilities, primarily related to the payment of deferred salaries, interest and taxes thereon as well as initial public offering costs, which was partially offset by a $2.0 million decrease in non-cash operating expenses during the six months ended June 30, 2015 as compared to the same period in 2014. The decrease in non-cash operating expenses was mainly due to non-recurring costs triggered by our initial public offering in February 2014, including interest expense associated with amortization and write-offs of discounts to convertible notes payable that were converted into common stock and our revolving line of credit that was repaid, as well as stock-based compensation expense, in addition to a decrease in non-cash loss related to outstanding liability-classified warrants that were reclassified to equity upon the closing of our initial public offering.

Cash Used in Investing Activities. Cash used in investing activities of approximately $73,000 and $6,000 during the six months ended June 30, 2015 and 2014, respectively, was related to the acquisition of fixed assets.

Cash Provided by Financing Activities. Net cash provided by financing activities was $18.4 million for the six months ended June 30, 2015, compared to net cash provided by financing activities of $20.3 million for the six months ended June 30, 2014. Our primary source of financing in the six months ended June 30, 2014 consisted of proceeds from our initial public offering. Our primary sources of financing in the six months ended June 30, 2015 consisted of proceeds from our follow-on public offering and the exercise of common stock warrants sold in that offering.

Capital Resources and Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. It may take several years to achieve positive operational cash flow or we may not ever achieve positive operational cash flow. We expect that we will use a portion of the net proceeds from our public offerings and our revenues from operations to hire sales and marketing personnel, support increased sales and marketing activities, fund further research and development, clinical utility studies and future enhancements of our assays, acquire equipment, implement automation and scale our capabilities to prepare for significant assay volume, for general corporate purposes and to fund ongoing operations and the expansion of our business, including the increased costs associated with being a public company. We may also use a portion of the net proceeds of our public offerings to acquire or invest in businesses, technologies, services or products, although we do not have any current plans to do so.

As of June 30, 2015, our cash and cash equivalents totaled $16.5 million, and our outstanding indebtedness totaled $5.6 million (including $0.1 million of interest accrued thereon, and excluding $0.3 million of associated debt discounts). On February 13, 2015, we received net cash proceeds of $9.1 million as a result of the closing of our follow-on public offering, before deducting $0.3 million of additional non-underwriting costs incurred. Between February 13, 2015 and August 5, 2015, additional cash proceeds of $9.7 million have been received from the exercise of warrants sold in such offering. Management believes that its cash resources should be sufficient to support currently forecasted operations through at least the next twelve months. While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future.

In May 2015, the SEC declared effective a shelf registration statement filed by us. The shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million. As of June 30, 2015, we had not sold any securities under this shelf registration statement.

We expect that we may need additional financing in the future to execute on our current or future business strategies. Until we can generate significant cash from operations, we expect to continue to fund operations with the proceeds of offerings of our equity securities and debt. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. In addition to assay revenues, such financing may be derived from one or more of the following types of transactions: debt, equity, product development, technology licensing or collaboration. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

•	our ability to secure financing and the amount thereof;
•	the costs of operating and enhancing our laboratory facilities;
•	the costs of developing our anticipated internal sales and marketing capabilities;
•	the scope, progress and results of our research and development programs, including clinical utility studies;
•	the scope, progress, results, costs, timing and outcomes of the clinical utility studies for our cancer diagnostic assays;
•	our ability to manage the costs for manufacturing our microfluidic channels;
•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
•	our ability to obtain adequate reimbursement from governmental and other third-party payors for our assays and services;
•	the costs of additional general and administrative personnel, including accounting and finance, legal and human resources, as a result of becoming a public company;
•	our ability to collect revenues; and
•	other risks discussed in our other filings with the SEC.

We may raise additional capital to fund our current operations and to fund expansion of our business to meet our long-term business objectives through public or private equity offerings, debt financings, borrowings or strategic partnerships coupled with an investment in our company or a combination thereof. If we raise additional funds through the issuance of convertible debt securities, or other debt securities, these securities could be secured and could have rights senior to those of our common stock. In addition, any new debt incurred by us could impose covenants that restrict our operations. The issuance of any new equity securities will also dilute the interest of our current stockholders. Given the risks associated with our business, including our unprofitable operating history and our ability or inability to develop additional assays, additional capital may not be available when needed on acceptable terms, or at all. If adequate funds are not available, we will need to curb our expansion plans or limit our research and development activities, which would have a material adverse impact on our business prospects and results of operations.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Upon receipt, the net proceeds from our initial public offering were invested in cash equivalents. As of June 30, 2015, we estimate that we had used all of the net proceeds from our initial public offering, with $12.1 million used to fund the commercialization of our OncoCEE-BR, OncoCEE-LU, and OncoCEE-GA assays, research and development and other operating activities, $3.0 million for repayments of indebtedness and purchases of fixed assets, and $2.3 million for payments of deferred salaries, interest, and taxes thereon as well as initial public offering costs.

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

BIOCEPT, INC. (Registrant)

Date: August 11, 2015	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2015	By:	/s/ William G. Kachioff
William G. Kachioff
Chief Financial Officer and Senior Vice President of Finance
(Principal Financial and Accounting Officer)

Exhibit Index

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q.

EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).
4.1	Reference is made to Exhibits 3.1 and 3.2.
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

4.14

Amended and Restated Investor Rights Agreement, dated as of October 31, 2011, among the Registrant and certain investors named therein (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).

31.1	Certification of Michael Nall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of William Kachioff, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Michael Nall, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of William Kachioff, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description of Exhibit
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document