Form 10-Q
period 2015-09-30
BIOCEPT INC
filed 2015-11-09
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015, there were 18,806,903 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2015

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	September 30,
	2014	2015
		(unaudited)
Current assets:
Cash and cash equivalents	$5,364,582	$12,541,919
Accounts receivable	10,600	40,360
Inventories, net	188,728	302,005
Prepaid expenses and other current assets	338,721	456,894
Total current assets	5,902,631	13,341,178
Fixed assets, net	662,422	855,208
Total assets	$6,565,053	$14,196,386
Current liabilities:
Accounts payable	$641,406	$766,436
Accrued liabilities	699,903	916,730
Supplier financings	33,674	—
Current portion of equipment financings	55,800	125,920
Current portion of credit facility	—	1,556,909
Current portion of deferred rent	—	24,752
Total current liabilities	1,430,783	3,390,747
Non-current portion of equipment financings, net	68,801	244,612
Non-current portion of credit facility, net	4,731,322	3,020,166
Non-current portion of interest payable	54,537	131,543
Non-current portion of deferred rent	500,179	481,041
Total liabilities	6,785,622	7,268,109
Commitments and contingencies (see Note 10)
Shareholders’ equity/(deficit):
Common stock, $0.0001 par value, 40,000,000 authorized; 4,449,603 issued and outstanding at December 31, 2014; 18,766,903 issued and outstanding at September 30, 2015 (see Note 2)	445	1,877
Additional paid-in capital	138,066,008	157,545,448
Accumulated deficit	(138,287,022)	(150,619,048)
Total shareholders’ equity/(deficit)	(220,569)	6,928,277
Total liabilities and shareholders’ equity/(deficit)	$6,565,053	$14,196,386

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2015	2014	2015
Revenues:	$10,274	$164,856	$57,794	$391,626
Costs and expenses:
Cost of revenues	538,181	1,159,710	1,555,861	3,320,467
Research and development expenses	1,310,905	677,729	3,427,513	2,073,391
General and administrative expenses	1,060,812	1,630,608	3,970,579	4,281,883
Sales and marketing expenses	812,005	1,055,653	1,246,507	2,616,218
Total costs and expenses	3,721,903	4,523,700	10,200,460	12,291,959
Loss from operations	(3,711,629)	(4,358,844)	(10,142,666)	(11,900,333)
Other income/(expense):
Interest expense, net	(151,491)	(176,120)	(1,640,045)	(494,596)
Change in fair value of warrant liability	3,326	558	(200,994)	361
Other income	—	38,412	—	64,020
Total other income/(expense):	(148,165)	(137,150)	(1,841,039)	(430,215)
Loss before income taxes	(3,859,794)	(4,495,994)	(11,983,705)	(12,330,548)
Income tax expense	—	(199)	(800)	(1,478)
Net loss & comprehensive loss	$(3,859,794)	$(4,496,193)	$(11,984,505)	$(12,332,026)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	4,449,603	18,727,806	3,845,540	15,735,907
Diluted	4,449,603	18,727,806	3,845,540	15,735,907
Net loss per common share:
Basic	$(0.87)	$(0.24)	$(3.12)	$(0.78)
Diluted	$(0.87)	$(0.24)	$(3.12)	$(0.78)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2014	2015
Cash Flows From Operating Activities:
Net loss	$(11,984,505)	$(12,332,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177,516	188,120
Inventory reserve	(9,616)	(20,277)
Stock-based compensation	1,506,586	1,016,266
Non-cash interest expense related to convertible debt, credit facility and other financing activities	1,428,324	93,454
Change in fair value of warrant liability	200,994	(361)
Increase/(decrease) in cash resulting from changes in:
Accounts receivable	(3,245)	(29,760)
Inventory	(46,201)	(93,000)
Prepaid expenses and other current assets	(528,988)	(181,284)
Other non-current assets	500	—
Accounts payable	(992,399)	142,028
Accrued liabilities	(1,177,510)	218,829
Accrued interest	38,304	96,295
Deferred rent	33,238	5,614
Net cash used in operating activities	(11,357,002)	(10,896,102)
Cash Flows From Investing Activities:
Purchases of fixed assets	(201,835)	(118,896)
Net cash used in investing activities	(201,835)	(118,896)
Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	17,390,240	8,830,057
Proceeds from exercise of common stock warrants	—	9,697,660
Payments on equipment financings	(9,300)	(54,007)
Payments on supplier and other third party financings	(163,411)	(33,674)
Payments on line of credit	(2,346,000)	(247,701)
Proceeds from borrowings on line of credit	365,000	—
Proceeds from issuance of convertible notes and warrants	175,000	—
Net proceeds from borrowings on credit facility and warrants	4,898,002	—
Net cash provided by financing activities	20,309,531	18,192,335
Net increase in Cash and Cash Equivalents	8,750,694	7,177,337
Cash and Cash Equivalents at Beginning of Period	69,178	5,364,582
Cash and Cash Equivalents at End of Period	$8,819,872	$12,541,919
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$298,381	$309,324
Taxes	$800	$2,054

Non-cash Investing and Financing Activities:

During the nine months ended September 30, 2014, the Company replaced its private company directors and officers liability insurance policy financed during the year ended December 31, 2013 with a public company policy. The previously financed premium balance of $44,559 was cancelled and a partial refund of $10,955 was received.

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

Fixed assets purchased totaling $4,775 and $3,190 during the nine months ended September 30, 2014 and 2015, respectively, were unpaid as of each reporting date, and are excluded from cash purchases in the Company’s unaudited condensed statements of cash flows.

Fixed assets purchased totaling $140,267 and $279,008 during the nine months ended September 30, 2014 and 2015, respectively, are recorded as equipment financing obligations and are excluded from cash purchases in the Company’s unaudited condensed statements of cash flows.

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, a total of $318,565 of revenue-generating costs previously allocated to research and development expenses during the six months ended June 30, 2015 were reclassified to cost of revenues in the current period presentation of the unaudited condensed statement of operations and comprehensive loss for the nine months ended September 30, 2015.

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

The Company operates a clinical laboratory that is CLIA-certified (under the Clinical Laboratory Improvement Amendment of 1988) and CAP-accredited (by the College of American Pathologists), and manufactures Cell Enrichment and Extraction (“CEE”) microfluidic channels, related equipment and certain reagents to perform the Company’s diagnostic assays in a facility located in San Diego, California. CLIA certification and accreditation are required before any clinical laboratory may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, treatment of disease, or assessment of health. The assays the Company offers are classified as laboratory developed tests under the CLIA regulations.

In July 2013, the Company effected a reincorporation to Delaware by merging itself with and into Biocept, Inc., a Delaware corporation, which had been formed to be and was a wholly-owned subsidiary of the Company since July 23, 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Standards Accounting Board (the “FASB”) issued authoritative guidance that requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This proposed guidance has been deferred and would be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption of this guidance on its financial statements and disclosures.

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

In April 2015, the FASB issued authoritative guidance requiring debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This guidance is effective on a retrospective basis for the annual reporting period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company early adopted this guidance on a retrospective basis for the interim reporting period ended March 31, 2015. A balance of $23,194 of such costs were reclassified from other non-current assets, net to non-current portion of credit facility, net in the Company’s balance sheet as of December 31, 2014. A total of $15,093 of such costs remain unamortized and recorded as an offset to non-current portion of credit facility, net in the Company’s unaudited condensed balance sheet at September 30, 2015.

In July 2015, the FASB issued authoritative guidance requiring entities that do not measure inventory using the retail inventory method or on a last-in, first-out basis to record inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective on a prospective basis for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial statements or disclosures.

In August 2015, the FASB issued amendments to SEC paragraphs referenced in authoritative guidance around the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. These amendments state that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company’s adoption of these amendments upon issuance did not have a material impact on its financial statements or disclosures.

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

On February 4, 2014, as contemplated by the registration statement covering the IPO, 69,421,047 shares of outstanding Series A Convertible Preferred Stock with a par value of $0.0001 per share were converted into 1,652,851 shares of common stock and the Company’s certificate of incorporation was amended to provide for an authorized capitalization of 40,000,000 shares of common stock and 5,000,000 shares of preferred stock. There were no shares of preferred stock issued or outstanding as of December 31, 2014 or September 30, 2015.

In connection with the closing of the IPO on February 10, 2014, (i) the $1.4 million principal amount and $0.2 million of accrued interest related to the convertible note issued in 2008 were converted at $10.00 per share into a total of 163,399 shares of common stock, (ii) the $5.2 million principal amount and $0.3 million of accrued interest related to the convertible notes issued in 2013 were converted at $10.00 per share into a total of 547,794 shares of common stock, (iii) the exercise price of the warrants associated with the convertible notes issued in 2013 was fixed at $10.00 per share for an aggregate 258,249 shares of common stock, (iv) the exercise price of the warrants associated with the $2.6 million of collateral provided to secure the Company’s line of credit was fixed at $10.00 per share for an aggregate 128,903 shares of common stock, (v) 73,151 shares of common stock vested as settlement of certain restricted stock units (which were previously expressed in shares of preferred stock) and became issuable subsequent to the expiration of the 180 day lock-up period following the IPO, (vi) the Company’s Executive Chairman ceased to be an employee and continues to serve as non-executive Chairman, (vii) the number of shares of common stock covered by the Company’s 2013 Equity Incentive Plan increased by 800,000, (viii) all but 1,587 of the preferred warrants previously outstanding were canceled due to early termination clauses associated with the IPO, (ix) derivative warrant liabilities of $2.5 million associated with the aggregate of 387,152 common stock warrants related to the convertible notes issued in 2013 and line of credit were reclassified to additional paid-in capital when their underlying exercise price was fixed, (x) unamortized discounts of $1.0 million related to the warrants associated with the convertible notes issued in 2013 and line of credit were reclassified to interest expense, and (xi) offering costs associated with the IPO of $0.9 million were reclassified from prepaid expenses and other current assets to additional paid-in capital, while additional underwriter IPO costs and discounts of $0.3 million and $1.3 million, respectively, were netted against the proceeds from the IPO and are reflected as an offset to additional paid-in capital.

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

Under the terms of certain employment agreements with executive officers, the Company incurred additional cash compensation expense of $150,000 immediately, and $225,000 annually, upon the closing of its IPO. All payments required under these agreements as a result of the closing of the IPO on February 10, 2014 were subsequently made in February and March 2014, using the net proceeds from the IPO.

During the year ended December 31, 2014, the Company repaid in full the remaining amounts outstanding of approximately $70,000 due for laboratory equipment under financing agreements with a supplier, which is a business owned by a member of the Company’s board of directors, using the net proceeds from the IPO.

Pursuant to an underwriting agreement dated February 9, 2015 between the Company, Aegis and Feltl and Company, as underwriters named therein, a public offering of 8,000,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 8,000,000 shares of common stock was effected at a combined offering price of $1.25. The estimated grant date fair value of these warrants of $7.7 million was recorded as an offset to additional paid-in capital within common stock issuance upon the closing of this offering (see Note 4). Each of the members of the Company’s Board of Directors participated in this offering, purchasing an aggregate 142,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 142,000 shares of its common stock for a total purchase price of $177,500. All warrants sold in this offering have a per share exercise price of $1.56, are exercisable immediately and expire five years from the date of issuance. The closing of the sale of these securities to the underwriters occurred on February 13, 2015, when the Company received, after deducting underwriting discounts and additional costs paid to the underwriters, $9.1 million of net cash proceeds. The total increase in capital as a result of the sale of these shares and warrants was $8.8 million after deducting $0.3 million of additional non-underwriter costs incurred. Additionally, the underwriters were granted a 45-day option to purchase up to 1,200,000 additional shares of common stock at a price of $1.25 per share and/or additional warrants to purchase up to 1,200,000 shares of common stock at a price of $0.0001 per warrant, less underwriting discounts and commissions, to cover over-allotments, if any, which was not exercised. The estimated grant date fair value of the over-allotment options and warrants of $1.6 million was recorded as an offset to additional paid-in capital within common stock issuance costs upon the closing of this offering (see Note 4). Underwriter costs and discounts of $0.2 million and $0.7 million, respectively, as well as additional non-underwriter costs associated with the offering of $0.3 million, were also recorded to common stock issuance costs upon closing. Subsequent to the closing of this offering on February 13, 2015 and through November 2, 2015, additional cash proceeds of $9.8 million have been received from the exercise of warrants sold in such offering. As such, the aggregate total increase in capital related to this offering has been $18.6 million, after deducting $0.9 million of underwriter costs and discounts and $0.3 million of additional non-underwriter costs incurred, which were netted against these proceeds under applicable accounting guidance.

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

At December 31, 2014 and September 30, 2015, the Company had accumulated deficits of $138.3 million and $150.6 million, respectively. For the year and nine month periods ended December 31, 2014 and September 30, 2015, the Company incurred net losses of $15.9 million and $12.3 million, respectively. The Company borrowed a total of $0.5 million during the year ended December 31, 2014 under note agreements with certain shareholders and a line of credit. In addition, the Company borrowed $5.0 million during the year ended December 31, 2014 under a credit facility entered into in April 2014. While the Company is currently in the commercialization stage of operations, the Company has not yet achieved profitability and anticipates that it will continue to incur net losses in the foreseeable future.

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

As of September 30, 2015, cash and cash equivalents totaled $12.5 million. On February 13, 2015, the Company received net cash proceeds of $9.1 million as a result of the closing of a follow-on public offering, before deducting $0.3 million of additional non-underwriting costs incurred. Subsequent to the closing of the follow-on public offering on February 13, 2015 and through November 2, 2015, additional cash proceeds of $9.8 million have been received from the exercise of warrants sold in such offering. Management expects that the Company will need additional financing in the future to execute on its current or future business strategies beyond June 2016. Until the Company can generate significant cash from operations, including assay revenues, the Company expects to continue to fund its operations with the proceeds from offerings of the Company’s equity securities or debt, or transactions involving product development, technology licensing or collaboration. Management can provide no assurances that any sources of a sufficient amount of financing will be available to the Company on favorable terms, if at all.

In May 2015, the SEC declared effective a shelf registration statement filed by the Company. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as the Company’s public float is less than $75 million. As of September 30, 2015, the Company had not sold any securities under this shelf registration statement.  The specific terms of future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

4. Fair Value Measurement

The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the Company’s fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company believes the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other than warrant liability, approximate their estimated fair values due to the short-term maturities of these financial instruments. The estimated fair value of the Company’s credit facility at September 30, 2015 approximated carrying value, which was determined using a discounted cash flow analysis. The analysis considered interest rates of instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs.

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

	Over-allotment Options	Warrants
Stock price	$1.41	$1.41
Exercise price	$1.25	$1.56
Expected dividend yield	0.00%	0.00%
Discount rate-bond equivalent yield	0.02%	1.53%
Expected life (in years)	0.12	5.00
Expected volatility	168.1%	90.0%

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	September 30,
	2014	2015
Fixed Assets
Machinery and equipment	$2,922,303	$2,997,676
Furniture and office equipment	209,844	212,659
Computer equipment and software	681,508	756,365
Leasehold improvements	506,328	514,614
Financed equipment	878,447	1,157,455
Construction in process	72,172	12,739
	5,270,602	5,651,508
Less accumulated depreciation and amortization	4,608,180	4,796,300
Total fixed assets, net	$662,422	$855,208
Accrued Liabilities
Accrued interest	$33,125	$31,484
Accrued payroll	82,241	216,154
Accrued vacation	276,574	286,125
Accrued bonuses	302,763	286,557
Accrued sales commissions	—	63,167
Warrant liability	1,070	709
Other	4,130	32,534
Total accrued liabilities	$699,903	$916,730

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

A warrant to purchase up to 52,966 shares of the Company’s common stock at an exercise price of $4.72 per share with a term of 10 years was issued to Oxford Finance LLC on April 30, 2014. The estimated fair value of the warrant issued of $233,107 was recorded as a discount to outstanding debt as of the closing date. Additional warrants to purchase shares of the Company’s common stock will be issued upon execution of the second term loan under the April 2014 Credit Facility in an amount equal to 5.0% of the funded amount divided by the exercise price, which will be equal to the lower of (i) the closing price per share of the Company’s common stock on the NASDAQ on the date prior to the funding date of the second term loan or (ii) the ten-day average closing price per share prior to the funding date of the second term loan. The effective annual interest rate associated with the April 2014 Credit Facility was 10.81% at December 31, 2014 and 11.50% at September 30, 2015.

7. Stock-based Compensation

Equity Incentive Plans

On January 1, 2015, the number of shares of common stock covered by the Company’s 2013 Equity Incentive Plan automatically increased by 222,480 shares, or 5% of the number of common shares then outstanding, to a total of 1,426,051 shares. At the Company’s annual meeting of stockholders held on June 16, 2015, the stockholders approved the Company’s Amended and Restated 2013 Equity Incentive Plan (“2013 Plan”), which included (i) an increase in the number of shares of common stock authorized for issuance under the 2013 Plan by 1,500,000 shares, and (ii) a provision that shares available for grant under the Company’s 2007 Equity Incentive Plan (“2007 Plan”) become available for issuance under the 2013 Plan and are no longer available for issuance under the 2007 Plan. As of September 30, 2015, under all plans, a total of 3,104,622 shares were authorized for issuance, 2,131,603 stock options and restricted stock units (“RSUs”) had been issued and were outstanding, and 836,082 shares were available for grant.

Stock Options

A summary of stock option activity for option awards granted under the 2013 Plan and 2007 Plan for the nine months ended September 30, 2015 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Vested and unvested expected to vest, December 31, 2014	901,882	$6.28	8.9
Outstanding at December 31, 2014	906,194	$6.29	9.0
Granted	1,194,871	$2.07
Exercised	—	—
Cancelled/forfeited/expired	(46,727)	$4.33
Outstanding at September 30, 2015	2,054,338	$3.88	9.1
Vested and unvested expected to vest, September 30, 2015	1,899,759	$4.01	9.0

The intrinsic values of options outstanding and options vested and unvested expected to vest at September 30, 2015 were $313,095 and $287,631, respectively.

The fair values of option awards granted during the nine months ended September 30, 2015 were estimated using a Black-Scholes pricing model with the following assumptions:

Stock and exercise prices	$2.01 - $3.38
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.52% – 1.93%
Expected life (in years)	5.23 – 6.08
Expected volatility	70.0% – 100.0%

Using the assumptions described above, with stock and exercise prices being equal on date of grant, the weighted-average estimated fair value of options granted in the nine months ended September 30, 2015 was $1.35 per share.

On August 31, 2015, the Company’s Board of Directors approved the issuance of 100,000 stock options with an estimated grant date fair value of $1.47 per share to its Chief Executive Officer pursuant to the 2013 Plan. Vesting of these stock options may occur based on the Company’s achievement of specified objectives as determined by the Company’s Board of Directors, or a committee of the Company’s Board of Directors in its sole discretion, as follows:

Percentage of
Overall Stock
Option Grant
Subject to Vesting
Target
Minimum number of accessions processed, billed and collected in fiscal 2016	25%
Minimum revenues from contracts with pharmaceutical companies in fiscal 2016	20%
Attainment of a sustainable positive GAAP gross margin by December 31, 2016	25%
Minimum operating cash on-hand at December 31, 2016, with no more than one interim dilutive equity financing event	30%
Total	100%

Further information about the options outstanding and exercisable at September 30, 2015 is as follows:

		Weighted
Weighted		Average
Average	Total Shares	Contractual	Total Shares
Exercise Price	Outstanding	Life (in years)	Exercisable
$2.01	1,079,637	9.9	-
$2.65	152,734	9.6	1,000
$4.51	79,526	8.0	46,192
$5.12	406,643	8.1	297,977
$7.50	43,000	8.5	16,125
$8.88	238,500	8.4	79,497
$9.11	54,298	8.4	54,298
	2,054,338		495,089

The intrinsic value of options exercisable at September 30, 2015 was zero.

Restricted Stock

At September 30, 2015, there were 150,418 RSUs outstanding, of which 121,829 shares were vested and unvested expected to vest. The intrinsic values of RSUs outstanding and RSUs vested and unvested expected to vest at September 30, 2015 were $345,961 and $280,207, respectively.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statement of operations and comprehensive loss during the periods presented:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2015	2014	2015
Stock Options
Cost of revenues	$-	$15,029	$-	$48,839
Research and development expenses	35,569	20,910	149,626	65,835
General and administrative expenses	236,769	257,404	908,490	706,026
Sales and marketing expenses	27,834	31,888	46,762	93,989
Total expenses related to stock options	300,172	325,231	1,104,878	914,689
RSUs
Research and development expenses	7,500	1,625	22,500	10,724
General and administrative expenses	13,750	12,515	379,208	90,853
Total stock-based compensation	$321,422	$339,371	$1,506,586	$1,016,266

Stock-based compensation expense was recorded net of estimated forfeitures of 0% - 5% and 0% - 4% per annum during the three and nine months ended September 30, 2014 and 2015, respectively. As of September 30, 2015 total unrecognized stock-based compensation expense related to unvested stock option and RSU awards, adjusted for estimated forfeitures, was approximately $2,993,000 and $17,000, respectively, and is expected to be recognized over a weighted-average period of 2.7 years and 0.3 years, respectively.

8. Common Warrants Outstanding

A summary of equity-classified common stock warrant activity for the nine months ended September 30, 2015 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2014	609,187	$9.93	3.8
Issued	9,200,000	$1.56
Exercised	(6,216,449)	$1.56
Expired	(1,200,000)	$1.56
Outstanding at September 30, 2015	2,392,738	$3.69	4.0

Further information about equity-classified common stock warrants outstanding and exercisable at September 30, 2015 is as follows:

		Weighted
Weighted		Average
Average	Total Shares	Contractual
Exercise Price	Outstanding	Life (in years)
$1.56	1,783,551	4.4
$4.72	52,966	8.6
$10.00	461,221	2.4
$12.50	95,000	3.4
	2,392,738

The intrinsic value of equity-classified common stock warrants outstanding and exercisable at September 30, 2015 was $1,319,828.

9. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three and nine months ended September 30, 2014 and 2015, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the three and nine months ended
	September 30,
	2014	2015
Preferred warrants outstanding (number of common stock equivalents)	1,587	1,587
Preferred share RSUs (number of common stock equivalents)	73,151	73,151
Common warrants outstanding	609,187	2,392,738
Common share RSUs	178,467	77,267
Common options outstanding	875,042	2,054,338
Total anti-dilutive common share equivalents	1,737,434	4,599,081

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

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc. (“Aegea”). On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement (the “Cross-License Agreement”) with Aegea. The Company received payments totaling $25,763 from Aegea as reimbursements for shared patent costs under the Cross-License Agreement.

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

Our current breast, lung and gastric cancer assays and our planned future assays utilize our CEE technology for the enumeration and analysis of CTCs, and our Target-SelectorTM technology for the detection and analysis of ctDNA from plasma, each performed on a standard blood sample. The CEE technology is an internally developed and patented, microfluidics-based CTC capture and analysis platform, with enabling features that change how CTC testing can be used by clinicians by providing real-time biomarker monitoring with only a standard blood sample. The Target-Selector technology enables mutation detection with enhanced sensitivity and specificity and is applicable to nucleic acid from CTCs or other sample types, such as blood plasma for ctDNA. We believe the Target-Selector technology could someday be used as a stand-alone test for molecular biomarkers, screening and monitoring.

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) and accredited by the College of American Pathologists. We manufacture our CEE microfluidic channels, related equipment and certain reagents to perform our current assays and our planned future assays at this facility. CLIA certification is required before any clinical laboratory, including ours, may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, or treatment of disease or the assessment of health. The assays we offer and intend to offer are classified as laboratory developed tests under CLIA regulations.

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

The OncoCEE-LU assay’s biomarker analysis currently includes FISH testing for ALK and ROS1 gene rearrangements and mutation analysis of the T790M, Deletion 19, and L858R mutations of the epidermal growth factor receptor (“EGFR”) gene as well as B-RAF and K-RAS using our Target-Selector platform. We plan to add FISH testing for RET gene analysis. The L858R mutation of the EGFR gene and Exon 19 deletions as activators of EGFR kinase activity are linked to the drugs Tarceva®, Gilotrif® and Iressa®. The codon 12 and 13 mutations of the K-RAS gene are found in patients whose tumors are unlikely to respond to the EGFR kinase inhibitors such as Erbitux® and Vectibix®. Our OncoCEE-LU assay is performed on a standard blood sample.

For lung cancer, we also offer a resistance panel assay consisting of the biomarkers MET, HER2 (both of which we perform using our OncoCEE technology for CTCs) and T790M which is performed using Target-Selector in plasma. This assay could be used by physicians to identify the mechanism causing disease progression for patients with NSCLC who are being treated with TKI therapy and therefore could qualify for inclusion in a clinical trial.

Fibroblast growth receptor 1 (“FGFR1”) amplification is offered for CTC testing utilizing our OncoCEE technology.  FGFR1 is present in several tumor types, including both NSCLC and SCLC and has been shown to be a prognostic indicator of progression. FGFR1 is also a key target for many drugs which are in clinical development.

Mutations of the B-RAF gene are linked to Zelboraf® and Tafinlar®, which are both approved for melanoma and are in clinical trials for lung cancer.  We offer testing for B-RAF on blood using our CEE-Selector platform.

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

Assay Name/ Solid Tumor Type	Biomarkers	Status of Assay or Project	Actual or Targeted Quarter of Availability for Commercialization
OncoCEE-BR / Breast Cancer	Enumeration, HER2 by FISH	Currently available	Launched 2011 Q3

	ER	Currently available	Launched 2014 Q2

	FGFR by FISH	Currently available	Launched 2015 Q3

	PR	Validation	2015 Q4

	ESR1	Development	2016 Q1

OncoCEE-LU / Lung Cancer	Enumeration, ALK	Currently available	Launched 2014 Q4

	ROS1 by FISH	Currently available	Launched 2015 Q1

	T790M, L858R and Del19 EGFR mutations	Currently available	Launched 2015 Q1

	MET by FISH	Currently available	Launched 2015 Q2

	FGFR by FISH	Currently available	Launched 2015 Q3

	B-RAF by Target-Selector	Currently available	Launched 2015 Q3

	K-RAS by Target-Selector	Currently available	Launched 2015 Q3

	ALK mutations by Target-Selector	Development and Validation	2016 Q2

Assay Name/ Solid Tumor Type	Biomarkers	Status of Assay or Project	Actual or Targeted Quarter of Availability for Commercialization
OncoCEE-GA / Gastric Cancer	Enumeration, HER2, MET by FISH	Currently available	Launched 2015 Q2

OncoCEE-CRTM / Colorectal Cancer	Enumeration	Currently available	Launched 2015 Q3

	B-RAF by Target-Selector	Currently available	Launched 2015 Q3

	K-RAS by Target-Selector	Currently available	Launched 2015 Q3

OncoCEE-PRTM / Prostate Cancer	Enumeration	Currently available	Launched 2011 Q3

	PTEN deletion by FISH and AR by ICC	Development and Validation	2015 Q4

OncoCEE-METM / Melanoma	B-RAF by Target-Selector	Currently available	Launched 2015 Q3

	Enumeration	Development	2015 Q4

	PDL-1 by ICC	Validation	2015 Q4

	N-RAS mutations by Target-Selector	Development	2016 Q2

CEE-Selector / Next Generation Sequencing application for multiple cancer types	K-RAS, B-RAF, EGFR and other mutations detected in plasma.	Development	2016 Q1/Q2

Our revenue generating efforts are focused in three areas:

•	providing clinical testing that oncologists use in order to determine the best treatment plan for their patients;
•	providing clinical trial, research and development services to biopharma companies developing cancer therapies; and
•	licensing our proprietary testing and/or technologies to partners in the United States and abroad.

We accessioned 482 commercial cases during the three months ended September 30, 2015 as compared to 96 commercial cases for the same period in 2014, an increase of 386 cases, or 402%. We accessioned 1,065 commercial cases during the nine months ended September 30, 2015 as compared to 110 commercial cases for the same period in 2014, an increase of 955 cases, or 868%. Revenues from commercial cases are recognized as collected, and the expected collection period for a commercial case often extends beyond the end of the quarter in which accessioned, with multiple payments received per case. For all cases accessioned, the minimum amount expected to be collected is based upon the applicable reimbursement rate according to either the Medicare Physician Fee Schedule or Clinical Lab Fee Schedule. Currently, Medicare reimbursement rates for our assays range from approximately $370 per case for enumeration-only samples without biomarker assays to over $1,700 per case for lung cancer samples with all biomarker assays. For cases accessioned during the first nine months of 2015, we estimate that the weighted-average amount expected to be collected will range from approximately $750 to $800 per case, depending on the mix of biomarker assays performed in each sample, although such reimbursement experience has not yet been achieved. Relatively higher reimbursement rates are expected to be achieved for cases billed to private payers.

Results of Operations

Three Months Ended September 30, 2014 and 2015

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended September 30,		Change
	2014	2015	$	%
(dollars in thousands)
Revenues	$10	$165	$155	1,550%
Cost of revenues	538	1,160	622	116%
Research and development expenses	1,311	678	(633)	(48%)
General and administrative expenses	1,061	1,630	569	54%
Sales and marketing expenses	812	1,056	244	30%
Loss from operations	(3,712)	(4,359)	(647)	17%
Interest expense, net	(151)	(176)	(25)	17%
Change in fair value of warrant liability	3	1	(2)	(67%)
Other income	—	38	38	—
Loss before income taxes	(3,860)	(4,496)	(636)	16%
Income tax expense	—	—	—	—
Net loss	$(3,860)	$(4,496)	$(636)	16%

Revenues

Revenues were approximately $165,000 for the three months ended September 30, 2015, compared with approximately $10,000 for the same period in 2014, an increase of $155,000, or 1,550%. The increase was due to an increase of approximately $139,000 in commercial assay revenues resulting primarily from an increase in commercial assay collections, as well as an increase of approximately $16,000 in development services revenues with 49 development services assays performed during the three months ended September 30, 2015 as compared to 3 assays during the same period in 2014.

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $1,160,000 for the three months ended September 30, 2015, compared with approximately $538,000 for the three months ended September 30, 2014, an increase of $622,000, or 116%. The increase was primarily attributable to an increase of approximately $614,000 related to the greater proportion of laboratory costs charged to cost of revenues as a result of increased sample volume that related to revenue-generating activities relative to the total number of samples processed during the three months ended September 30, 2015 as compared to the same period in 2014, as well as an increase of approximately $64,000 in materials costs and other direct costs primarily related to higher assay volume, partially offset by a decrease of approximately $58,000 in allocated facilities costs.

Research and Development Expenses. Research and development expenses were approximately $678,000 for the three months ended September 30, 2015, compared with approximately $1,311,000 for the three months ended September 30, 2014, a decrease of $633,000, or 48%. The decrease was primarily attributable to a decrease of approximately $614,000 associated with the lower proportion of laboratory costs charged to research and development as a result of decreased sample volume that related to research and development activities relative to the total number of samples processed during the three months ended September 30, 2015 as compared to the same period in 2014, in addition to a decrease of approximately $101,000 in materials and sample costs related to reduced validation activities as new assay panels and biomarkers have been brought to market, partially offset by an increase of approximately $110,000 in personnel costs attributable primarily to the increase in the average number of employees in the research and development function from 6 employees during the three months ended September 30, 2014 to 9 employees during the same period in 2015.

General and Administrative Expenses. General and administrative expenses were approximately $1,630,000 for the three months ended September 30, 2015, compared with approximately $1,061,000 for the three months ended September 30, 2014, an increase of $569,000, or 54%. The increase was primarily due to an increase of approximately $284,000 in consulting, billing, and other service provider costs and legal fees associated with expanded commercial activities and being a publicly traded company, an increase of approximately $166,000 in personnel costs primarily associated with non-recurring severance, and an increase of approximately $139,000 in allocated facilities costs.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1,056,000 for the three months ended September 30, 2015, compared with approximately $812,000 for the three months ended September 30, 2014, an increase of $244,000, or 30%. The increase was primarily due to an increase of approximately $127,000 in personnel costs and travel expenses associated with an increase in the average number of employees included in the sales and marketing function from 9 employees during the three months ended September 30, 2014 to 12 employees during the same period in 2015, as well as an increase of approximately $109,000 in consulting and other service provider costs associated with expanded commercial activities.

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

Nine Months Ended September 30, 2014 and 2015

The following table sets forth certain information concerning our results of operations for the periods shown:

	Nine Months Ended September 30,		Change
	2014	2015	$	%
(dollars in thousands)
Revenues	$58	$392	$334	576%
Cost of revenues	1,556	3,321	1,765	113%
Research and development expenses	3,428	2,073	(1,355)	(40%)
General and administrative expenses	3,971	4,282	311	8%
Sales and marketing expenses	1,246	2,616	1,370	110%
Loss from operations	(10,143)	(11,900)	(1,757)	17%
Interest expense, net	(1,640)	(495)	1,145	(70%)
Change in fair value of warrant liability	(201)	—	201	(100%)
Other income	—	64	64	—
Loss before income taxes	(11,984)	(12,331)	(347)	3%
Income tax expense	(1)	(1)	—	—
Net loss	$(11,985)	$(12,332)	$(347)	3%

Revenues

Revenues were approximately $392,000 for the nine months ended September 30, 2015, compared with approximately $58,000 for the same period in 2014, an increase of $334,000, or 576%. The increase was due to an increase of approximately $334,000 in commercial assay revenues resulting primarily from an increase in commercial assay collections, as development services revenues remained consistent with 141 development services assays performed during the nine months ended September 30, 2015 as compared to 104 assays during the same period in 2014.

Costs and Expenses

Costs of Revenues. Cost of revenues was approximately $3,321,000 for the nine months ended September 30, 2015, compared with approximately $1,556,000 for the nine months ended September 30, 2014, an increase of $1,765,000, or 113%. The increase was primarily attributable to an increase of approximately $1,262,000 related to the greater proportion of laboratory costs charged to cost of revenues as a result of increased sample volume that related to revenue-generating activities relative to the total number of samples processed during the nine months ended September 30, 2015 as compared to the same period in 2014, as well as an increase of approximately $776,000 in personnel, materials and other direct costs mainly related to higher assay volume, partially offset by a decrease of approximately $158,000 in allocated facilities costs and a decrease of approximately $111,000 in non-recurring stock-based compensation and other personnel costs triggered by our initial public offering in February 2014.

Research and Development Expenses. Research and development expenses were approximately $2,073,000 for the nine months ended September 30, 2015, compared with approximately $3,428,000 for the nine months ended September 30, 2014, a decrease of $1,355,000, or 40%. The decrease was primarily attributable to a decrease of approximately $1,262,000 related to the lower proportion of laboratory costs charged to research and development as a result of decreased sample volume associated with research and development activities relative to the total number of samples processed during the nine months ended September 30, 2015 as compared to the same period in 2014, a decrease of approximately $145,000 in non-recurring personnel costs triggered by our initial public offering in February 2014, and a decrease of approximately $98,000 in allocated facilities costs, partially offset by an increase of approximately $162,000 in personnel costs attributable primarily to the increase in the average number of employees in the research and development function from 7 employees during the nine months ended September 30, 2014 to 8 employees during the same period in 2015.

General and Administrative Expenses. General and administrative expenses were approximately $4,282,000 for the nine months ended September 30, 2015, compared with approximately $3,971,000 for the nine months ended September 30, 2014, an increase of $311,000, or 8%. The increase was primarily due to an increase of approximately $344,000 in consulting, billing, and other service provider costs associated with expanded commercial activities and being a publicly traded company, an increase of approximately $331,000 in allocated facilities costs, and an increase of approximately $241,000 in personnel costs attributable primarily to the increase in the average number of general and administrative employees from 6 employees during the nine months ended September 30, 2014 to 8 employees during the same period in 2015, partially offset by a decrease of approximately $581,000 in non-recurring stock-based compensation and other personnel costs triggered by our initial public offering in February 2014.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $2,616,000 for the nine months ended September 30, 2015, compared with approximately $1,246,000 for the nine months ended September 30, 2014, an increase of $1,370,000, or 110%. The increase was primarily due to an increase of approximately $1,108,000 in personnel costs and travel expenses associated with an increase in the average number of employees included in the sales and marketing function from 6 employees during the nine months ended September 30, 2014 to 12 employees during the same period in 2015, as well as an increase of approximately $256,000 in consulting and other service provider costs associated with expanded commercial activities.

Interest Expense

Interest expense was approximately $495,000 during the nine months ended September 30, 2015, compared with approximately $1,640,000 for the nine months ended September 30, 2014, a decrease of $1,145,000, or 70%. The decrease was due to amortization and write-offs of discounts to convertible notes payable that were converted into common stock and our revolving line of credit that was repaid in February 2014, partially offset by an increase of approximately $185,000 in cash interest expense primarily associated with the April 2014 Credit Facility.

Change in Fair Value of Warrant Liability

The decrease in the non-cash loss of approximately $201,000 for the nine months ended September 30, 2015 as compared to the same period in 2014 is primarily due to a fewer number of estimated average warrants outstanding, as the majority of the outstanding liability-classified warrants were reclassified to equity upon the closing of our initial public offering in February 2014.

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

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Nine Months Ended
	September 30,
	2014	2015
(dollars in thousands)
Cash provided by (used in):
Operating activities	$(11,357)	$(10,896)
Investing activities	(202)	(119)
Financing activities	20,310	18,192
Net increase in cash and cash equivalents	$8,751	$7,177

Cash Used in Operating Activities. Net cash used in operating activities was $10.9 million for the nine months ended September 30, 2015, compared to net cash used in operating activities of $11.4 million for the nine months ended September 30, 2014. In all periods the primary use of cash was to fund our net loss. The decrease of $0.5 million in cash used in operating activities for the nine months ended September 30, 2015 as compared to the same period in 2014 also includes a decrease of $2.8 million in cash used to fund operating assets and liabilities, primarily related to the payment of deferred salaries, interest and taxes thereon as well as initial public offering costs, which was partially offset by a $2.0 million decrease in non-cash operating expenses during the nine months ended September 30, 2015 as compared to the same period in 2014. The decrease in non-cash operating expenses was mainly due to non-recurring costs triggered by our initial public offering in February 2014, including interest expense associated with amortization and write-offs of discounts to convertible notes payable that were converted into common stock and our revolving line of credit that was repaid, as well as stock-based compensation expense, in addition to a decrease in non-cash loss related to outstanding liability-classified warrants that were reclassified to equity upon the closing of our initial public offering.

Cash Used in Investing Activities. Cash used in investing activities of approximately $119,000 and $202,000 during the nine months ended September 30, 2015 and 2014, respectively, was related to the acquisition of fixed assets.

Cash Provided by Financing Activities. Net cash provided by financing activities was $18.2 million for the nine months ended September 30, 2015, compared to net cash provided by financing activities of $20.3 million for the nine months ended September 30, 2014. Our primary source of financing in the nine months ended September 30, 2014 consisted of proceeds from our initial public offering. Our primary sources of financing in the nine months ended September 30, 2015 consisted of proceeds from our follow-on public offering and the exercise of common stock warrants sold in that offering.

Capital Resources and Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. It may take several years to achieve positive operational cash flow or we may not ever achieve positive operational cash flow. We expect that we will use a portion of the net proceeds from our follow-on public offering and our revenues from operations to hire sales and marketing personnel, support increased sales and marketing activities, fund further research and development, clinical utility studies and future enhancements of our assays, acquire equipment, implement automation and scale our capabilities to prepare for significant assay volume, for general corporate purposes and to fund ongoing operations and the expansion of our business, including the increased costs associated with being a public company. We may also use a portion of the net proceeds of our follow-on public offering to acquire or invest in businesses, technologies, services or products, although we do not have any current plans to do so.

As of September 30, 2015, our cash and cash equivalents totaled $12.5 million, and our outstanding indebtedness totaled $5.4 million (including $0.2 million of interest accrued thereon, and excluding $0.3 million of associated debt discounts). On February 13, 2015, we received net cash proceeds of $9.1 million as a result of the closing of our follow-on public offering, before deducting $0.3 million of additional non-underwriting costs incurred. Between February 13, 2015 and November 2, 2015, additional cash proceeds of $9.8 million have been received from the exercise of warrants sold in such offering. Management expects that the Company will need additional financing in the future to execute on its current or future business strategies beyond June 2016. While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future.

In May 2015, the SEC declared effective a shelf registration statement filed by us. The shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as our public float is less than $75 million. As of September 30, 2015, we had not sold any securities under this shelf registration statement.

We expect that we will need additional financing in the future to execute on our current or future business strategies. Until we can generate significant cash from operations, including assay revenues, we expect to continue to fund operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as our public float is less than $75 million. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

•	our ability to secure financing and the amount thereof;
•	the costs of operating and enhancing our laboratory facilities;
•	the costs of developing our anticipated internal sales and marketing capabilities;
•	the scope, progress and results of our research and development programs, including clinical utility studies;
•	the scope, progress, results, costs, timing and outcomes of the clinical utility studies for our cancer diagnostic assays;
•	our ability to manage the costs for manufacturing our microfluidic channels;
•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
•	our ability to obtain adequate reimbursement from governmental and other third-party payers for our assays and services;
•	the costs of additional general and administrative personnel, including accounting and finance, legal and human resources, as a result of becoming a public company;
•	our ability to collect revenues; and
•	other risks discussed in our other filings with the SEC.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see the information listed below, along with the information listed in the item captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Except as provided below, there have been no material changes to the risk factors as disclosed in the Form 10-K. You should carefully consider the risk factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial position and results of operations.

We need to raise additional capital to continue as a going concern.

We expect to continue to incur losses for the foreseeable future and will have to raise additional capital to fund our planned operations and to meet our long-term business objectives. As a result, there is substantial doubt about our ability to continue as a going concern unless we are able to successfully raise additional capital.  Until we can generate significant cash from operations, including assay revenues, we expect to continue to fund our operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all.  Failure to raise additional capital in sufficient amounts would significantly impact our ability to continue as a going concern.   The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.  For further discussion of our liquidity requirements as they relate to our ability to continue as a going concern and our long-term plans, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Upon receipt, the net proceeds from our initial public offering were invested in cash equivalents. As of September 30, 2015, we estimate that we had used all of the net proceeds from our initial public offering, with $12.1 million used to fund the commercialization of our OncoCEE-BR, OncoCEE-LU, and OncoCEE-GA assays, research and development and other operating activities, $3.0 million for repayments of indebtedness and purchases of fixed assets, and $2.3 million for payments of deferred salaries, interest, and taxes thereon as well as initial public offering costs.

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

BIOCEPT, INC. (Registrant)

Date: November 9, 2015	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2015	By:	/s/ Mark G. Foletta
Mark G. Foletta
Chief Financial Officer
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

10.1+

2013 Amended and Restated Equity Incentive Plan, Form of Stock Option Grant Notice, Option Agreement, and Restricted Stock Unit Agreement for use thereunder (incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 (File No. 333-206347), filed with the SEC on August 13, 2015).

10.2+

Separation Agreement, between the Registrant and William Kachioff, dated August 17, 2015 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K (File No. 001-36284), filed with the SEC on August 21, 2015).

10.3+

Employment Agreement, between the Registrant and Mark G. Foletta, dated August 18, 2015 (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K (File No. 001-36284), filed with the SEC on August 21, 2015).

10.4+	Employment Agreement Amendment, between the Registrant and Michael Nall, dated November 6, 2015.

Exhibit No.	Description of Exhibit
31.1	Certification of Michael Nall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mark Foletta, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Michael Nall, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mark Foletta, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.