Form 10-K
period 2015-12-31
BIOCEPT INC
filed 2016-03-10
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2015, was $44,043,557. Shares of common stock held beneficially by Claire K.T. Reiss and by each executive officer, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 3, 2016 was 19,683,402.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K. Except for the portions of the Proxy Statement specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

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

Overview

We are an early commercial-stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or “liquid biopsy.” Our current breast, lung and gastric cancer assays provide, and our planned future assays would provide, information to oncologists and other physicians that enable them to select appropriate personalized treatment for their patients based on better, timelier and more-detailed data on the characteristics of their patients’ tumors.

Our current assays and our planned future assays focus on all the key solid tumor indications utilizing our Target-SelectorTM offering for the biomarker analysis of CTCs and ctDNA from a standard blood sample. The Target-Selector offering is based on an internally developed and patented, microfluidics-based CTC capture and analysis platform, with enabling features that change how CTC testing can be used by clinicians by providing real-time biomarker detection and monitoring requiring only a standard blood sample. Our patent pending ctDNA technology enables mutation detection with enhanced sensitivity and specificity and is applicable to nucleic acid from CTCs or other sample types, such as blood plasma. We believe the Target-Selector technology can be used as a stand-alone test for molecular biomarker screening and monitoring.

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and accredited by the College of American Pathologists. We manufacture our microfluidic channels, related equipment and certain reagents to perform our current assays and our planned future assays at this facility. CLIA certification is required before any clinical laboratory, including ours, may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, or treatment of disease or the assessment of health. The assays we offer and intend to offer are classified as laboratory developed tests, or LDTs, under CLIA regulations.

We are continuing to commercialize our Target-Selector assays for a number of solid tumor indications such as: breast cancer, non-small cell lung cancer, or NSCLC, small cell lung cancer, or SCLC, gastric cancer, colorectal cancer, prostate cancer, and melanoma. These assays utilize our dual CTC and ctDNA technology platform and provide biomarker analysis from a standard blood sample.

In the case of our breast and gastric cancer offering, biomarker analysis involves fluorescence in situ hybridization, or FISH, for the detection and quantitation of the human epidermal growth factor receptor 2, or HER2, gene copy number as well as immunocytochemical analysis of estrogen receptor, or ER, protein, which is currently commercially available. We plan to include immunocytochemical analysis of progesterone receptor, or PR, proteins as part of the Target-Selector menu in 2016. A patient’s HER2 status provides the physician with information about the appropriateness of therapies such as Herceptin® or Tykerb®. ER and PR status provides the physician with information about the appropriateness of endocrine therapies such as tamoxifen and aromatase inhibitors.

The lung cancer biomarker analysis currently includes FISH testing for ALK and ROS1 gene rearrangements and mutation analysis of the T790M, Deletion 19, and L858R mutations of the epidermal growth factor receptor, or EGFR, gene as well as B-RAF and K-RAS using our Target-Selector platform.  The L858R mutation of the EGFR gene and Exon 19 deletions as activators of EGFR kinase activity are associated with the drugs Tarceva®, Gilotrif® and Iressa®. The codon 12 and 13 mutations of the K-RAS gene are found in patients whose tumors are unlikely to respond to the EGFR kinase inhibitors such as Erbitux® and Vectibix®.

For lung cancer, we also offer a resistance panel assay consisting of the biomarkers MET, HER2 (both of which we perform using our technology for CTCs) and T790M which is performed using ctDNA in plasma. These biomarkers are used by physicians to identify the mechanism causing disease progression for patients with NSCLC who are being treated with TKI therapy and therefore could qualify for inclusion in a clinical trial.

Fibroblast growth receptor 1, or FGFR1, amplification is offered using our CTC technology.  FGFR1 is present in several tumor types, including both NSCLC and SCLC and has been shown to be a prognostic indicator of progression. FGFR1 is also a key target for many drugs which are in clinical development.

Mutations of the B-RAF gene are associated with Zelboraf® and Tafinlar®, which are both approved for treating patients with melanoma and are in clinical trials for lung cancer.  We offer testing for B-RAF on blood using our ctDNA offering.

We plan to add other biomarker analyses on blood samples to our current assays and our planned future Target-Selector assays as their relevance is demonstrated in clinical trials and/or included in guidelines used by physicians to make treatment decisions.

Biomarkers are molecular or cellular features of a cancer cell that indicate an abnormality. This abnormality, typically a genetic mutation or aberration, detected at either the gene, protein or metabolite level, may in fact be responsible for the transformation of the cell from a normal cell to a cancer cell. We have focused our efforts on biomarkers associated with specific targeted cancer therapeutics, and on biomarkers that create resistance to those therapeutics. Examples include an amplified HER2 gene, which is associated with HER2-targeted therapeutics like Herceptin®, Perjeta®, Kadcyla® and Tykerb® for the treatment of breast cancer, or a mutated B-RAF gene, which is associated with the drugs Zelboraf® (Daiichi-Sankyo/Genentech/Roche) and Tafinlar® (GlaxoSmithKline) for the treatment of melanoma. This is important because the presence or level of these biomarkers indicates to a physician that the associated therapy is appropriate for the patient, or instead that the patient has, or has developed, resistance to that therapy.

Biomarkers have traditionally been detected in tumor tissue after biopsy or re-section, with the analysis performed by a pathologist. We are able to perform these same analyses on CTCs or ctDNA on a standard blood sample using our Target-Selector offering through our CLIA laboratory, meaning that the biomarkers detected in a patient’s tumor can now be monitored on a real-time basis without the need for a tissue biopsy. Because of the difficulty or inability to obtain periodic tissue biopsies, especially at the time of recurrence, this offers the physician a new source and level of information than was previously available.

We also have a research and development program focused on technology enhancements and novel platform development and are evaluating clinical applications for cancer diagnostic assays in different cancer types and clinical settings. We offer our current and planned unique cancer diagnostic assays through our CLIA laboratory to physicians for patient care applications as well as to pharmaceutical and biopharmaceutical companies and academic centers using CTC or ctDNA testing, with biomarker analysis including genetic analysis, in their clinical trials and research efforts. CTC assays, particularly those that offer analysis of CTCs for treatment-associated biomarkers, are becoming powerful tools in the practice of personalized medicine. They enable physicians to utilize a standard blood sample as a “liquid biopsy” to assess the status of their patient’s cancer at a cellular and molecular level on an ongoing basis, and to select therapies that have the highest likelihood of benefiting their patients.

For commercial accessions received from January 1, 2015 through December 31, 2015, the expected price to be collected at 2015 Medicare schedule rates ranged from approximately $179 to $2,265 per accession, and the weighted-average expected price to be collected is approximately $759 per accession, although such reimbursement experience has not yet been achieved. Relatively higher reimbursement rates are expected to be achieved for cases billed to private payors. Approximately 48% of commercial accessions billed from January 1, 2015 through December 31, 2015 were subject to Medicare reimbursement, and approximately 47% and 42% of commercial revenues and total revenues, respectively, during the twelve months ended December 31, 2015 were associated with Medicare. We were not reimbursed at these average rates in 2015 for a variety of reasons, including billing challenges related to changes in Medicare CPT codes for our FISH assays in early 2015 and because we were setting up our internal processes and managing an external “out-sourced” billing company.  Additionally, a significant amount of our non-Medicare business (private payors) for a good portion of 2015 was not contracted and reimbursement for this business was not at “in network” rates and was therefore inconsistent.  We did begin to contract private payor networks in 2015 and our number of accessions treated as “in network” increased and reimbursement is improving.  We are currently contracted with six Preferred Provider Organization networks and one large health plan and we expect to continue to gain contracts in order to be considered as an “in-network” provider with additional plans.

Our future average reimbursement per commercial accession is uncertain and will be impacted by several factors, including:

•	The mix of our accessions;
•	Changes in Medicare schedule rates which generally occur annually;
•	Our ability to successfully contract private payor business in order to be considered “in-network;”
•	The mix of business across payors;
•	Our ability to receive reimbursement from private payors, and the level of reimbursement we are able to negotiate relative to Medicare schedule rates;
•	Our ability to successfully implement our patient billing module and to collect copayments or other amounts from patients;
•	Our ability to successfully implement internal billing policies and manage our out-sourced billing company;
•	Our ability to improve the recognition of the medical value of our assays, through publication of clinical utility study results and/or possible further improvement of the assays;
•	Our ability to get reimbursed for capturing CTC’s;
•	Introduction of additional assays;
•	Increased demand generated by our future sales and marketing efforts, and similar commercial factors;

•	Our ability to successfully implement internal billing and collection processes; and
•	Coverage policies as determined by each health plan.

Factors that could cause pricing for commercial customers to decrease include any perceived lack of clinical utility for CTC or ctDNA testing, or increased competition from other reference labs or in vitro diagnostics, or IVD, manufacturers. Third-party governmental and private payors have reimbursement policies and fee schedules which determine the amounts, if any, we would receive for performing assays for their covered patients. Such governmental and private third-party payors frequently make determinations about how much (if anything) they are willing to pay for assays such as ours, or for components of such assays; these determinations are important to our business and can have adverse or positive effects on the price we receive for our testing. For example, private payors often look to Medicare policies and rates when setting their reimbursement rates.

We have a sales and marketing team to market and sell our commercialized assays and our planned future cancer diagnostic assays directly to oncologists and other physicians. At December 31, 2015, we had a group of 11 sales representatives, and, based on our success and assay volume, we plan to grow this number to 15-20 within two years.

We collaborate with physicians and researchers at Sarah Cannon Research Institute, Baylor College of Medicine, The University of Texas MD Anderson Cancer Center, the Dana-Farber Cancer Institute, the University of California, San Diego, University of California, Irvine,  Washington University, University of Colorado, Yale University and Columbia University and plan to expand our collaborative relationships to include other key thought leaders at other institutions for the cancer types we target with our Target Selector commercialized assays and our planned future assays. Such relationships help us develop and validate the effectiveness and utility of our commercialized assays and our planned future assays in specific clinical settings and provide us access to patient samples and data.

We completed a study, published in Cancer Medicine in February 2013, utilizing our assay, and a version of this assay adapted for use with bone marrow samples, with a group at The University of Texas MD Anderson Cancer Center comprised of breast cancer surgeons, pathologists and basic researchers. In this study, we demonstrated the ability to identify HER2 positive CTCs and disseminated tumor cells, or DTCs, seen in bone marrow in patients that had been previously classified as HER2 negative by analysis of their tumor tissue. A HER2 positive result in a patient with breast cancer provides an indication to the physician that there is likely to be a survival benefit from treatment with Herceptin®, which has been demonstrated in a number of large clinical studies.

We were involved in a clinical study led by investigators at the Dana-Farber Cancer Institute following up on the Cancer Medicine findings in CTCs. This study has completed enrolling patients. In the screening phase of this study, we tested in our CLIA-certified, CAP accredited, and state-licensed laboratory blood samples from HER2 negative patients based on standard tumor tissue analysis, to identify those patients that have HER2 positive CTCs. These patients were then assigned to chemotherapy plus Herceptin®, and followed for a period of time, with additional CTC assays, including biomarker analysis for HER2 using FISH, performed at subsequent time points. In December 2014 we announced findings that were presented at the San Antonio Breast Conference that 22% of 311 patients tested, who were previously HER2 negative according to a solid tumor biopsy, were found, upon disease progression, to be HER2 positive by CTC analysis, making them potential candidates for anti-HER2 therapy as the cancer evolves.  Moreover, our multi-antibody CTC capture method identified a substantial subset of patients who would not likely be detected with commonly used CTC capture technologies. This added 10% (included in the 22%) to the number of women who were candidates for this highly specific targeted therapy.

With our cooperation, researchers at Columbia published a study in the journal, Clinical and Translational Oncology in February 2015. The study demonstrated the high correlation (79%) of circulating tumor cells, primary tumor tissue biopsy and metastatic tumor tissue biopsy for determination of hormone receptor status (ER/PR) in breast cancer patients. The investigators also found that this high correlation was strongest when comparing metastatic tissue biopsy to CTCs (83%). The conclusion of the study was that determining ER/PR status in CTCs using our platform is feasible, with high concordance in ER/PR between tumor tissue (as determined with immunohistochemistry, or IHC) and CTCs (as determined with immunocytochemistry, or ICC). The authors suggest a larger trial to determine the prognostic significance of these findings.

In collaboration with the University of California, San Diego, in June 2015 we presented the clinical validation data of our ctDNA assay demonstrating a very high level of concordance to tissue results (88%), and with our >95% analytical sensitivity and 99% analytical  specificity we offer a validated, robust non-invasive solution for mutation identification and monitoring in patients with lung cancer. The recent United States Food and Drug Administration, or FDA, approval of Tagrisso®, a third generation tyrosine kinase inhibitor, presents an opportunity for patients to be monitored using a ctDNA assay.

We plan to grow our business by directly offering oncologists and other physicians our liquid biopsy CTC and ctDNA assays. Based on our product development data, as well as discussions with our collaborators, we believe that our planned assays should provide important information and clinical value to physicians. In particular, CTC and ctDNA tests should deliver important, actionable information not provided by other tests. For example, the market leading clinical CTC test is the FDA approved

CellSearch® test (Janssen Diagnostics), which provides CTC enumeration, but is not FDA approved to perform biomarker analysis. We believe our ability to rapidly translate research insights about the utility of cytogenetic, immunocytochemical and molecular biomarkers to provide information to oncologists and other physicians for treatment decisions in the clinical setting will improve patient treatment and management, and that these assays will become a key component in the standard of care for personalized cancer treatment.

According to the National Cancer Institute, there were approximately 230,000 new cases of breast cancer and approximately 220,000 new cases of lung cancer diagnosed in the United States in 2015, with over 3.4 million patients who have had a diagnosis of these cancers and are either living with these diseases and are undergoing treatment or are being monitored. For example, in breast cancer, many women have been deemed cancer-free, but continue to undergo periodic monitoring to assure there has been no disease recurrence. Our commercialized assays and our other planned assays only require a readily accessible standard blood sample and thus may be used to help manage these patients, including supporting the selection of appropriate treatment, at multiple time points during the course of their disease. Because our assays require only a standard blood sample, they can be particularly useful when there is no currently available biopsy or surgical material, as is often the case in lung cancer, even at the time of initial evaluation. For example, up to 25% of patients with lung cancer are not surgically treated for various reasons, including patient status (consensus statement from the American College of Chest Physicians and the Society of Thoracic Surgeons; Chest, Dec. 2012). This is also the case with breast and lung cancers once surgical resection of the tumor has taken place and treatment has been initiated. Patients with breast and lung cancer must often undergo surgical resection of their primary tumor as part of their treatment. Therefore, at the time of progression or recurrence there may be no ability to obtain a tissue biopsy. Additionally, many studies have shown that most tumors mutate during treatment and as the disease progresses, so information from the initial tumor tissue may not be relevant. Again, a significant benefit of our technology is that it allows physicians to assess the current status of the tumors on a real-time basis utilizing a standard blood sample or liquid biopsy.

We currently offer and conduct our commercialized diagnostic assays and offer our clinical trial services at our CLIA-certified, CAP-accredited and state- licensed laboratory. Our current assays and our planned near-term cancer diagnostic assays and clinical trial services include:

•

CTC and ctDNA Testing. Our current assays and our other planned cancer diagnostic assays are based on our Target-Selector technologies and are currently intended to be performed only in our clinical laboratory. After completing testing, we or our partners provide our customers with an easy to understand report that describes the results of the analyses performed, designed to help oncologists and other physicians make better decisions about the treatment of their patients.

•

Clinical Trial Services. We plan to utilize our clinical laboratory and translational research capabilities to provide clinical trial and research services to pharmaceutical and biopharmaceutical companies and clinical research organizations to improve the efficiency and economic viability of their clinical trials. Our clinical trials and translational research services could leverage our knowledge of CTCs and ctDNA and our ability to develop and implement new cytogenetic, immunocytochemical and molecular diagnostic assays. Our current assays can, and our other planned cancer diagnostic assays and biomarker assays are anticipated to be able to, help optimize clinical trial patient selection, and as a result potentially improve the likelihood of success of the clinical trial. With positive results in a clinical trial, our assays would more easily then move into standard clinical practice, helping physicians select the most appropriate therapy for their patients.

We intend to continue to commercialize cancer diagnostic assays in the United States as LDTs performed in our CLIA-certified, CAP-accredited, and state-licensed laboratory. We plan to evaluate potential opportunities for the commercialization of our products in other countries. We are currently exploring the possibility of introducing ctDNA technology outside the United States as part of CE-marked IVD test kits and/or testing systems utilizing our Target-Selector technologies. Additionally, we plan to evaluate opportunities for licensing of our products and proprietary technologies to partners in the United States and abroad.

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

Cancer Type	Est. Incidence (New Cases/Year-2014)	Est. Mortality (Deaths/Year-2014)	Est. Prevalence (Diagnosed and Alive as of 2010)**
Bladder	74,690	15,580	563,640
Breast*	232,670	40,000	2,843,629
Cervical	12,340	4,030	249,496
Colorectal*	136,830	50,310	1,154,481
Endometrial	52,630	8,590	600,346
Gastric*	22,220	10,990	72,269
Kidney	63,920	13,860	341,505
Lung*	224,210	159,260	399,431
Melanoma*	76,100	9,710	921,780
Ovarian	22,240	14,030	186,138
Pancreatic	46,420	39,590	41,609
Prostate*	233,000	29,480	2,617,682
Thyroid	62,980	1,890	534,973

*	Areas where we currently have assays or active development programs.
**	Includes active disease and disease-free.

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

Cancer is a Heterogeneous Disease

Cancer constitutes a heterogeneous class of diseases, characterized by uncontrolled cell growth that results from a combination of both environmental and hereditary risk factors. Many different tissue types can become malignant, such as breast, lung, liver, and skin, and even within a particular tumor there is heterogeneity, with certain cancer cells in a patient bearing specific cellular or genetic biomarkers which others lack. It has only been in recent years that technology has progressed far enough to enable researchers to understand many cancers at a cellular and molecular level, attribute specific cancers to associated genetic changes, and determine the extent to which these changes are seen in a patient’s tumor.

Cancer cells contain genetic alterations compared to normal human cells. Common genetic abnormalities correlated to cancer include gains or losses of genetic material on specific chromosomal regions, or loci, or changes in specific genes, or mutations, which ultimately result in detrimental cellular changes followed by cancerous or pre-cancerous conditions. For example, multiple gains or losses on various chromosomes, and the rearrangement of genetic material among chromosomes, or chromosomal translocations, have been observed in different cancer types, such as HER2 in breast cancer and ALK rearrangements in NSCLC. In addition, mutations within gene sequences, or single nucleotide variations, can give rise to aberrant proteins that do not perform their functions correctly, leading to uncontrolled cell growth. Such genetic alterations can be a result of multiple factors, including genetic predisposition, environmental or lifestyle factors or viral infections. Importantly, these genetic changes can be used as biomarkers to help guide appropriate treatment. Detecting these biomarkers, particularly those representing drug targets, or those indicative of responsiveness or resistance of a tumor’s cells to specific therapies, helps clinicians to select drugs, design treatment regimens and optimize patient care and management. Assays that provide such predictive information have the potential to dramatically improve treatment outcomes for patients suffering from cancer.

Limitations of Traditional Cancer Diagnostic and Profiling Approaches

Cancer is difficult to diagnose and manage due to its heterogeneity at morphologic, genetic and clinical levels. Traditional methods of diagnosis for solid tumors, routinely used as the initial step in cancer detection, involve a tissue biopsy followed by a pathologist examining a thin slice of potentially cancerous tissue under a microscope. A recently obtained tissue sample is used in combination with chemical staining techniques to enable analysis of the biopsy. After staining, the pathologist determines through visual inspection whether the biopsy contains normal or cancerous cells, with those that are deemed cancerous being graded on a level of aggressiveness. Often an analysis of biomarkers relevant to that tumor type is also performed on the tissue, ranging from IHC to FISH, to mutation analysis by various means such as microarrays and sequencing. After the diagnosis, a clinical workup is performed according to established guidelines for the specific cancer type. From there, the physician determines the stage of progression of the cancer based on a series of clinical measures, such as size, grade, metastasis risk, symptoms and patient history, and decides on a treatment plan that may include surgery, watchful waiting, radiation, chemotherapy, or stem cell transplantation.

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

CTCs, ctDNA and Cancer

CTCs are cancer cells that have detached from the tumor matrix and invaded the patient’s blood or other bodily fluids. These cells are representative of the tumor and its metastases, and can function as their surrogates. Testing CTCs can complement pathologic information drawn from a biopsy or resected tissue sample, helping to insure that the analysis is comprehensive and not biased by tumor heterogeneity and sampling issues. They can also provide critical data when a biopsy is not possible. Clinical studies have demonstrated that the presence and number of CTCs provides information on the likely course of certain types of disease for the cancer patient, or in other words they are considered “prognostic.” Since CTCs are representative of the tumor, they can also be used for biomarker analysis, such as helping to guide therapy selection. Such analyses are “predictive” in that they offer insight into the likely responsiveness or resistance to particular therapies. After surgery and during any subsequent therapy or monitoring period, blood samples can periodically be drawn in a standard manner and analyzed to evaluate a therapy’s continuing effectiveness, as well as to detect other biomarkers such as new genetic mutations that may arise as a result of selection pressure by a particular therapy or by chance. Physicians can use this information to determine which therapy is most likely to benefit their patients at particular times through the course of their disease. Treatment decisions based on patient-specific information are the foundation of personalized medicine, and assays that guide a physician in the selection of individualized therapy for a patient are termed “predictive assays.”

ctDNA is nucleic acid that is released into blood by dying tumor cells. Cell death occurs in all tissues, especially those that are rapidly dividing, and in cancer, where cell growth is not only rapid but also uncontrolled. Parts of tumors often outgrow their blood supply, resulting in cell death. Tumor cells dying as a result of therapy also release nucleic acid into blood. As a consequence, ctDNA is common in cancer patients and scientists believe that like CTCs, it may be more representative of a patient’s entire tumor than a few thin sections from a tissue biopsy, thus reducing the heterogeneity problem. ctDNA is found in the plasma component of blood and is readily accessible in a standard blood sample. Analyzing ctDNA for mutations that are used as biomarkers for therapy selection shows great promise. One of the strengths of this approach, in addition to not requiring a tissue biopsy, is that it is not dependent on capturing rare tumor cells from blood to provide a sample for testing. The difficulty with this approach is that the cellular context is lost since the ctDNA is mixed with a much larger amount of circulating DNA from normal cells that are continuously dying and being replaced in the body, thus making analysis challenging. This requires a mutation detection methodology with enhanced sensitivity and specificity, to distinguish mutations in particular gene regions in cancer cells from the normal gene sequence present in those same genes in normal cells which co-exist in blood as normal cells die and are replaced in the body. Our Target-Selector technology provides this necessary sensitivity and specificity and creates an opportunity for ctDNA analysis to complement CTC analysis, or potentially to serve as the platform for stand-alone assays.

Given the incidence of cancer in the United States, with an estimated 925,000 new cases in 2014 for the major solid tumors targeted by our planned assay products, the markets for our current and planned cancer diagnostic assays are very large. Furthermore, these market opportunities are even greater due to the benefits of CTC and ctDNA testing, including not only the ability to offer physicians a simple way to augment an initial tumor biopsy analysis but also to provide a means for relatively frequent monitoring of the tumor’s molecular status, utilizing a standard blood sample as a “liquid biopsy.” The latter application enables the physician to determine if or how a tumor is changing over time or is responding to therapy and what the next treatment should be. For example, in the United States, the incidence of new cases of breast cancer alone is estimated to be over 230,000 in 2014, and the prevalence of this disease is over 2.8 million (the number of women with a history of breast cancer in the United States, including women being treated and women who have finished treatment), with an estimated 330,000 lumpectomies performed annually in the United States. Of these lumpectomies, 20% need to be repeated because on pathological examination it is shown the procedure did not result in “clean margins,” thus suggesting not all the tumor was removed, according to a Johns Hopkins report. If a CTC assay were performed at the time of initial diagnosis, at the time of surgery, or in lieu of, or as an adjunct to, a PET/CT scan (as a CTC assay has the potential to identify a single tumor cell in a blood sample, while a scan requires a tumor mass of millions of cells to be detectable), to monitor disease progression or test for recurrence, thousands of assays, in breast cancer alone, could be performed per year with still relatively low market penetration.

Use of CTC- and ctDNA-Derived Biomarker Data in Cancer Treatment

CTCs and ctDNA are derived from, and are understood to be representative of, a solid tumor and its metastases and can be analyzed as adjuncts to or in place of the tumor, especially when a recent tumor biopsy is not available. This is also referred to as a liquid biopsy.  In theory, almost any analysis that can be performed on tumor tissue can also be performed on CTCs, while ctDNA, because it is only nucleic acid, is more limited. We have focused our analysis of CTCs and ctDNA on known biomarkers associated with specific therapies to support treatment decisions and therapy selection made by physicians. The biomarkers we analyze consist of proteins or protein modifications that can be identified by immunocytochemical means, cytogenetic or chromosomal aberrations, which are detected by FISH. Gene mutations which are detected in CTCs or ctDNA by molecular diagnostic assays, including Target-Selector techniques and gene sequencing. Specific examples include (i) for ICC, the detection of the estrogen receptor protein in breast cancer, indicative of the likely responsiveness to hormonal therapies like tamoxifen, often sold under the trade name Nolvadex®, (ii) for FISH, the presence of an amplified HER2 gene in breast cancer, indicative of the likely responsiveness to HER2-targeted agents like trastuzumab, often sold under the trade name Herceptin®, and (iii) for mutation detection, the presence of an EGFR activating mutation in NSCLC like L858R, indicative of the likely responsiveness to EGFR-targeted agents like Tarceva®. All of these biomarkers are currently tested on tumor tissue and can be tested on CTCs, and in the latter case on ctDNA. The resulting information could then be used to guide patient care, and specifically treatment selection.

To date, these types of molecular and genetic detection methods have been successfully utilized to provide predictive information for several cancers including breast, colon, NSCLC, melanoma and others in the form of companion diagnostics, typically performed on tumor tissue. CTC and ctDNA assays, which analyze the same biomarkers in a more convenient standard blood sample test that also permits periodic monitoring, could be used in the same way.

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

Our approach is to develop and commercialize CTC and ctDNA assays and services to enable us to offer to oncologists standard blood sample based, real-time, testing solutions for a range of solid tumor types to improve patient treatment with better prognostic and predictive tools. To achieve this, we intend to:

•

Develop and commercialize a portfolio of proprietary CTC and ctDNA assays and services, to enable physicians to develop personalized treatment plans. We intend to continue the development of additional prognostic and predictive assays and services to provide information that is essential to personalized cancer treatment. By including predictive information on biomarkers associated with specific therapies in our analysis in addition to CTC enumeration, our assays are designed to provide a more complete profile of a patient’s disease than existing CTC tests. The biomarker information will assist physicians in selecting appropriate therapies for individual patients. Our ctDNA assays are expected to offer enhanced sensitivity and specificity based on the Target-Selector technology, enabling earlier detection of therapy-associated mutation targets or resistance markers, again supporting treatment decisions. We have launched our Target-Selector offering in a number of key indications such as breast cancer, lung cancer, gastric cancer, colorectal cancer, prostate cancer, and melanoma, which are performed in our CLIA-accredited testing facility. We plan to perform the necessary validation studies to allow us to commercialize these assays through our clinical laboratory.

•

Scale our internal sales and marketing capabilities. We are actively seeking additional partners to increase our market reach. Our specialized sales force with experience in cancer diagnostic testing focuses on key identified territories in order to provide geographic coverage throughout the United States. At December 31, 2015, we had 11 sales representatives, and depending on our assay volume, we expect to increase this group to 15-20 within two years and potentially 40-50 within five years. This team will educate physicians directly on the benefits of our assays and the clinical data supporting them, as well as provide support to and serve as technical specialists for our partners.

•

Develop and expand our collaborations with leading university hospitals and research centers. We collaborate with key thought leaders, physicians and clinical researchers, including those at Washington Universiry, University of California, Irvine, Sarah Cannon Research Institute, University of Colorado,The University of Texas MD Anderson Cancer Center, the Dana-Farber Cancer Institute, the University of California, San Diego, Yale University and Columbia University. Our collaborations enable us to test new technologies, validate the effectiveness and utility of our planned assays in a clinical setting and provide us access to clinically well-characterized and highly annotated patient data. These samples and data accelerate our validation process and facilitate the testing and refinement of our planned new assays.

•

Enhance our efforts in reaching and educating oncologists and other physicians about CTC and ctDNA assays. According to the State of Cancer Care in America 2014 Report, published in the Journal of Clinical Oncology in March of 2014, there were approximately 13,000 medical oncologists in the United States or 15,500 if gynecologic and pediatric oncologists are included.  With the support of our key thought leader collaborators, we intend to focus on oncologists and other physicians who treat cancer patients by targeting our sales and marketing efforts on this important customer segment. We believe this will expand and optimize the oncology testing services and personalization of cancer treatment provided by oncologists and other physicians so that they can better serve their cancer patients.

•

Increase our efforts to provide biopharmaceutical companies and clinical research organizations with our current and planned CTC and ctDNA assays and services. Oncology drugs have the potential to be among the most personalized of therapeutics, yet oncology drugs have one of the worst approval rates, at 11% for leading indications and 2% for secondary indications of cancer drug compounds from first administration in humans to approval (2004-2011, Biotechnology Industry Organization). In an effort to improve the outcome of clinical trials for oncology drugs, and more rapidly advance targeted therapeutics, pharmaceutical and biopharmaceutical companies are increasingly looking to companies that have cancer diagnostic assays that specifically address their needs, including the ability to characterize and monitor a patient’s tumor over time using CTC and ctDNA assays to analyze biomarkers of interest. There are over 5,000 active trials in the United States in breast, lung, colorectal, prostate and gastric cancers and melanoma according to clinicaltrials.gov. We expect to increase our sales and marketing focus in this business as well as seek additional collaborations and partnerships with pharmaceutical and biopharmaceutical companies.

•

Conduct additional clinical studies of breast cancer, NSCLC and other CTC and ctDNA assays we plan to introduce. Clinical utility and validation studies for our planned ctDNA assays may rely on archived plasma or blood samples from clinical trials in which patient outcomes are already available, in a retrospective-prospective design that significantly shortens the length of such studies.

•

Continue to enhance our current and planned CTC and ctDNA assays and reduce the costs associated with providing them through internal research and development and partnering with leading technology developers and reagent suppliers. We intend to work closely with select key technology developers and suppliers to further automate the optical interpretation of our current assays and our planned additional CTC assays, including enumeration, immunocytochemical biomarker staining and FISH. We also intend to reduce the costs associated with key material components of these assays, including FISH probes. We have and currently utilize a technology provides an automation system that significantly reduces the hands-on time of our cytogenetic technologists for microfluidic channel analysis while increasing the uniformity of the data we generate. This system is also expected to provide the ability to evaluate multiple fluorescent signals of different wavelengths simultaneously for multiplexed analysis, again enhancing efficiency.

Our Competitive Advantages

We believe that the competitive advantages of our molecular assays, including our assays which are still under development, would include the following.

Our current Target Selector molecular assays enable, and we anticipate our planned CTC and ctDNA assays will each enable, detailed analysis of a patient’s cancer utilizing a standard blood sample, facilitating testing at any time, including when a biopsy is not available or inconclusive, offering real-time monitoring of the cancer and the response of the cancer to therapy, and allowing oncologists and other physicians to select timely modifications to treatment regimens. Because CTCs and ctDNA are derived from the primary tumor or its metastases, they function as surrogates for the tumor, with the advantage of being readily accessible in a standard blood sample. This is especially important in situations where a biopsy is not available or advised. The simplicity of obtaining a standard blood sample permits repeat testing in a monitoring mode to detect recurrence or progression and to offer information on treatment modifications based on a current assessment of the cancer’s properties. A key advantage to using Biocept is our ability to interrogate both CTC and ctDNA biomarker targets.

Our current Target Selector assays each provide, and we anticipate our planned assays will each provide, more information than competitors’ existing tests, including predictive information on biomarkers associated with specific therapies. We anticipate that such additional biomarker information will enable a physician to develop a personalized treatment plan. By including biomarker information in our analysis, in addition to CTC enumeration, our current assays and our planned assays are designed to provide a more complete profile of a patient’s disease than existing CTC or ctDNA. We intend for our assays to contain actionable information to assist physicians in selecting appropriate therapies for individual patients. Our ctDNA assays are expected to offer enhanced sensitivity and specificity based on our technology, enabling earlier detection of therapy-associated mutation targets or resistance markers, again supporting treatment decisions.

Our current Target Selector and our planned future assays are designed to capture and detect a broader range of CTCs than existing tests and to be applicable to, or quickly modifiable for, a wide range of cancer types. Our antibody capture cocktail includes antibodies targeting not only EpCAM, the traditional epithelial CTC capture antigen utilized in the CellSearch® system and in other platforms, but also other epithelial antigens as well as mesenchymal and cancer stem cell antigens, indicative of cells having undergone the epithelial-to-mesenchymal transition. These cells may be more relevant for metastasis. Our detection methods include cytokeratin staining with a broader range of cytokeratin isotypes than existing CTC tests, and we have introduced additional staining which would enable detection of cells specifically captured with our antibody cocktail, including EMT cells lacking cytokeratin. We believe that through our enhanced staining, more CTCs and different types of CTCs will be able to be identified and potentially at earlier stages of disease, resulting in fewer non-informative cases and more information for physicians.

Our current and planned CTC and ctDNA Target Selector assays will be, flexible and readily configurable to accommodate new biomarkers with clinical relevance as they are identified. In theory, our platforms permit essentially any analysis that is currently performed on tumor tissue to be performed on CTCs, including immunocytochemical staining, FISH and molecular analysis. As new therapies are approved, and to the extent that they are targeted therapies for which knowledge of a particular gene amplification event, mutation or presence, absence or modification, such as phosphorylation, of a protein are indicative of likely response or resistance to that therapy, we will be able to include them in our assays with minimal changes. This is attractive to pharmaceutical and biotechnology companies that are developing such therapies, or seeking ways to make their clinical trials more efficient, as this flexibility would enable them to focus on patients more likely to respond to a particular therapy and demonstrate a benefit from that therapy.

Collaborative relationships with physicians at The University of Texas MD Anderson Cancer Center, University of California, San Diego, University of California, Irvine, University of Colorado, Yale University, Sara Cannon Research Institute, Dana Farber Cancer Institute and Columbia University. We have worked closely with a number of physicians at institutions on various collaborative projects in different cancer types including breast, NSCLC, prostate, colorectal, ovarian, bladder, renal and endometrial. These projects provide us access to leading researchers, clinicians and key thought leaders, access to valuable patient samples and insight into clinical applications for our assays. Some of these projects have resulted in publications in leading journals, such as Cancer Discovery and Cancer Medicine, which enhances our standing in the oncology community and supports our marketing efforts.

Our planned TargetSelector mutation assays would not be platform dependent. These assays are being designed to be able to be performed on almost any molecular instrument, which will provide flexibility in laboratory operations. To the extent we elect to develop these assays as IVDs, including pursuing CE marks for them to be marketed outside the United States, the ability to rapidly deploy them on different approved instrument platforms already in many laboratories should greatly simplify their distribution and commercialization.

Our Assays and Services

We have launched our Target-Selector offering for breast cancer, lung cancer, gastric cancer, colorectal cancer, prostate cancer, and melanoma, and plan to continue to launch a series of assays for different predictive biomarkers. Our current assays and our planned assays under the Target-Selector offering would be, LDTs. FDA clearance or approval is not currently required to offer these types of assays in our laboratory once they have been clinically and analytically validated. We seek licenses and approvals for our laboratory facility and for LDTs from the appropriate regulatory authorities, such as the Centers for Medicare & Medicaid Services, which oversees CLIA, and various state regulatory bodies. Certain states, such as New York, require us to obtain state licensure in order for us to perform testing on specimens taken from patients or received from ordering physicians from those states. In addition, our clinical reference laboratory is required to be licensed on a product-specific basis by New York as an out of state laboratory and our products, as LDTs, must be approved by the New York State Department of Health before they are offered in New York. As part of this process, the State of New York requires validation of our assays. We are currently in the process of addressing the requirements for licensure in New York, and we have obtained all required licenses and approvals from all other states requiring licensure of out-of-state laboratories. (We were required to re-license in these other states as a result of our July 2013 reincorporation to Delaware.)

Our Marketed Assays

Breast Cancer. Our breast cancer assay was the first test developed and we are currently offering it to physicians through our CLIA laboratory. It is based on a standard blood sample and can be used at the time of diagnosis and for monitoring, including at the time of progression or recurrence. This allows the physician to characterize the tumor to help define treatment options, either augmenting tissue analysis or replacing it when a tumor biopsy is not available. The assay currently includes the determination of HER2 status by FISH and ICC analysis of ER and Androgen Receptor, or AR.  HER2 status is used by physicians to determine suitability of a patient for treatment with HER2-targeted therapeutics. ER status provides information on suitability of breast cancer patients for endocrine or hormonal therapies. AR status is of emerging predictive value in triple-negative breast cancer. We plan to add ICC analysis for progesterone receptor, which will also provide information on suitability of breast cancer patients for endocrine or hormonal therapies.

Lung Cancer. Up to 25% of lung cancer patients, especially those diagnosed at Stage IIIB or Stage IV, do not have sufficient tissue for molecular profiling for various reasons, including tumor accessibility and status of the patient. In these cases, CTC and ctDNA assays are alternatives for obtaining more detailed information about the molecular status of the tumor that helps the physician select appropriate therapy. The Target-Selector assay’s biomarker specific analysis currently includes FISH testing for ALK and  ROS gene rearrangements and molecular analysis of the mutations of the EGFR (in exons 19, 20 and 21), KRAS and BRAF genes. The T790M mutation in exon 20 is a resistance mutation seen in ~50% of patients undergoing treatment with tyrosine kinase inhibitors. In addition, we offer lung cancer resistance testing to analyze for the presence of the T790M mutation as well as FISH analysis for C-MET and HER2 gene amplification.  We plan to add FISH testing for RET gene rearrangements.

The L858R mutation of the EGFR gene and Exon 19 deletions are activators of EGFR kinase activity. The codon 12 and 13 mutations of the K-RAS gene are associated with non-responsiveness to the EGFR kinase inhibitors, and the codon 600 mutations of the B-RAF gene have a prevalence of  ~ 3% in lung cancer.

Gastric Cancer. Our Target-Selector assay for gastric cancer is based on the identification of HER2 as a biomarker for this disease. We employ our CTC HER2 FISH assay, which we previously developed for breast cancer, for the analysis of gastric cancer CTCs. Current clinical practice relies on a biopsy for tumor tissue analysis to detect elevated HER2, in the same manner as is done for breast cancer. Our assays circumvent this need for tissue, as well as providing straightforward monitoring of HER2 status from a standard blood sample, on a real-time basis during treatment.

Melanoma. Our Target-Selector melanoma assay is performed on a standard blood sample, and provides information on the presence or absence and specific nature of the V600 mutation in the B-RAF gene, which indicates whether the B-RAF inhibitors are candidate therapies for the patient.

Colon Cancer. Our Target-Selector assay for colorectal cancer offers mutation testing analogous to that performed in lung cancer, namely detection of key mutations in the K-RAS and B-RAF genes. Testing on the K-RAS gene will focus on codons 12 and 13 mutations, while testing on the B-RAF gene will focus on V600 mutations.

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

Prostate Cancer. Our Target-Selector assay for prostate cancer is based on the analysis of CTCs found in a standard blood sample. We currently offer testing for AR. We plan to validate testing for PTEN gene deletions by FISH.

The androgen receptor normally binds the hormones testosterone and dihydrotestosterone, and is the target for several drug molecules, including those acting directly as antagonists for the receptor and those acting indirectly through inhibition of androgen synthesis.

PTEN, an enzyme that functions as a tumor suppressor, if mutated, deleted or otherwise functionally disrupted, removes a brake from cell replication and allows uncontrolled growth, which is seen in many cancers. If PTEN is mutated, deleted or disrupted, chemotherapy or polytherapy is usually recommended.

Laboratory Testing

From our CLIA-certified laboratory in San Diego, California, we plan to provide test results from our current and planned CTC and ctDNA assays to oncologists and other physicians in community hospitals, cancer centers, group practices and offices. At the federal level, clinical laboratories, such as ours, must be certified under CLIA in order for us to perform testing on human specimens. Our laboratory is also accredited by CAP, which is one of six accreditation organizations approved by the Centers for Medicare and Medicaid Services, or CMS, under CLIA. Our clinical laboratory is located in California and we hold the requisite license from the California Department of Public Health to operate our laboratory. In addition, we hold licenses issued by the states of Florida, Maryland, Pennsylvania and Rhode Island to test specimens from patients in those states or received from ordering physicians from those states. In addition, our clinical reference laboratory is required to be licensed on a product-specific basis by New York as an out of state laboratory and our products, as LDTs, must be approved by the New York State Department of Health before they are offered in New York. As part of this process, the State of New York requires validation of our assays. We are currently in the process of addressing the requirements for licensure in New York, and we have obtained all required licenses and approvals in all other states requiring licensure of out-of-state laboratories. (We were required to re-license in these other states as a result of our July 2013 reincorporation to Delaware.)

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

In addition to testing for physicians and their patients, we plan to offer clinical trials testing services to help increase the efficiency and economic viability of clinical trials for pharmaceutical and biopharmaceutical companies and clinical research organizations. Our clinical trial services will be aimed at developing customizable assays and techniques utilizing CTC and ctDNA technologies to provide sensitive, real-time characterization of individual patient’s tumors using a standard blood sample. These assays may be useful as, and ultimately developed into, companion diagnostics associated with a specific therapeutic. Additionally, through our services we may gain further insights into biomarkers for disease progression and drug resistance, as well as those associated with current drug development efforts, which we can incorporate into assays.

Assay Development Process

Our Target-Selector assays were, and our planned additional CTC and ctDNA assays are being, developed and validated in conjunction with leading academic and clinical research centers to ensure that the needs of the clinical community are being met with the latest research on key biomarkers that affect patient care. We utilize a research and validation process to help ensure that we are providing diagnostic, prognostic and predictive information that is clinically relevant and accurate. The time-frame for this process from design through development and market launch is dependent upon, among other things, the biomarkers in question having been discovered and validated before we incorporate them in an assay, the specific clinical claims we plan to pursue, and the availability of high quality samples for validation. Our development protocol calls for us to monitor and review the process in four stages as detailed below:

•

Stage 1, Research. We review known, validated biomarkers, preferably associated with a specific therapeutic or other high value treatment decision, and discuss with clinical collaborators and key thought leaders to characterize the opportunity, the specific clinical setting and the product profile of the candidate assay.

•

Stage 2, Assay Development. We design the assay, which typically has two parts: efficient capture of CTCs and/or ctDNA from the targeted cancer type and development of the biomarker assays that will be included. For example, the first part may involve modification of the antibody capture cocktail and the second could include development of specific Target-Selector mutation assays or testing of FISH probes. The assay will be used on normal control specimens and clinical samples to assure performance and the process includes defining the performance characteristics of the assay as well as developing standard protocols for our CLIA-certified, CAP accredited, and state-licensed laboratory, where the assay will ultimately be performed. This assessment includes such features as reproducibility, accuracy, sensitivity, and specificity.

•

Stage 3, Clinical Validation. When the assay is performing as desired it is validated on clinical samples, typically in comparison to the existing gold standard for that biomarker, which is usually tumor tissue analysis. Depending on the tumor type and specimen requirement, samples are collected from patients through collaborators, or in the case of ctDNA assays, from sample banks, where clinical information on the patients, including outcomes, is already available.

•

Stage 4, Availability for Commercialization. As clinical validation is completed and before launch, we take several steps to prepare an assay for marketing as a LDT. We create standard operating procedures and quality assurance and quality control measures to ensure repeatability and high standards of quality. We train both our commercial and laboratory staff on the interpretation and use of the data. Licenses and approvals for our laboratory to perform or use LDTs have been obtained from the appropriate regulatory authorities, such as CMS, which oversees CLIA, and different state regulatory bodies.

Our CTC/FISH-based Target-Selector assays, which have already launched, are considered to have completed this assay development process. All other planned assays which are mentioned in this annual report are all considered to currently be in Stage 2 or Stage 3 of this assay development process.

We will be required to seek FDA clearance or approval to expand the commercial use of assays to other laboratories and testing sites in the United States. We will also need to complete additional activities to submit each of these assays for regulatory clearance or approval before commercialization in each of the international markets where we would plan to introduce them.

If the FDA finalizes its current draft guidance on a risk-based framework for regulation of LDTs, our process would also need to allow for obtaining FDA review, clearance or approval, as applicable, which would add delay, expense and risk to our current assay development process.

Research and Development

We incurred research and development expenses of $4.5 million, which represents 3,371% of our net revenue, for the year ended December 31, 2014 and $2.9 million, which represents 469% of our net revenue, for the year ended December 31, 2015. Research and development expenses represented 32% and 17% of our total costs and expenses for the years ended December 31, 2014 and 2015, respectively. Major components of the research and development expenses were direct personnel costs, laboratory equipment and consumables and overhead expenses.

Technology Development

In addition to developing new CTC and ctDNA assays for different cancers to be offered through our CLIA testing laboratory, and adapting additional predictive biomarkers to these assays as their importance is demonstrated by the scientific and clinical research communities, we continue to focus on improving the base technologies underlying our assays and processes. We are exploring various ways to improve CTC capture efficiency and detection, as well as approaches to sub-categorize CTCs into different populations that may have clinical relevance. For example, by determining which antigens individual CTCs expressed that enabled their capture, we could differentiate, and enumerate, various CTC phenotypes, for example, epithelial versus mesenchymal. We are also working to simplify the assay process, and in general to provide a broader range of useful data on a patient’s cancer to assist the physician in determining an appropriate treatment. Some of these projects and initiatives include:

•	Improve Ability to Capture CTCs

Continued modification and optimization of our microfluidic channel as a way to further enhance CTC capture efficiency. Capture efficiency directly impacts sensitivity, informative rate, and the ability to perform accurate and reliable biomarker analyses on the CTCs, all of which increase the value of our offering. We are utilizing some of our early research experience to improve CTC capture rates and reduce background contamination from normal white blood cells.

•	Automation of Our Assay Process

Development of automation throughout the assay process, but particularly at the visual evaluation steps, which include enumeration, any ICC for biomarkers beyond those used to identify CTCs, for example protein biomarkers, and FISH analysis, is a way to drive efficiencies, reduce costs, speed up turnaround time, and generate more reliable, uniform, and in some cases more sensitive data. We have identified an automation solution for the visual analysis, which is being validated in our CLIA laboratory. We have also adapted a semi-automated system for the separation, processing and washing steps before running a sample on the microfluidic channel, which is now being used in the research laboratory and similarly needs to be transferred and validated in the CLIA laboratory. These measures will reduce costs and time as well as allow for higher-throughput as sample volumes increase.

•	Development of Second Generation Platform for CTC Testing

Evaluating and developing techniques for CTC capture that take advantage of our antibody enrichment cocktail and our staining technology to modify our current CTC process to a simpler, essentially IVD, format. In addition to reducing internal costs, such an advance would offer the opportunity for us to offer a product format that enable us to access the worldwide CTC testing market. The distribution of such kits could create a new business opportunity for us.

•	Utilization of ctDNA Technology for Highly Multiplexed Mutation Testing

The ctDNA technology should enable us to multiplex mutation testing such that larger panels of genes can be analyzed in a single step and interfaced with genetic sequencing. This should position us for the analysis at the molecular level of whole signaling pathways or enzyme cascades. We plan to take advantage of the sensitivity and specificity of the ctDNA technology and leverage interest in the clinical research community for detecting any actionable biomarker in a particular tumor, as opposed to only those that are known to occur at relatively higher frequencies in that type of tumor. Such multiplexed mutation assays, relying on our ctDNA technology, could provide a more global evaluation of a tumor through analysis of either CTCs or ctDNA. This would offer a broader range of potential treatment options as well as enable the monitoring of the effectiveness of those treatments over time.

•	Development of Single Cell CTC Isolation Techniques for Molecular Analysis

Tumor heterogeneity is a well-recognized problem for tissue analysis and is in part addressed by focusing on CTCs, which may provide a more universal sampling of a tumor. One result of this can be a diverse population of CTCs in a sample, with different phenotypes and genotypes represented. We are working with a collaborator on techniques for subsequent sorting of our highly enriched CTC samples released from our microfluidic channels into pools of CTCs with similar phenotypes, and ultimately to single CTCs, for molecular analysis.

Translational/Clinical Research

In the course of our research and validation studies, we have processed thousands of cancer patient samples and normal control samples for analysis. Our initial focus has been on breast cancer, where validation studies for our CTC assay, including enumeration of CTCs on the Biocept platform compared to the CellSearch® system, and HER2 FISH performed on CTCs and compared with HER2 analysis performed on tumor tissue from the same patients, involved over 120 patient samples. The results of our validation studies, and the demonstration of a reliable and reproducible method for CTC capture and analysis using our platform were published in a paper entitled “Novel Platform for the Detection of Cytokeratin Positive (CK+) and Cytokeratin Negative (CK+) CTCs” appearing in the December 2011 issue of Cancer Discovery and a paper entitled “Efficient capture of circulating tumor cells with a novel immunocytochemical microfluidic device” appearing in the September 2011 issue of BioMicrofluidics.

Additional studies were conducted in breast and other tumor types, including lung, prostate and colorectal cancers, utilizing patient samples for comparison to the CellSearch® system. In head-to-head studies, our system detected cytokeratin positive CTCs in comparable numbers of breast cancer patients, and in considerably more patients in the other cancer types (Cancer Discovery, December 2011). Moreover, the results clearly demonstrated that our use of our antibody enrichment cocktail enabled recovery of more CTCs as compared to using only anti-EpCAM antibodies. This data served as a clinical validation study for CTC enumeration. When our staining is applied to detect cytokeratin-negative CTCs, we expect to see far more CTCs based on preliminary studies reported in a paper entitled “Detection of EpCAM-Negative and Cytokeratin-Negative CTCs in Peripheral Blood” appearing in the 2011 issue of the Journal of Oncology.

Our system has the added advantage of post-capture immunocytochemical, cytogenetic and molecular genomic analyses of the CTCs. Our system captured cells can be analyzed directly within the microfluidic channel, thereby removing the need to re-deposit cells on a slide, which could result in cell loss or damage. Furthermore, given the transparency of the microfluidic channel, it can be immediately analyzed on a microscope. Together these two important features allow for a very efficient process that is well suited for a LDT performed in a CLIA laboratory. The post-capture analyses, which focus on the evaluation of biomarkers, are particularly important and valuable to physicians and patients, as they focus on actionable information related to therapy selection. We have performed a number of clinical research studies in collaboration with The University of Texas MD Anderson Cancer Center investigators involving various tumor types, including breast, ovarian, endometrial, lung, colorectal, bladder and prostate cancers.

In a collaboration with physicians and researchers at The University of Texas MD Anderson Cancer Center, we evaluated matched samples of tumor tissue, blood for CTCs and bone marrow for DTCs in recently diagnosed breast cancer patients for evidence of HER2 amplification, which would indicate eligibility for HER2-targeted therapies like Herceptin®, a potentially life-saving treatment. These results were also presented at both the 2011 and 2012 annual meetings of the American Society of Clinical Oncology. In a study published in Cancer Medicine (2013, 2(2) 226-233) and involving 96 patients, HER2 positive CTCs and/or DTCs were identified in 18.8% of cases in which the primary tumor was HER2 negative. In the same cohort of patients, only 12.5% were HER2 positive in their primary tumor. In other words, beyond the 12 (of the 96) which traditional tumor tissue analysis had indicated could benefit from Herceptin-based therapy, the Target-Selector assay detected 18 (of the 96) patients who (despite the fact they were identified as being HER2 negative by primary-tumor testing) could benefit from Herceptin-based therapy. Patients classified as HER2 negative based on tumor tissue and found to have HER2 positive CTCs and/or DTCs will continue to be followed by our collaborators at The University of Texas MD Anderson Cancer Center to assess their overall and progression-free survival. Tumor heterogeneity is one likely cause of the discordance for HER2 status between tumor tissue and our assay performed on blood and bone marrow samples. Tumor heterogeneity indicates an important clinical application for the Target-Selector assay, confirmation and crosschecking of the tissue analysis performed by the pathologist at the time of biopsy or surgery, especially if HER2 negative, with a CTC analysis derived from a standard blood sample.

Clinical utility studies, which demonstrate the specific clinical setting in which a particular CTC or ctDNA assay is used, and how to use the information generated for medical, specifically treatment-related, decision making is a key part of our strategy and research and development plan. Data resulting from such studies is critical not only in the sales and marketing process, but also for reimbursement, as many payors now ask for peer-reviewed publications describing such studies and results before agreeing to coverage of a specific assay. We are involved in and plan to become involved in numerous studies to further demonstrate the clinical utility of our assays.

Sales and Marketing

At December 31, 2015, our sales organization consisted of 11 sales representatives placed in strategic locations around the country that have high concentrations of cancer patients, and we may, depending on assay volume, potentially grow this number to 15-20 sales representatives within two years and to 40-50 within five years. We have defined the initial sales territories and have hired sales professionals with an average of over 16 years of successful experience in clinical oncology sales or oncology diagnostic testing sales from leading biopharmaceutical, pharmaceutical or specialty reference laboratory companies. We plan on growing this specialized, oncology-focused sales force and supporting it with clinical specialists who bring significant technical knowledge in the use of CTC and ctDNA assays. We have also invested in sales headcount focusing on biopharma clinical trial opportunities.

Finally, we have invested in a managed care sales and marketing expert in order to pursue favorable payment and coverage for our testing. The key value proposition for these customers will be focused on cost savings by offering our assays as alternatives to expensive surgeries when tumor biopsy tissue is not available.

Our sales and marketing efforts are and will be based on a five-part marketing strategy:

•

Work with oncologists, other physicians and group practices at community hospitals and cancer centers to educate them on the advantages and opportunities that CTC and ctDNA assays provide for better information, allowing them to select the most appropriate therapy for their patients, and how and when these assays are most effectively used;

•	Build relationships with key thought leaders in oncology, specifically in the cancers for which we are offering or plan to offer assays, to educate and support community oncologists;
•	Collaborate with leading research universities and institutions that enable the validation of our new assays, as well as the generation of clinical utility data;
•	Partner with pharmaceutical companies for clinical trial work focusing on CTC and ctDNA testing and analysis; and
•	Add value for the payor community by avoiding costly surgeries by providing the option of a simple blood test.

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

Outside the United States

Outside the United States, where a central laboratory business model is less developed, we will evaluate opportunities with our existing and other partners for the conversion and/or development of our current and planned CTC and ctDNA assays to test systems or IVDs, and related strategies to develop and serve such regional oncology markets. We also plan to sell our clinical trial services to biopharmaceutical companies and research organizations outside the United States.

We plan to cooperate with partners on accessing markets internationally. We plan for this to be accomplished either through partnerships with local groups and distributors or the development of IVDs and/or test systems, including instrumentation.

Competition

As a cancer diagnostics company focused on current and planned assays for CTCs and ctDNA from standard blood samples, we rely extensively on our ability to combine novel technology and biomarker information with high-quality, state-of-the art clinical laboratory testing. We believe that we compete principally on the basis of:

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

•

our current and planned CTC assays’ ability to capture and detect a broader range of CTC phenotypes than existing tests, and potentially at earlier stages of disease, resulting in fewer non-informative cases and more information for physicians. For example, our antibody capture cocktail targets not only EpCAM but also other epithelial antigens as well as mesenchymal and cancer stem cell antigens, indicative of cells having undergone the epithelial-to-mesenchymal transition. These cells may be more relevant for metastasis;

•

our ability to rapidly integrate new biomarkers, either validated in academic laboratories or of interest to pharmaceutical and biopharmaceutical companies in the context of their new therapies, into our current and planned assays, facilitating the expansion of actionable information for oncologists and other physicians;

•

our research and clinical collaborations with key academic and clinical study groups, which enhance our research and development resources and, by enhancing our standing in the oncology community, support our marketing efforts; and

•	our planned ctDNA assays based on our technology are expected to offer enhanced sensitivity and specificity in detecting mutation targets or resistance markers, again supporting treatment decisions.

We believe that we compete favorably with respect to these factors, although we cannot assure you that we will be able to continue to do so in the future or that new products or assays that perform better than our current and planned assays and services will not be introduced. We believe that our continued success depends on our ability to:

•	expand and enhance our current and planned Target-Selector assays to provide clinically meaningful information in additional cancers;
•	work with clinicians to design and implement clinical studies that demonstrate the clinical utility of our products;
•	continue to innovate and maintain scientifically advanced technology;
•	successfully market and sell assays;
•	continue to comply with regulatory guidelines and obtain appropriate regulatory approvals in the United States and abroad as applicable;
•	continue to validate our pipeline of assays;
•	conduct or collaborate with clinical utility studies to demonstrate the application and medical value of our assays;
•	seek to obtain positive coverage and reimbursement decisions from Medicare and private third-party payors;
•	continue to enter into sales and marketing partnerships;
•	maintain existing and enter into new research and clinical collaborations with key academic and clinical study groups;
•	continue to attract and retain skilled scientific and clinical personnel;
•	continue to participate in and gain clinical trial work through biopharma partnerships;
•	receive payment for the testing we provide for patients;
•	obtain patents or other protection for our technologies, assays and services; and
•	obtain and maintain our clinical reference laboratory accreditations and licenses.

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

We also face competition from companies that offer products or are conducting research to develop products for CTC or ctDNA testing in various cancers. CTC and ctDNA testing is a new area of science and we cannot predict what assays others will develop that may compete with or provide results similar or superior to the results we are able to achieve with the assays we develop. Competitors include but are not limited to companies such as Atossa, Qiagen, Roche, Trovagene, Guardant, Janssen Diagnostoric, Alere (Adnagen), Illumina, Apocell, EPIC Sciences, Clearbridge Biomedics, Biodesix, Thermo-Fisher, Foundation Medicine, Neogenomics, Cynvenio Biosystems, Genomic Health, Fluxion Biosciences, RareCells, ScreenCell and Silicon Biosystems. Some of these groups, in addition to operating research and development laboratories, are establishing CLIA-certified testing laboratories while others are focused on selling equipment and reagents.

There are a number of companies which are focused on the oncology diagnostic market, such as Caris, Neogenomics, Agendia and Genoptix, who while not currently offering CTC or ctDNA assays are selling to the medical oncologists and pathologists and could develop or offer CTC or ctDNA assays. Large laboratory services companies such as Sonic USA, Quest and LabCorp provide more generalized cancer diagnostic testing but could also offer a CTC or ctDNA test service.  Companies like Abbott, Danaher and others could develop equipment or reagents in the future as well.

Some of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex assays that payors, pathologists and oncologists and other physicians could view as functionally equivalent to our current or planned future assays, which could force us to lower the list price of our assays and impact our operating margins and our ability to achieve and maintain profitability. In addition, technological innovations that result in the creation of enhanced diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians or medical providers to provide specialized diagnostic assays similar to ours in a more patient-friendly, efficient or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, we may be unable to increase or create market acceptance and sales of our current or planned future assays, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability.

We expect that pharmaceutical and biopharmaceutical companies will increasingly focus attention and resources on the personalized cancer diagnostic sector as the potential and prevalence of molecularly targeted oncology therapies approved by the FDA along with companion diagnostics increases. For example, the FDA has recently approved three such agents—Xalkori® from Pfizer Inc. along with its companion anaplastic lymphoma kinase FISH test from Abbott Laboratories, Inc., Zelboraf® from Daiichi-Sankyo/Genentech/Roche along with its companion B-RAF kinase V600 mutation test from Roche Molecular Systems, Inc. and Tafinlar® from GlaxoSmithKline along with its companion B-RAF kinase V600 mutation test from bioMerieux. These recent FDA approvals are only the second, third and fourth instances of simultaneous approvals of a drug and companion diagnostic, the first being the 2010 approval of Genentech’s Herceptin® for HER2 positive breast cancer along with the HercepTest from partner Dako A/S. Our competitors may invent and commercialize technology platforms or assays that compete with ours.

Additionally, projects related to cancer diagnostics and particularly genomics have received increased government funding, both in the United States and internationally. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and that these products may compete with ours. In addition, competitors may develop their own versions of our current or planned future assays in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their assay by physicians or patients in other countries.

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

Despite these measures, any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property and proprietary rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages.  For more information, see the section entitled “Risk Factors – Intellectual Property Risks Related to Our Business.”

As of December 31, 2015, we owned 10 issued U.S. patents, as well as pending U.S. patent applications and corresponding patents and patent applications internationally related to our current business.  In addition, as of December 31, 2015, we co-owned 2 pending U.S. patent applications as well as corresponding foreign patents and applications. The patent portfolios for our leading programs as of December 31, 2015 are summarized below.

Microfluidic Channels. We have 3 issued U.S. patents that are related to our current business, and in 2015 we received issued patents on our microfluidic channel in Japan and Hong Kong, in addition to our earlier allowances in Europe, China, and South Korea., which cover our microfluidic channel technology. Further U.S. and foreign patent application are pending.

Blood Collection Tubes. In 2015 we received a U.S. patent related to our blood collection tubes, which contain reagents designed to prevent clumping of blood cells and CTCs that could clog the microfluidic channels and disrupt our assays.

Antibody Enrichment Cocktail. We have 1 issued and 1 pending U.S. patent application, and 1 broadly issued European patent, as well as other corresponding foreign patent applications directed to our antibody capture cocktail technology. This technology includes using antibodies to a number of tumor-associated antigens from cancer cells of both epithelial and mesenchymal phenotype, as well as cancer stem cells.

Enhanced Staining. We have 1 U.S. pending application as well as its corresponding foreign patent applications directed to this technology.

Target-Selector Mutation Detection Technology.  We co-own 2 pending U.S. patent applications with Aegea Biotechnologies, Inc., or Aegea.  Under our agreement with Aegea, we have certain exclusive rights for oncology clinical testing and diagnostics as well as limited exclusive rights for oncology basic and clinical research.  Aegea is responsible for the prosecution of 1 U.S. application and their corresponding foreign applications while we are responsible for the prosecution of the rest of U.S. applications and their corresponding foreign applications.  Lyle J. Arnold, Ph.D., our Senior Vice-President of Research & Development and Chief Scientific Officer, is the controlling person of Aegea.

Operations and Production Facilities

Our research and development laboratories, our CLIA-certified, CAP accredited, and state-licensed diagnostic testing laboratory and our manufacturing facility are located in our San Diego, California headquarters. The laboratories employ commercial state-of-the-art equipment as well as custom-made components specific to our CTC process that are generated in a small in-house engineering shop. The manufacturing facility used for the production of our microfluidic channels is a Class 10,000 suite in which polydimethylsiloxane is formed into the base of our proprietary microfluidic channels in a molding process. A glass cover slip suitable for optical analysis is added to seal the channels and make them watertight by making them reactive using plasma techniques. The inside of the microfluidic channels is subsequently chemically derivatized to enable the attachment of binding elements that strongly bind to antibody-tagged or coated CTCs. Because the microfluidic channels have micrometer dimensions, and we are seeking individual cells in a blood sample to interact with the surface of the microfluidic channel, dust particles and other microscopic debris that could clog the channel needs to be avoided.

The process of performing our assays is straightforward. When a health care professional takes a standard blood sample from a patient for CTC or ctDNA testing, he or she will place the blood sample in our blood collection tubes, complete a requisition form, and package the specimen in our shipping kit for direct shipment to us. Once we receive the specimen at our laboratory and we enter all pertinent information about the specimen into our clinical laboratory information system, our laboratory technologists prepare the specimen for processing and analysis. Laboratory technologists, including clinical laboratory technologists and clinical laboratory scientists then conduct the analysis, including enumeration of CTCs and biomarker analysis such as FISH. The data, including images and the processed cells, are sent to our in-house or contracted pathologists or a commercialization partner’s pathologists who are experienced in the analysis and evaluation requested by the referring oncologist or pathologist.

After analysis, our in-house or contracted pathologists or a commercialization partner’s pathologists use laboratory information systems to prepare a comprehensive report, which may include selected relevant images associated with the specimen. Our Internet reporting portal allows a referring oncologist or pathologist to access his or her patient’s test results in real time in a secure manner that we believe to be compliant with Health Insurance Portability and Accountability Act, or HIPAA, and other applicable standards. The reports are generated in industry standard .pdf formats which allows for high definition color images to be reproduced clearly. We send the results to the ordering physician and bill the payor through an arrangement we currently have with Xifin, Inc.

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

Third-Party Payor Reimbursement

Revenues from our clinical laboratory testing are derived from several different sources. Depending on the billing arrangement, the instruction of the ordering physician and applicable law, parties that reimburse us for our services include:

•	third-party payors that provide coverage to the patient, such as an insurance company, a managed care organization or a governmental payor program;
•	physicians or other authorized parties, such as hospitals or independent laboratories, that order the testing service or otherwise refer the services to us;
•	patients in cases where the patient has no insurance, has insurance that partially covers the testing, or owes a co-payment, co-insurance or deductible amount;
•	collaboration partners; or
•	biopharmaceutical companies, universities or researchers for clinical trial work.

We are reimbursed for two categories of testing, anatomic pathology, which includes cell staining and the enumeration component of CTC assays, FISH, ICC and immunofluorescence, and molecular pathology, which includes mutation analysis. Reimbursement under the Medicare program for the diagnostic services that we offer is based on either the Medicare Physician Fee Schedule or the Medicare Clinical Laboratory Fee Schedule, each of which is subject to geographic adjustments and is updated annually. Medical services provided to Medicare beneficiaries that require a degree of physician supervision, judgment or other physician involvement, such as pathology services, are generally reimbursed under the Medicare Physician Fee Schedule, whereas clinical diagnostic laboratory tests are generally reimbursed under the Medicare Clinical Laboratory Fee Schedule. Some of the services that we provide are genetic and molecular testing, which are reimbursed as clinical diagnostic laboratory tests.

Regardless of the applicable fee schedule, Medicare payment amounts are established for each CPT code. In addition, under the Clinical Laboratory Fee Schedule, Medicare also sets a cap on the amount that it will pay for any individual assay. This cap, usually referred to as the National Limitation Amount, is set at a percentage of the median of all the contractor fee schedule amounts for each billing code.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our testing. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our testing. The previous MAC for California, Palmetto GBA, LLC, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto GBA. Therefore, the enumeration portion of our testing is not currently covered and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 75% of commercial cases received in 2015 relate to our Target-Selector biomarker assays, we continue to receive orders for our traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. On November 4, 2013, we submitted a comprehensive dossier explaining to Palmetto GBA and Noridian the benefits of the enumeration testing in order to seek to persuade the MACs to allow coverage for this portion of our testing. Palmetto GBA responded on November 27, 2013, denying our request for Medicare coverage for the CTC enumeration portion of our testing. We have not received any other indications to suggest that the negative coverage determination will be reversed. The CTC enumeration counts disease burden and is a prognostic test, and although valuable, it does not meet many of the medical necessity requirements of Medicare and the payors. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector assays.

Reimbursement rates paid by private third-party payors can vary based on whether we are considered to be an “in-network” provider, a participating provider, a covered provider, an “out-of-network” provider or a non-participating provider. These definitions can vary among payors, but we are generally considered an “out-of-network” or non-participating provider by the vast majority of private third-party payors. An in-network provider usually has a contract with the payor or benefits provider. This contract governs, among other things, service-level agreements and reimbursement rates. In certain instances an insurance company may negotiate an in-network rate for our testing. An in-network provider may have rates that are lower per assay than those that are out-of-network, and that rate can vary widely. The rate varies based on the payor, the testing type and often the specifics of the patient’s insurance plan. If a laboratory agrees to contract as an in-network provider, it generally expects to receive quicker payment and access to additional covered patients.

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

Changes in coding and reimbursement could adversely impact our revenues going forward.  There can be no guarantees that Medicare and other payors will establish positive or adequate coverage policies or reimbursement rates.

We are moving forward with plans to obtain reimbursement coverage for the capture components of our assays.  For other tests we are able to utilize existing CPT codes from the Medicare Physician Fee Schedule and Clinical Laboratory Fee Schedule. For these established CPT codes (for example, the codes for molecular testing, FISH and ICC), positive coverage determinations have been adopted as part of national Medicare policy or under applicable Local Coverage Determinations. Specific codes for our assays, however, do not assure an adequate coverage policy or reimbursement rate. Please see the section entitled “Legislative and Regulatory Changes Impacting Clinical Laboratory Tests” for further discussion of certain legislative and regulatory changes to these billing codes and the anticipated impact on our business.

Coverage and Reimbursement for our Current Assays and our Planned Future Assays

Our Medicare Administrative Contractor has issued a negative coverage determination for the enumeration component of all CTC assays. We have received reimbursement for the enumeration component of our assays from some private payors, including major private third-party payors, based on submission of standard CPT codes. FISH, ICC and Molecular Testing CPT codes are the subject of positive coverage national or local Medicare determinations. We believe these codes can be used to bill for the analysis components of our current and anticipated CTC assays.

We expect these analysis components to have a significantly greater reimbursement value than the enumeration components of our current and anticipated CTC assays, based on a comparison of what we believe CellSearch® enumeration reimbursement rates currently are, versus existing reimbursement rates for analysis components such as FISH and ICC analysis and molecular testing.

We believe, based on research showing that approximately 54% of new cancers occur in persons age 65 and older and that almost all Americans age 65 and older are enrolled in Medicare, that a substantial portion of the patients for whom we would expect to perform cancer diagnostic assays will have Medicare as their primary medical insurance. We cannot assure you that, even if our current and our planned future assays are otherwise successful, reimbursement for the currently Medicare-covered portions of our current and our planned future assays would, without Medicare reimbursement for the enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

We cannot predict whether, or under what circumstances, payors will reimburse for all components of our assays. Payment amounts can also vary across individual policies. Full or partial denial of coverage by payors, or reimbursement at inadequate levels, would have a material adverse impact on our business and on market acceptance of our assays.

Legislative and Regulatory Changes Impacting Clinical Laboratory Tests

From time to time, Congress has revised the Medicare statute and the formulas it establishes for both the Clinical Laboratory Fee Schedule, or CLFS, and the Physician Fee Schedule, or PFS. Annually, CMS releases the the payment amounts under the Medicare fee schedules. The rates are important because they not only determine our reimbursement under Medicare, but those payment amounts are also often used as a basis for payment amounts set by other governmental and private third -party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients.

In accordance with Section 1833 (h)(2)(A)(i) of the Social Security Act, the annual update to the CLFS for calendar year 2016 is 0.10% (see 42 CFR405.509(b)(1)). With respect to our diagnostic services for which we expect to be reimbursed under PFS, CMS issues a Final Rule on an annual basis. The 2014 PFS Final Rule included both increases and decreases in certain relative value units and geographic adjustment factors used to determine reimbursement for a number of codes used in our current assays and our planned future assays. These codes describe services that we must perform in connection with our assays and we bill for these codes in connection with the services that we provide. There was a significant decrease in FISH analysis under the 2015 PFS Final Rule, while the rates were increased by approximately 90% under the 2016 PFS Final Rule.

Under the Protecting Access to Medicare Act of 2014, which was signed to law in April 2014, there will be major changes to the payment formula under the CLFS. Beginning January 1, 2016, clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes during a time period to be defined by future regulations. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test will be equal to the weighted median amount for the test from the most recent data collection period. The payment rate will apply to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system.  It is too early to predict the impact of this federal legislation on reimbursement for our products.

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

Some of our Medicare claims may be subject to policies issued by Palmetto GBA and Noridian Healthcare Solutions, our former and current Medicare Administrative Contractor for California, respectively. Palmetto GBA, acting on behalf of many MACs, recently issued a Local Coverage Decision that affects coverage, coding and billing of many molecular diagnostic assays. Under this Local Coverage Determination, Palmetto GBA will not cover any molecular diagnostic assays, such as the enumeration component of our current assays, unless the test is expressly included in a National Coverage Determination issued by CMS or a Local Coverage Determination or coverage article issued by Palmetto GBA. Currently, laboratories may submit coverage determination requests to Palmetto GBA for consideration and apply for a unique billing code for each assay (which is a separate process from the coverage determination). In the event that a non-coverage determination is issued, the laboratory must wait six months following the determination to submit a new request. Palmetto GBA currently has a negative coverage determination for the enumeration component of CTC assays, but there is no such negative coverage determination for the analysis component of such CTC assays. Denial (or continuation of denial) of coverage for the enumeration component of our current and anticipated CTC assays by Palmetto GBA or its successor MAC, Noridian Healthcare Solutions, or reimbursement at inadequate levels, would have a material adverse impact on our business and on market acceptance of our current assays and our planned future assays. Noridian Healthcare Solutions intends to follow, for CTC assays, the positive or negative coverage determinations which from time to time Palmetto GBA makes. On November 27, 2013, Palmetto GBA denied our request for coverage for the enumeration/detection portion of our testing. We have not received any other indications to suggest that the negative coverage determination will be reversed. The CTC enumeration counts disease burden and is a prognostic test, and although valuable, it does not meet many of the medical necessity requirements of Medicare and the payors. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector assays.

Additionally, the Centers for Disease Control and Prevention, CMS and the Office of Civil Rights issued a final rule in February 2014 to amend both the HIPAA and CLIA regulations. The final rule amended the HIPAA privacy rule to remove the CLIA laboratory exceptions, and as a result, HIPAA-covered laboratories are now required to provide individuals, upon request, with access to their completed test reports. Similarly, the final rule amended CLIA to state that CLIA laboratories and CLIA-exempt laboratories may provide copies of the patient’s completed rest reports that, using the laboratory’s authentication process, can be identified as belonging to that patient.

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

Federal, State and Foreign Fraud and Abuse Laws

A variety of federal and state laws prohibit fraud and abuse. These laws are interpreted broadly and enforced aggressively by various state and federal agencies, including CMS, the Department of Justice, the Office of Inspector General for Health and Human Services, or HHS, and various state agencies. In addition, the Medicare and Medicaid programs increasingly use a variety of contractors to review claims data and to identify improper payments as well as fraud and abuse. These contractors include Recovery Audit Contractors, Medicaid Integrity Contractors and Zone Program Integrity Contractors. In addition, CMS conducts Comprehensive Error Rate Testing audits, the purpose of which is to detect improper Medicare payments. Any overpayments identified must be repaid unless a favorable decision is obtained on appeal. In some cases, these overpayments can be used as the basis for an extrapolation, by which the error rate is applied to a larger universe of claims, and which can result in even higher repayments.

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

U.S. Food and Drug Administration

We provide our assays as LDTs. Historically the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that offer LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls).  In recent years, however, the FDA has stated it intends to end its policy of enforcement discretion and regulate certain LDTs as medical devices.  To this end, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs)”, respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs.  The FDA has indicated that it does not intend to modify its policy of enforcement discretion until the draft guidance documents are finalized.  It is unclear at this time when, or if, the draft guidance documents will be finalized, and even then, the new regulatory requirements are proposed to be phased-in consistent with the schedule set forth in the guidance (in as little as 12 months after the draft guidance is finalized for certain high-priority LDTs).  Nevertheless, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time.  LDTs with the same intended use as a cleared or approved companion diagnostic are defined in FDA’s draft guidance as “high-risk LDTs (Class III medical devices)” for which premarket review would be first to occur.

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

Segment and Geographical Information

We operate in one reportable business segment and historically have derived revenues only from the United States, with international revenues of $16,027, or approximately 3% of our net revenues, commencing in 2015 and received through the twelve months ended December 31 of such year.

Employees

As of December 31, 2015, we had a total of 53 full-time employees and one part time employee, 5 of whom hold doctorate degrees and 10 of whom are engaged in full-time research and development activities. We plan to expand production, sales and marketing and our research and development programs, and we plan to hire additional staff as these initiatives are implemented. None of our employees is represented by a labor union.

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

Risks Relating to Our Financial Condition and Capital Requirements

We are an early commercial-stage company with a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability.

We have historically incurred substantial net losses, including net losses of $15.9 million and $16.9 million for the years ended December 31, 2014 and 2015, respectively, and we have never been profitable. At December 31, 2015, our accumulated deficit was approximately $155.2 million. Before 2008, we were pursuing a business plan relating to fetal genetic disorders and other fields, all of which were unrelated to cancer diagnostics. The portion of our accumulated deficit that relates to the period from inception through December 31, 2007 is approximately $66.5 million.

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

An event of default under our credit facility may have a material adverse effect on our financial condition.

On April 30, 2014, we borrowed approximately $4.9 million pursuant to the terms of a credit facility, or the April 2014 Credit Facility, with Oxford Finance LLC, or Oxford, of which approximately $2.1 million was due within one year of December 31, 2015 in the absence of subjective acceleration of the April 2014 Credit Facility by Oxford.  The April 2014 Credit Facility includes events of default, the occurrence and continuation of which provide Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the loans under the April 2014 Credit Facility, including foreclosure against our properties securing the April 2014 Credit Facility, including our cash. These events of default include, among other things, our failure to pay any amounts due under the April 2014 Credit Facility, a breach of covenants under the April 2014 Credit Facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250,000, and a final judgment against us in an amount greater than $250,000.

Accordingly, the occurrence of an event of default under our April 2014 Credit Facility, unless cured or waived, may have a material adverse effect on our results of operations.

The sale of our common stock to Aspire Capital Fund, LLC may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired by Aspire Capital Fund, LLC could cause the price of our common stock to decline.

We have registered for sale the 165,000 commitment fee common shares and 625,000 initial purchase common shares that we have issued and 2,984,122 shares that we may sell to Aspire Capital Fund, LLC, or Aspire Capital, under a common stock purchase agreement. Approximately $14.0 million, or up to 2,984,122 shares, remains available to be issued to Aspire Capital under this agreement as of March 3, 2016. Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under the Aspire Capital common stock purchase agreement may cause the trading price of our common stock to decline.

Aspire Capital may ultimately purchase all, some or none of the common stock that can be sold pursuant to the common stock purchase agreement. Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the common stock purchase agreement. Sales by Aspire Capital of shares acquired pursuant to the common stock purchase agreement may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Aspire Capital in such offering, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. However, we have the right under the common stock purchase agreement to control the timing and amount of sales of our shares to Aspire Capital, and the common stock purchase agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

Risks Relating to Our Business and Strategy

If we are unable to increase sales of our current assays or successfully develop and commercialize other assays, our revenues will be insufficient for us to achieve profitability.

We currently derive substantially all of our revenues from sales of cancer diagnostic assays. We recently began offering our assays through our CLIA-certified, CAP accredited, and state-licensed laboratory. We are in varying stages of research and development for other cancer diagnostic assays that we may offer. If we are unable to increase sales of our existing cancer diagnostic assays or successfully develop and commercialize other cancer diagnostic assays, we will not produce sufficient revenues to become profitable.

If we are unable to execute our sales and marketing strategy for cancer diagnostic assays and are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our business.

We are an early commercial-stage company and have engaged in only limited sales and marketing activities for the cancer diagnostic assays we currently offer through our CLIA-certified, CAP accredited, and state-licensed laboratory. To date, we have received very limited revenue.

Although we believe that our current assays and our planned future assays represent a promising commercial opportunity, our assays may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market for our cancer diagnostic assays and build that market through physician education, awareness programs and the publication of clinical trial results. Gaining acceptance in medical communities requires, among other things, publication in leading peer-reviewed journals of results from studies using our current assays and/or our planned future assays. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals would limit the adoption of our current assays and our planned future assays.

Our ability to successfully market the cancer diagnostic assays that we may develop will depend on numerous factors, including:

•	conducting clinical utility studies of such assays in collaboration with key thought leaders to demonstrate their use and value in important medical decisions such as treatment selection;
•	whether our current or future partners, vigorously support our offerings;
•	the success of our sales force;
•	whether healthcare providers believe such diagnostic assays provide clinical utility;
•	whether the medical community accepts that such diagnostic assays are sufficiently sensitive and specific to be meaningful in patient care and treatment decisions;

•	our ability to continue to fund planned sales and marketing activities; and
•	whether private health insurers, government health programs and other third-party payors will cover such cancer diagnostic assays and, if so, whether they will adequately reimburse us.

Failure to achieve widespread market acceptance of our current assays and our planned future assays would materially harm our business, financial condition and results of operations.

If we cannot develop assays to keep pace with rapid advances in technology, medicine and science, our operating results and competitive position could be harmed.

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. Several new cancer drugs have been approved, and a number of new drugs in clinical development may increase patient survival time. There have also been advances in methods used to identify patients likely to benefit from these drugs based on analysis of biomarkers. We must continuously develop new cancer diagnostic assays and enhance any existing assays to keep pace with evolving standards of care. Our current assays and our planned future assays could become obsolete unless we continually innovate and expand them to demonstrate benefit in the diagnosis, monitoring or prognosis of patients with cancer. New cancer therapies typically have only a few years of clinical data associated with them, which limits our ability to develop cancer diagnostic assays based on, for example, biomarker analysis related to the appearance or development of resistance to those therapies. If we cannot adequately demonstrate the applicability of our current assays and our planned future assays to new treatments, by incorporating important biomarker analysis, sales of our assays could decline, which would have a material adverse effect on our business, financial condition and results of operations.

If our current assays and our planned future assays do not continue to perform as expected, our operating results, reputation and business will suffer.

Our success depends on the market’s confidence that we can continue to provide reliable, high-quality assay results. We believe that our customers are likely to be particularly sensitive to assay defects and errors. As a result, the failure of our current or planned future assays to perform as expected would significantly impair our reputation and the public image of our cancer assays, and we may be subject to legal claims arising from any defects or errors.

If our sole laboratory facility becomes damaged or inoperable, or we are required to vacate the facility, our ability to sell and provide cancer diagnostic assays and pursue our research and development efforts may be jeopardized.

We currently derive our revenues from our cancer diagnostic assays conducted in our CLIA-certified, CAP accredited, and state-licensed laboratory. We do not have any clinical reference laboratory facilities other than our facility in San Diego, California. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquake, flooding and power outages, which may render it difficult or impossible for us to perform our diagnostic assays for some period of time. The inability to perform our current assays and our planned future assays or the backlog of assays that could develop if our facility is inoperable for even a short period of time may result in the loss of customers or harm to our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our research and development work could be costly and time-consuming to repair or replace.

The San Diego area has recently experienced serious fires and power outages, and is considered to lie in an area with earthquake risk.

Additionally, a key component of our research and development process involves using biological samples as the basis for our diagnostic assay development. In some cases, these samples are difficult to obtain. If the parts of our laboratory facility where we store these biological samples were damaged or compromised, our ability to pursue our research and development projects, as well as our reputation, could be jeopardized. We carry insurance for damage to our property and the disruption of our business, but this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

Further, if our CLIA-certified, CAP accredited, and state-licensed laboratory became inoperable we may not be able to license or transfer our technology to another facility with the necessary qualifications, including state licensure and CLIA certification, under the scope of which our current assays and our planned future assays could be performed. Even if we find a facility with such qualifications to perform our assays, it may not be available to us on commercially reasonable terms.

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

We also face competition from companies that offer products or are conducting research to develop products for CTC or ctDNA testing in various cancers. CTC and ctDNA testing is a new area of science and we cannot predict what assays others will develop that may compete with or provide results similar or superior to the results we are able to achieve with the assays we develop. Competitors include but are not limited to companies such as Atossa, Qiagen, Roche, Trovagene, Guardant, Janssen Diagnostoric, Alere (Adnagen), Illumina, Apocell, EPIC Sciences, Clearbridge Biomedics, Biodesix, Thermo-Fisher, Foundation Medicine, Neogenomics, Cynvenio Biosystems, Genomic Health, Fluxion Biosciences, RareCells, ScreenCell and Silicon Biosystems. Some of these groups, in addition to operating research and development laboratories, are establishing CLIA-certified testing laboratories while others are focused on selling equipment and reagents.

There are a number of companies which are focused on the oncology diagnostic market, such as Caris, Neogenomics, Agendia and Genoptix, who while not currently offering CTC or ctDNA assays are selling to the medical oncologists and pathologists and could develop or offer CTC or ctDNA assays. Large laboratory services companies such as Sonic USA, Quest and LabCorp provide more generalized cancer diagnostic testing but could also offer a CTC or ctDNA test service.  Companies like Abbott, Danaher and others could develop equipment or reagents in the future as well.

Some of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex assays that payors, pathologists and oncologists and other physicians could view as functionally equivalent to our current or planned future assays, which could force us to lower the list price of our assays and impact our operating margins and our ability to achieve and maintain profitability. In addition, technological innovations that result in the creation of enhanced diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians or medical providers to provide specialized diagnostic assays similar to ours in a more patient-friendly, efficient or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, we may be unable to increase or create market acceptance and sales of our current or planned future assays, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability.

We expect that pharmaceutical and biopharmaceutical companies will increasingly focus attention and resources on the personalized cancer diagnostic sector as the potential and prevalence of molecularly targeted oncology therapies approved by the FDA along with companion diagnostics increases. For example, the FDA has recently approved three such agents—Xalkori® from Pfizer Inc. along with its companion anaplastic lymphoma kinase FISH test from Abbott Laboratories, Inc., Zelboraf® from Daiichi-Sankyo/Genentech/Roche along with its companion B-RAF kinase V600 mutation test from Roche Molecular Systems, Inc. and Tafinlar® from GlaxoSmithKline along with its companion B-RAF kinase V600 mutation test from bioMerieux. These recent FDA approvals are only the second, third and fourth instances of simultaneous approvals of a drug and companion diagnostic, the first being the 2010 approval of Genentech’s Herceptin® for HER2 positive breast cancer along with the HercepTest from partner Dako A/S. Our competitors may invent and commercialize technology platforms or assays that compete with ours.

Additionally, projects related to cancer diagnostics and particularly genomics have received increased government funding, both in the United States and internationally. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and that these products may compete with ours. In addition, competitors may develop their own versions of our current or planned future assays in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their assay by physicians or patients in other countries.

We expect to continue to incur significant expenses to develop and market cancer diagnostic assays, which could make it difficult for us to achieve and sustain profitability.

In recent years, we have incurred significant costs in connection with the development of cancer diagnostic assays. For the year ended December 31, 2014, our research and development expenses were $4.5 million and our sales and marketing expenses were $2.1 million. For the year ended December 31, 2015, our research and development expenses were $2.9 million and our sales and marketing expenses were $3.9 million.  We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current assays and our planned future assays, establish a sales and marketing organization, drive adoption of and reimbursement for our diagnostic assays and develop new assays. As a result, we need to generate significant revenues in order to achieve sustained profitability.

If oncologists and other physicians decide not to order our current assays or our planned future assays, we may be unable to generate sufficient revenue to sustain our business.

To generate demand for our current assays and our planned future assays, we will need to educate oncologists, pathologists, and other health care professionals on the clinical utility, benefits and value of the assays we provide through published papers, presentations at scientific conferences, educational programs and one-on-one education sessions by members of our sales force. In addition, we need to assure oncologists and other physicians of our ability to obtain and maintain coverage and adequate from third-party payors. We need to hire additional commercial, scientific, technical and other personnel to support this process. Unless an adequate number of medical practitioners order our current assays and our planned future assays, we will likely be unable to create demand in sufficient volume for us to achieve sustained profitability.

Clinical utility studies are important in demonstrating to both customers and payors an assay’s clinical relevance and value. If we are unable to identify collaborators willing to work with us to conduct clinical utility studies, or the results of those studies do not demonstrate that an assay provides clinically meaningful information and value, commercial adoption of such assay may be slow, which would negatively impact our business.

Clinical utility studies show when and how to use a clinical test, and describe the particular clinical situations or settings in which it can be applied and the expected results. Clinical utility studies also show the impact of the test results on patient care and management. Clinical utility studies are typically performed with collaborating oncologists or other physicians at medical centers and hospitals, analogous to a clinical trial, and generally result in peer-reviewed publications. Sales and marketing representatives use these publications to demonstrate to customers how to use a clinical test, as well as why they should use it. These publications are also used with payors to obtain coverage for an assay, helping to assure there is appropriate reimbursement.

We need to conduct additional studies for our assays, increase assay adoption in the marketplace and obtain coverage and adequate reimbursement. Should we not be able to perform these studies, or should their results not provide clinically meaningful data and value for oncologists and other physicians, adoption of our assays could be impaired and we may not be able to obtain coverage and adequate reimbursement for them.

We are undergoing management transitions.

Mark Foletta currently serves as our interim Chief Financial Officer. We intend to recruit and hire other senior executives, including a full time Chief Financial Officer. Such management transitions subject us to a number of risks, including risks pertaining to coordination of responsibilities and tasks, creation of new management systems and processes, differences in management style, effects on corporate culture, and the need for transfer of historical knowledge. In addition, our Chief Executive Officer has not previously been the chief executive officer of a public or private company, and therefore his lack of experience may result in some of his time being spent acclimating to his new position and responsibilities. A lack of significant experience in being the chief executive officer of a public company could have an adverse effect on his ability to quickly respond to problems or effectively manage issues surrounding the operation of a public company.

The loss of key members of our executive management team could adversely affect our business.

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Michael W. Nall, our Chief Executive Officer and President, Lyle J. Arnold, Ph.D., our Senior Vice-President of Research & Development and Chief Scientific Officer, Veena M. Singh, M.D., our Senior Vice President and Senior Medical Director, Mark G. Foletta, our interim Chief Financial Officer, and Raaj Trivedi, Vice President, Commercial Operations. The collective efforts of each of these persons and others working with them as a team are critical to us as we continue to develop our technologies, assays and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our Chief Executive Officer and President, interim Chief Financial Officer, Chief Scientific Officer, Vice President, Commercial Operations and Senior Medical Director have employment agreements, however, the existence of an employment agreement does not guarantee retention of members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We do not maintain “key person” life insurance on any of our employees.

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

Our failure to continue to attract, hire and retain a sufficient number of qualified sales professionals would hamper our ability to increase demand for our cancer diagnostic assays, to expand geographically and to successfully commercialize any other assays or products we may develop.

To succeed in selling our diagnostic assays and any other assays or products that we are able to develop, we must expand our sales force in the United States and/or internationally by recruiting additional sales representatives with extensive experience in oncology and established relationships with medical oncologists, surgeons, oncology nurses, pathologists and other hospital personnel. To achieve our marketing and sales goals, we will need to continue to build our sales and commercial infrastructure, with which to date we have had limited experience. Sales professionals with the necessary technical and business qualifications are in high demand, and there is a risk that we may be unable to attract, hire and retain the number of sales professionals with the right qualifications, scientific backgrounds and relationships with decision-makers at potential customers needed to achieve our sales goals. We expect to face competition from other companies in our industry, some of whom are much larger than us and who can pay greater compensation and benefits than we can, in seeking to attract and retain qualified sales and marketing employees. If we are unable to hire and retain qualified sales and marketing personnel, our business will suffer.

Our dependence on commercialization partners for sales of assays could limit our success in realizing revenue growth.

We intend to grow our business through the use of commercialization partners for the sales, marketing and commercialization of our current assays and our planned future assays, and to do so we must enter into agreements with these partners to sell, market or commercialize our assays. These agreements may contain exclusivity provisions and generally cannot be terminated without cause during the term of the agreement. We may need to attract additional partners to expand the markets in which we sell assays. These partners may not commit the necessary resources to market and sell our cancer diagnostics assays to the level of our expectations, and we may be unable to locate suitable alternatives should we terminate our agreement with such partners or if such partners terminate their agreement with us.

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

We have relationships with suppliers and institutions that provide us with blood samples and other biological materials that we use in developing and validating our current assays and our planned future assays. If one or more suppliers terminate their relationship with us or are unable to meet our requirements for samples, we will need to identify other third parties to provide us with blood samples and biological materials, which could result in a delay in our research and development activities and negatively affect our business. In addition, as we grow, our research and academic institution collaborators may seek additional financial contributions from us, which may negatively affect our results of operations.

We currently rely on third-party suppliers for critical materials needed to perform our current assays and our planned future assays and any problems experienced by them could result in a delay or interruption of their supply to us.

We currently purchase raw materials for our microfluidic channels and testing reagents under purchase orders and do not have long-term contracts with most of the suppliers of these materials. If suppliers were to delay or stop producing our materials or reagents, or if the prices they charge us were to increase significantly, or if they elected not to sell to us, we would need to identify other suppliers. We could experience delays in manufacturing the microfluidic channels or performing assays while finding another acceptable supplier, which could impact our results of operations. The changes could also result in increased costs associated with qualifying the new materials or reagents and in increased operating costs. Further, any prolonged disruption in a supplier’s operations could have a significant negative impact on our ability to perform cancer diagnostic assays in a timely manner.

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

The marketing, sale and use of our current assays and our planned future assays could lead to the filing of product liability claims against us if someone alleges that our assays failed to perform as designed. We may also be subject to liability for errors in the test results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend.

Although we believe that our existing product and professional liability insurance is adequate, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could damage our reputation, result in the recall of assays, or cause current partners to terminate existing agreements and potential partners to seek other partners, any of which could impact our results of operations.

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

If we cannot support demand for our current assays and our planned future assays, including successfully managing the evolution of our technology and manufacturing platforms, our business could suffer.

As our assay volume grows, we will need to increase our testing capacity, implement automation, increase our scale and related processing, customer service, billing, collection and systems process improvements and expand our internal quality assurance program and technology to support testing on a larger scale. We will also need additional clinical laboratory scientists and other scientific and technical personnel to process these additional assays. Any increases in scale, related improvements and quality assurance may not be successfully implemented and appropriate personnel may not be available. As additional assays are commercialized, we may need to bring new equipment on line, implement new systems, technology, controls and procedures and hire personnel with different qualifications. Failure to implement necessary procedures or to hire the necessary personnel could result in a higher cost of processing or an inability to meet market demand. We cannot assure you that we will be able to perform assays on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of our test results or that we will respond successfully to the growing complexity of our testing operations. If we encounter difficulty meeting market demand or quality standards for our current assays and our planned assays, our reputation could be harmed and our future prospects and business could suffer, which may have a material adverse effect on our financial condition, results of operations and cash flows.

We may encounter manufacturing problems or delays that could result in lost revenue.

We currently manufacture our proprietary microfluidic channels at our San Diego facility and intend to continue to do so. We believe we currently have adequate manufacturing capacity for our microfluidic channels. If demand for our current assays and our planned future assays increases significantly, we will need to either expand our manufacturing capabilities or outsource to other manufacturers. If we or third party manufacturers engaged by us fail to manufacture and deliver our microfluidic channels or certain reagents in a timely manner, our relationships with our customers could be seriously harmed. We cannot assure you that manufacturing or quality control problems will not arise as we attempt to increase the production of our microfluidic channels or reagents or that we can increase our manufacturing capabilities and maintain quality control in a timely manner or at commercially reasonable costs. If we cannot manufacture our microfluidic channels consistently on a timely basis because of these or other factors, it could have a significant negative impact on our ability to perform assays and generate revenues.

International expansion of our business would expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

Our business strategy contemplates possible international expansion, including partnering with academic and commercial testing laboratories, and introducing our technology outside the United States as part of CE-marked IVD test kits and/or testing systems utilizing our technologies. Doing business internationally involves a number of risks, including:

•

multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	failure by us or our distributors to obtain regulatory approvals for the sale or use of our current assays and our planned future assays in various countries;
•	difficulties in managing foreign operations;
•	complexities associated with managing government payor systems, multiple payor-reimbursement regimes or self-pay systems;
•	logistics and regulations associated with shipping blood samples, including infrastructure conditions and transportation delays;
•	limits on our ability to penetrate international markets if our current assays and our planned future assays cannot be processed by an appropriately qualified local laboratory;
•	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
•	reduced protection for intellectual property rights, or lack of them in certain jurisdictions, forcing more reliance on our trade secrets, if available;

•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;
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

Continuing concerns over United States health care reform legislation and energy costs, geopolitical issues, the availability and cost of credit and government stimulus programs in the United States and other countries have contributed to increased volatility and diminished expectations for the global economy. These factors, combined with low business and consumer confidence and high unemployment, precipitated an economic slowdown and recession. If the economic climate does not improve, or it deteriorates, our business, including our access to patient samples and the addressable market for diagnostic assays that we may successfully develop, as well as the financial condition of our suppliers and our third-party payors, could be adversely affected, resulting in a negative impact on our business, financial condition and results of operations.

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

We depend on information technology and telecommunications systems for significant aspects of our operations. In addition, our third-party billing and collections provider depends upon telecommunications and data systems provided by outside vendors and information we provide on a regular basis. These information technology and telecommunications systems support a variety of functions, including test processing, sample tracking, quality control, customer service and support, billing and reimbursement, research and development activities and our general and administrative activities. Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from processing assays, providing test results to oncologists, pathologists, billing payors, processing reimbursement appeals, handling patient or physician inquiries, conducting research and development activities and managing the administrative aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business.

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

Although some of these provisions may negatively impact payment rates for clinical laboratory tests, the ACA also extends coverage to over 30 million previously uninsured people, which may result in an increase in the demand for our current assays and our planned future assays. The mandatory purchase of insurance has been strenuously opposed by a number of state governors, resulting in lawsuits challenging the constitutionality of certain provisions of the ACA. In 2012, the Supreme Court upheld the constitutionality of the ACA, with the exception of certain provisions dealing with the expansion of Medicaid coverage under the law.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Protecting Access to Medicare Act of 2014, or PAMA, was signed to law, which, among other things, significantly alters the current payment methodology under the CLFS. Under the new law, starting January 1, 2016 and every three years thereafter (or annually in the case of advanced diagnostic lab tests), clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes during a time period to be defined by future regulations. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test will be equal to the weighted median amount for the test from the most recent data collection period. The payment rate will apply to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. Although the PAMA changes are generally viewed by industry as a favorable alternative to other proposals to update the CLFS payment methodology, it is too early to predict the impact on reimbursement for our products. Also under PAMA, the Centers for Medicare & Medicaid Services, or CMS, is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made as of April 1, 2014, CMS is required to assign a unique billing code if one has not already been assigned by the agency. In addition to assigning the code, CMS was required to publicly report payment for the tests no later than January 1, 2016. Also under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. We cannot determine at this time the full impact of PAMA on our business, financial condition and results of operations.

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

We cannot predict whether future health care initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect us. The expansion of government’s role in the U.S. health care industry as a result of the ACA’s implementation, and changes to the reimbursement amounts paid by Medicare and other payors for our current assays and our planned future assays, may reduce our profits, if any, and have a materially adverse effect on our business, financial condition, results of operations and cash flows. Moreover, Congress has proposed on several occasions to impose a 20% coinsurance payment requirement on patients for clinical laboratory tests reimbursed under the Medicare Clinical Laboratory Fee Schedule, which would require us to bill patients for these amounts. In the event that Congress were to ever enact such legislation, the cost of billing and collecting for our assays could often exceed the amount actually received from the patient.

Our commercial success could be compromised if hospitals or other clients do not pay our invoices or if third-party payors, including managed care organizations and Medicare, do not provide coverage and reimbursement, breach, rescind or modify their contracts or reimbursement policies or delay payments for our current assays and our planned future assays.

Oncologists and other physicians may not order our current assays and our planned future assays unless third-party payors, such as managed care organizations and government payors (e.g., Medicare and Medicaid), pay a substantial portion of the test price. Coverage and reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:

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

Because each payor generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse our cancer diagnostic assays, seeking payor approvals is a time-consuming and costly process. We cannot be certain that coverage for our current assays and our planned future assays will be provided in the future by additional third-party payors or that existing agreements, policy decisions or reimbursement levels will remain in place or be fulfilled under existing terms and provisions. If we cannot obtain coverage and adequate reimbursement from private and governmental payors such as Medicare and Medicaid for our current assays, or new assays or assay enhancements that we may develop in the future, our ability to generate revenues could be limited, which may have a material adverse effect on our financial condition, results of operations and cash flow. Further, we may experience delays and interruptions in the receipt of payments from third-party payors due to missing documentation and/or other issues, which could cause delay in collecting our revenue.

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

We expect to depend on Medicare and a limited number of private payors for a significant portion of our revenues and if these or other payors stop providing reimbursement or decrease the amount of reimbursement for our current assays and our planned future assays, our revenues could decline.

For commercial accessions received from January 1, 2015 through December 31, 2015, the expected price to be collected at 2015 Medicare schedule rates ranged from approximately $179 to $2,265 per accession, and the weighted-average expected price to be collected is approximately $759 per accession, although such reimbursement experience has not yet been achieved. Relatively higher reimbursement rates are expected to be achieved for cases billed to private payors. Approximately 48% of commercial accessions billed from January 1, 2015 through December 31, 2015 were subject to Medicare reimbursement, and approximately 47% and 42% of commercial revenues and total revenues, respectively, during the twelve months ended December 31, 2015 were associated with Medicare. We were not reimbursed at these average rates in 2015 for a variety of reasons, including billing challenges related to changes in Medicare CPT codes for our FISH assays in early 2015 and because we were setting up our internal processes and managing an external “out-sourced” billing company.  We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare-covered portions of our current assays and our planned future assays would, without Medicare reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

Medicare and other third-party payors may change their coverage policies or cancel future contracts with us at any time, review and adjust the rate of reimbursement or stop paying for our assays altogether, which would reduce our total revenues. Payors have increased their efforts to control the cost, utilization and delivery of health care services. In the past, measures have been undertaken to reduce payment rates for and decrease utilization of the clinical laboratory testing generally. Because of the cost-trimming trends, third-party payors that currently cover and provide reimbursement for our current assays and our planned future assays may suspend, revoke or discontinue coverage at any time, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues, which may have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, we are currently considered a “non-contracted provider” by the majority of private payors because we have not entered into a specific contract to provide cancer diagnostic assays to their insured patients at specified rates of reimbursement. A significant amount of our non-Medicare business (private payors) for a good portion of 2015 was not contracted and reimbursement for this business was not at “in network” rates and can be inconsistent.  We did begin to contract private payor networks in 2015 and our number of accessions treated as “in network” increased and reimbursement is improving.  We are currently contracted with six Preferred Provider Organization networks and one large health plan and expect to continue to gain contracts in order to be considered as an “in-network” provider with additional plans. If we were to become a contracted provider with additional payors in the future, the amount of overall reimbursement we receive would likely decrease because we could be reimbursed less money per assay performed at a contracted rate than at a non-contracted rate, which could have a negative impact on our revenues. Further, we typically are unable to collect payments from patients beyond that which is paid by their insurance and will continue to experience lost revenue as a result.

Because of certain Medicare billing policies, we may not receive complete reimbursement for assays provided to Medicare patients. Medicare reimbursement revenues are an important component of our business model, and private payors sometimes look to Medicare determinations when making their own payment determinations; therefore, incomplete or inadequate reimbursement from Medicare would negatively affect our business.

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our testing. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our testing. The previous MAC for California, Palmetto GBA, LLC, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto GBA. Therefore, the enumeration portion of our testing is not currently covered and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 75% of commercial cases received in 2015 relate to our Target-Selector biomarker assays, we continue to receive orders for traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. On November 4, 2013, we submitted a comprehensive dossier explaining to Palmetto GBA and Noridian the benefits of the enumeration testing in order to seek to persuade the MACs to allow coverage for this portion of our testing. Palmetto GBA responded on November 27, 2013, denying our request for Medicare coverage for the CTC enumeration portion of our testing. We have not received any other indications to suggest that the negative coverage determination will be reversed. We have not received any other indications to suggest that the negative coverage determination will be reversed. The CTC enumeration counts disease burden and is a prognostic test, and although valuable, it does not meet many of the medical necessity requirements of Medicare and the payors. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector assays.

We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare-covered portions of our current assays and our planned future assays would, without Medicare reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

The processing of Medicare claims is subject to change at CMS’ discretion at any time. Cost containment initiatives may be a threat to Medicare reimbursement levels (including for the covered components of our current assays and our planned assays, including FISH analysis and molecular testing) for the foreseeable future.

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

If the FDA were to begin requiring approval or clearance of our current assays and our planned future assays, we could incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval or we could experience decreased demand for, or reimbursement of, our assays.

We provide our assays as LDTs. Historically; the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that offer LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls).  In recent years, however, the FDA has stated it intends to end its policy of enforcement discretion and regulate certain LDTs as medical devices.  To this end, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs)”, respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs.  The FDA has indicated that it does not intend to modify its policy of enforcement discretion until the draft guidance documents are finalized.  It is unclear at this time when, or if, the draft guidance documents will be finalized, and even then, the new regulatory requirements are proposed to be phased-in consistent with the schedule set forth in the guidance (in as little as 12 months after the draft guidance is finalized for certain high-priority LDTs).  Nevertheless, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time.  LDTs with the same intended use as a cleared or approved companion diagnostic are defined in FDA’s draft guidance as “high-risk LDTs (Class III medical devices)” for which premarket review would be first to occur.

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

In addition, HHS requested that its Advisory Committee on Genetics, Health and Society make recommendations about the oversight of genetic testing. A final report was published in April 2008. If the report’s recommendations for increased oversight of genetic testing were to result in further regulatory burdens, they could negatively affect our business and delay the commercialization of assays in development.

The requirement of pre-market review could negatively affect our business until such review is completed and clearance to market or approval is obtained. The FDA could require that we stop selling our cancer diagnostic assays pending pre-market clearance or approval. If the FDA allows our assays to remain on the market but there is uncertainty about our assays, if they are labeled investigational by the FDA or if labeling claims the FDA allows us to make are very limited, orders from physicians or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and making a 510(k) submission, or filing a pre-market approval application with the FDA. If the FDA requires pre-market review, our assays may not be cleared or approved on a timely basis, if at all. We may also decide voluntarily to pursue FDA pre-market review of our assays if we determine that doing so would be appropriate.

Additionally, should future regulatory actions affect any of the reagents we obtain from suppliers and use in conducting our assays, our business could be adversely affected in the form of increased costs of testing or delays, limits or prohibitions on the purchase of reagents necessary to perform our testing.

If we were required to conduct additional clinical studies or trials before continuing to offer assays that we have developed or may develop as LDTs, those studies or trials could lead to delays or failure to obtain necessary regulatory approval, which could cause significant delays in commercializing any future products and harm our ability to achieve sustained profitability.

If the FDA decides to require that we obtain clearance or approvals to commercialize our current assays or our planned future assays, we may be required to conduct additional pre-market clinical testing before submitting a regulatory notification or application for commercial sales. In addition, as part of our long-term strategy we may plan to seek FDA clearance or approval so we can sell our assays outside our CLIA laboratory; however, we would need to conduct additional clinical validation activities on our assays before we can submit an application for FDA approval or clearance. Clinical trials must be conducted in compliance with FDA regulations or the FDA may take enforcement action or reject the data. The data collected from these clinical trials may ultimately be used to support market clearance or approval for our assays. We believe it would likely take two years or more to conduct the clinical studies and trials necessary to obtain approval from the FDA to commercially launch our current assays and our planned future assays outside of our clinical laboratory. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our test claims or that the FDA or foreign authorities will agree with our conclusions regarding our test results. Success in early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior clinical trials and studies. If we are required to conduct pre-market clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our assay development costs and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. Moreover, the clinical trial process may fail to demonstrate that our current assays and our planned future assays are effective for the proposed indicated uses, which could cause us to abandon an assay candidate and may delay development of other assays.

We may find it necessary to engage contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory clearance or approval for our current assays and our planned future assays. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our assays or to achieve sustained profitability.

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

Moreover, HITECH, enacted as part of ARRA, among other things, established certain health information security breach notification requirements, which were later further modified by the Final Omnibus Rule. In the event of a breach of unsecured Protected Health Information, a covered entity must notify each individual whose Protected Health Information is breached, federal regulators and in some cases, must publicize the breach in local or national media. Breaches affecting 500 individuals or more may be publicized by federal regulators who publicly identify the breaching entity, the circumstances of the breach and the number of individuals affected.

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

Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that we or our licensors were the first to make the invention claimed in our owned and licensed patents or pending applications, or that we or our licensor were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, in the United States prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. After March 15, 2013, under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, enacted on September 16, 2011, the United States has moved to a first to file system. The Leahy-Smith Act also includes a number of significant changes that affect the way patent applications will be prosecuted and may also affect patent litigation. The effects of these changes are currently unclear as the United States Patent and Trademark Office, or USPTO, must still implement various regulations, the courts have yet to address any of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. In general, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Before our initial public offering, there was no public market for our common stock. Market prices for securities of early-stage life sciences companies have historically been particularly volatile. The factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

•	progress, or lack of progress, in developing and commercializing our current assays and our planned future assays;
•	favorable or unfavorable decisions about our assays from government regulators, insurance companies or other third-party payors;
•	our ability to remain compliant with the terms of our April 2014 Credit Facility;
•	our ability to recruit and retain qualified research and development personnel;
•	changes in investors’ and securities analysts’ perception of the business risks and conditions of our business;
•	changes in our relationship with key collaborators;
•	changes in the market valuation or earnings of our competitors or companies viewed as similar to us;
•	changes in key personnel;
•	depth of the trading market in our common stock;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the granting or exercise of employee stock options or other equity awards;
•	realization of any of the risks described under this section entitled “Risk Factors”; and
•	general market and economic conditions.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	the rate of adoption and/or continued use of our current assays and our planned future assays by healthcare practitioners;
•	variations in the level of expenses related to our development programs;
•	addition or reduction of resources for sales and marketing;
•	addition or termination of clinical utility studies;
•	any intellectual property infringement lawsuit in which we may become involved;
•	third party payor determinations affecting our assays; and
•	regulatory developments affecting our assays.

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

Sales of substantial amounts of our common stock, or the perception that these sales may occur, could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We had outstanding 19,683,402 shares of common stock as of March 3, 2016, 2,862,878 of which are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act.

We have registered for sale the 165,000 commitment fee common shares and 625,000 initial purchase common shares that we have issued and 2,984,122 shares that we may sell to Aspire Capital under a common stock purchase agreement. Approximately $14.0 million, or up to 2,984,122 shares, remains available to be issued to Aspire Capital under this agreement as of March 3, 2016. Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under the Aspire Capital common stock purchase agreement may cause the trading price of our common stock to decline. Aspire Capital may ultimately purchase all, some or none of the common stock that can be sold pursuant to the common stock purchase agreement. Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the common stock purchase agreement. Sales by Aspire Capital of shares acquired pursuant to the common stock purchase agreement may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Aspire Capital in such offering, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. However, we have the right under the common stock purchase agreement to control the timing and amount of sales of our shares to Aspire Capital, and the common stock purchase agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

In addition, as of March 3, 2016, we had outstanding options to purchase 2,378,201 shares of our common stock, 32,769 shares of common stock were issuable upon the settlement of outstanding restricted stock units, or RSUs, and we had outstanding warrants to purchase 2,201,613 shares of our common stock. Shares issued upon the exercise of stock options or upon the settlement of outstanding RSUs generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

Claire K. T. Reiss beneficially owned approximately 10.3% of our common stock at March 3, 2016. Mrs. Reiss has significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of The NASDAQ Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Further, there are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act, enacted in 2010, that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period. We intend to continue taking advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Our ability to use our estimated net operating loss carryforwards and certain other tax attributes may be limited.

Our ability to utilize our estimated federal net operating loss, carryforwards and federal tax credits may be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations apply if an “ownership change,” as defined by Section 382 of the Code, occurs. If we have experienced an ownership change at any time since our formation, we may already be subject to limitations on our ability to utilize our existing net operating losses and other tax attributes to offset taxable income. In addition, future changes in our stock ownership (including in connection with this or future offerings, as well as other changes that may be outside of our control), may trigger an ownership change and, consequently, limitations under Sections 382 and 383 of the Code. As a result, if we earn net taxable income, our ability to use our estimated pre-change net operating loss carryforwards and other tax attributes to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. As of December 31, 2015, we had estimated federal and state net operating loss carryforwards of approximately $16.8 million and $8.5 million, respectively, and estimated federal and California research and development credits of $0.1 million and $3.3 million, respectively, which could be limited if we have experienced or do experience any “ownership changes.” We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future, however, we believe an ownership change likely occurred during 2015. As a result, we have estimated that the use of our net operating loss is limited and the amounts above represent the remaining net operating loss carryforwards and research and development credits we estimate can be used in the future, which remain fully offset by a valuation allowance to reduce the net asset to zero.

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

Pursuant to a sublease agreement dated March 30, 2015, we subleased 9,849 square feet, plus free use of an additional area, of our San Diego facility to an entity affiliated with our non-executive Chairman for $12,804 per month, with a refundable security deposit of $12,804 due from the subtenant. The initial term of the sublease expired on July 31, 2015, and is subject to renewal on a month-to-month basis thereafter.

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

Market Information

Our common stock began trading on The NASDAQ Capital Market on February 5, 2014 under the symbol “BIOC.” Before such time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Capital Market for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	For the year ended December 31, 2015
	High	Low
First Quarter	$4.91	$1.09
Second Quarter	$4.11	$2.06
Third Quarter	$3.09	$1.68
Fourth Quarter	$2.56	$1.26

	For the year ended December 31, 2014
	High	Low
First Quarter (beginning February 5, 2014)	$10.02	$6.51
Second Quarter	$8.00	$4.16
Third Quarter	$6.68	$2.37
Fourth Quarter	$4.60	$2.27

The last sale price for our common stock as reported by The NASDAQ Capital Market on March 3, 2016 was $1.38 per share.

Holders of Record

As of March 3, 2016, there were 205 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Upon receipt, the net proceeds from our initial public offering were invested in cash equivalents. As of December 31, 2015, we estimate that we had used all of the net proceeds from our initial public offering, with $12.1 million used to fund the commercialization of our breast cancer, lung cancer, and gastric cancer assays, research and development and other operating activities, $3.0 million for repayments of indebtedness and purchases of fixed assets, and $2.3 million for payments of deferred salaries, interest, and taxes thereon as well as initial public offering costs.

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

We are an early commercial-stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or “liquid biopsy.” Our current breast, lung and gastric cancer assays provide, and our planned future assays would provide, information to oncologists and other physicians that enable them to select appropriate personalized treatment for their patients based on better, timelier and more-detailed data on the characteristics of their patients’ tumors.

Our current assays and our planned future assays focus on all the key solid tumor indications utilizing our Target-SelectorTM offering for the biomarker analysis of CTCs and ctDNA from a standard blood sample. The Target-Selector offering is based on an internally developed and patented, microfluidics-based CTC capture and analysis platform, with enabling features that change how CTC testing can be used by clinicians by providing real-time biomarker detection and monitoring requiring only a standard blood sample. Our patent pending ctDNA technology enables mutation detection with enhanced sensitivity and specificity and is applicable to nucleic acid from CTCs or other sample types, such as blood plasma. We believe the Target-Selector technology can be used as a stand-alone test for molecular biomarker screening and monitoring.

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and accredited by the College of American Pathologists. We manufacture our microfluidic channels, related equipment and certain reagents to perform our current assays and our planned future assays at this facility. CLIA certification is required before any clinical laboratory, including ours, may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, or treatment of disease or the assessment of health. The assays we offer and intend to offer are classified as laboratory developed tests, or LDTs, under CLIA regulations.

We are continuing to commercialize our Target-Selector assays for a number of solid tumor indications such as: breast cancer, non-small cell lung cancer, or NSCLC, small cell lung cancer, or SCLC, gastric cancer, colorectal cancer, prostate cancer, and melanoma. These assays utilize our dual CTC and ctDNA technology platform and provide biomarker analysis from a standard blood sample.

In the case of our breast and gastric cancer offering, biomarker analysis involves fluorescence in situ hybridization, or FISH, for the detection and quantitation of the human epidermal growth factor receptor 2, or HER2, gene copy number as well as immunocytochemical analysis of estrogen receptor, or ER, protein, which is currently commercially available. We plan to include immunocytochemical analysis of progesterone receptor, or PR, proteins as part of the Target-Selector menu in 2016. A patient’s HER2 status provides the physician with information about the appropriateness of therapies such as Herceptin® or Tykerb®. ER and PR status provides the physician with information about the appropriateness of endocrine therapies such as tamoxifen and aromatase inhibitors.

The lung cancer biomarker analysis currently includes FISH testing for ALK and ROS1 gene rearrangements and mutation analysis of the T790M, Deletion 19, and L858R mutations of the epidermal growth factor receptor, or EGFR, gene as well as B-RAF and K-RAS using our Target-Selector platform.  The L858R mutation of the EGFR gene and Exon 19 deletions as activators of EGFR kinase activity are associated with the drugs Tarceva®, Gilotrif® and Iressa®. The codon 12 and 13 mutations of the K-RAS gene are found in patients whose tumors are unlikely to respond to the EGFR kinase inhibitors such as Erbitux® and Vectibix®.

For lung cancer, we also offer a resistance panel assay consisting of the biomarkers MET, HER2 (both of which we perform using our technology for CTCs) and T790M which is performed using ctDNA in plasma. This assay could be used by physicians to identify the mechanism causing disease progression for patients with NSCLC who are being treated with TKI therapy and therefore could qualify for inclusion in a clinical trial.

Fibroblast growth receptor 1, or FGFR1, amplification is offered using our CTC technology.  FGFR1 is present in several tumor types, including both NSCLC and SCLC and has been shown to be a prognostic indicator of progression. FGFR1 is also a key target for many drugs which are in clinical development.

Mutations of the B-RAF gene are associated with Zelboraf® and Tafinlar®, which are both approved for treating patients with melanoma and are in clinical trials for lung cancer.  We offer testing for B-RAF on blood using our ctDNA offering.

We plan to add other biomarker analyses on blood samples to our current assays and our planned future Target-Selector assays as their relevance is demonstrated in clinical trials and/or included in guidelines used by physicians to make treatment decisions.

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

Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan depends on our ability to continue to develop and commercialize assays through our CLIA-certified, CAP-accredited, and state-licensed laboratory. We have launched our Target-Selector offering for breast cancer, lung cancer, gastric cancer, colorectal cancer, prostate cancer, and melanoma, and plan to continue to launch a series of cancer diagnostic assays for different predictive biomarkers assays in the United States as LDTs performed in our laboratory, and enhance revenue for these products through the efforts of our sales and marketing organization, which we plan to expand. Our sales strategy is to engage oncologists and other physicians in the United States at private and group practices, hospitals and cancer centers. We also plan to evaluate potential opportunities for the commercialization of our products in other countries. In addition to testing for physicians and their patients, we plan to offer clinical trials testing and research services to help increase the efficiency and economic viability of clinical trials for pharmaceutical and biopharmaceutical companies and clinical research organizations both within and outside of the United States. We are currently exploring the possibility of introducing ctDNA technology outside the United States as part of CE-marked IVD test kits and/or testing systems utilizing our Target-Selector technologies. We plan to cooperate with partners on accessing markets internationally. We plan for this to be accomplished either through partnerships with local groups and distributors or the development of IVDs and/or test systems, including instrumentation. We also have a research and development program focused on technology enhancements, novel platform development, and evaluating clinical applications for our cancer diagnostic tests in different cancer types and clinical settings.

To facilitate market adoption of our assays, we anticipate having to successfully complete additional clinical utility studies with clinical samples to generate clinical utility data and then publish our results in peer-reviewed scientific journals. Our ability to complete such clinical studies is dependent upon our ability to leverage our collaborative relationships with leading institutions to facilitate our research, to conduct the appropriate clinical studies and to obtain favorable clinical data. We collaborate with physicians and researchers at Sarah Cannon Research Institute, Baylor College of Medicine, The University of Texas MD Anderson Cancer Center, the Dana-Farber Cancer Institute, the University of California, San Diego, University of California, Irvine,  Washington University, University of Colorado, Yale University and Columbia University and plan to expand our collaborative relationships to include other key thought leaders at other institutions for the cancer types we target with our Target Selector commercialized assays and our planned future assays. Such relationships help us develop and validate the effectiveness and utility of our commercialized assays and our planned future assays in specific clinical settings and provide us access to patient samples and data.

We believe that the factors discussed in the following paragraphs have had and are expected to continue to have a material impact on our results of operations and financial condition.

Revenues

We accessioned 1,608 commercial cases during the year ended December 31, 2015 as compared to 402 commercial cases for the same period in 2014, an increase of 1,206 cases, or 300%. Revenues from commercial cases are recognized as collected, and the expected collection period for a commercial case often extends beyond the end of the quarter in which accessioned, with multiple payments received per case. For commercial accessions received from January 1, 2015 through December 31, 2015, the expected price to be collected at 2015 Medicare schedule rates ranged from approximately $179 to $2,265 per accession, and the weighted-average expected price to be collected is approximately $759 per accession, although such reimbursement experience has not yet been achieved. Relatively higher reimbursement rates are expected to be achieved for cases billed to private payors.  Approximately 48% of commercial accessions billed from January 1, 2015 through December 31, 2015 were subject to Medicare reimbursement, and approximately 47% and 42% of commercial revenues and total revenues, respectively, during the twelve months ended December 31, 2015 were associated with Medicare. We were not reimbursed at these average rates in 2015 for a variety of reasons, including billing challenges related to changes in Medicare CPT codes for our FISH assays in early 2015 and because we were setting up our internal processes and managing an external “out-sourced” billing company.  Additionally, a significant amount of our non-Medicare business (private payors) for a good portion of 2015 was not contracted and reimbursement for this business was not at “in network” rates and was therefore inconsistent.  We did begin to contract private payor networks in 2015 and our number of accessions treated as “in network” increased and reimbursement is improving.  We are currently contracted with six Preferred Provider Organization networks and one large health plan and expect to continue to gain contracts in order to be considered as an “in-network” provider with additional plans.

From January through August 2014, approximately $43,000, or approximately 32% of our annual revenues in 2014, was billed to our clinical partner, the Dana-Farber Cancer Institute. From January through December 2015, approximately $32,400, or approximately 5% of our annual revenues in 2015, was billed to our clinical partner, The University of Texas MD Anderson Cancer Center. The clinical laboratory industry is highly competitive, and our relationships and our partners’ relationships with decision-makers at hospitals, cancer centers or physician offices is a critical component of securing their business. Consequently, our ability to establish and manage partnerships with groups that have sales and marketing capabilities in our target markets and attract and maintain productive sales personnel that have and can grow these relationships will largely determine our ability to grow our clinical services revenue.

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

General and Administrative Expenses. General and administrative expenses consist principally of personnel-related expenses, professional fees, such as legal, accounting and business consultants, occupancy costs, and other general expenses. We expect that our general and administrative expenses will increase as we expand our business operations. We further expect that general and administrative expenses will increase significantly due to increased information technology, legal, insurance, accounting and financial reporting expenses associated with expanded commercial activities.

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

Stock-Based Compensation Expense

We account for stock-based compensation under the provisions of ASC Topic 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option pricing model, or Black-Scholes valuation model. The fair value of RSUs is determined by the price of the Company’s common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. We estimate forfeitures at the time of grant and revise our estimates in subsequent periods if actual forfeitures differ from those estimates.

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

Warrant Liability

Warrants for shares that are contingently redeemable and for which the exercise price is not fixed are classified as liabilities on the accompanying balance sheets and carried at their estimated fair value, determined through use of a probability-weighted Black-Scholes valuation model. At the end of each reporting period, any changes in fair value are recorded as a component of total other income/(expense). As of the closing of the Company’s initial public offering on February 10, 2014, the exercise price underlying the majority of the Company’s warrants was fixed and the fair value of those warrants was reclassified to shareholders’ equity/(deficit), while a preferred stock warrant to purchase an equivalent of 1,587 shares of common stock remained liability-classified at both December 31, 2014 and 2015.

Results of Operations

Years Ended December 31, 2014 and 2015

The following table sets forth certain information concerning our results of operations for the periods shown:

	For the year ended December 31,		Change
	2014	2015	$	%
(dollars in thousands)
Revenues	$133	$610	$477	359%
Cost of revenues	2,170	4,596	2,426	112%
Research and development expenses	4,498	2,858	(1,640)	(36%)
General and administrative expenses	5,202	5,687	485	9%
Sales and marketing expenses	2,137	3,880	1,743	82%
Loss from operations	(13,874)	(16,411)	(2,537)	18%
Interest expense, net	(1,789)	(640)	1,149	(64%)
Change in fair value of warrant liability	(201)	1	202	(100%)
Other income	—	102	102	—
Loss before income taxes	(15,864)	(16,948)	(1,084)	7%
Income tax expense	(2)	(2)	—	—
Net loss	$(15,866)	$(16,950)	$(1,084)	7%

Revenues

Revenues were approximately $610,000 for the year ended December 31, 2015, compared with approximately $133,000 for the same period in 2014, an increase of $477,000, or 359%. The increase was due to an increase of approximately $457,000 in commercial assay revenues resulting primarily from an increase in commercial assay collections, as well as an increase of approximately $23,000 in development services revenues with 216 development services assays completed during the year ended December 31, 2015 as compared to 115 assays during the same period in 2014.

Costs and Expenses

Costs of Revenues. Cost of revenues was approximately $4,596,000 for the year ended December 31, 2015, compared with approximately $2,170,000 for the year ended December 31, 2014, an increase of $2,426,000, or 112%. The increase was primarily attributable to an increase of approximately $1,723,000 related to the greater proportion of laboratory costs charged to cost of revenues as a result of increased sample volume that related to revenue-generating activities relative to the total number of samples processed during the year ended December 31, 2015 as compared to the same period in 2014, as well as an increase of approximately $1,064,000 in personnel, materials and other direct costs mainly related to higher assay volume, partially offset by a decrease of approximately $258,000 in allocated facilities costs and a decrease of approximately $111,000 in non-recurring stock-based compensation and other personnel costs triggered by our initial public offering in February 2014.

Research and Development Expenses. Research and development expenses were approximately $2,858,000 for the year ended December 31, 2015, compared with approximately $4,498,000 for the year ended December 31, 2014, a decrease of $1,640,000, or 36%. The decrease was primarily attributable to a decrease of approximately $1,723,000 related to the lower proportion of laboratory costs charged to research and development as a result of decreased sample volume associated with research and development activities relative to the total number of samples processed during the year ended December 31, 2015 as compared to the same period in 2014, a decrease of approximately $145,000 in non-recurring personnel costs triggered by our initial public offering in February 2014, and a decrease of approximately $103,000 in allocated facilities costs, partially offset by an increase of approximately $316,000 in personnel costs attributable primarily to the increase in the average number of employees in the research and development function from 6 employees during the year ended December 31, 2014 to 8 employees during the same period in 2015.

General and Administrative Expenses. General and administrative expenses were approximately $5,687,000 for the year ended December 31, 2015, compared with approximately $5,202,000 for the year ended December 31, 2014, an increase of $485,000, or 9%. The increase was primarily due to an increase of approximately $556,000 in legal, consulting, billing, and other service provider costs mainly associated with expanded commercial activities, an increase of approximately $407,000 in allocated facilities costs, and an increase of approximately $264,000 in personnel costs attributable primarily to the increase in the average number of general and administrative employees from 6 employees during the year ended December 31, 2014 to 8 employees during the same period in 2015, partially offset by a decrease of approximately $581,000 in non-recurring stock-based compensation and other personnel costs triggered by our initial public offering in February 2014, as well as a decrease of approximately $190,000 in legal patent fees.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $3,880,000 for the year ended December 31, 2015, compared with approximately $2,137,000 for the year ended December 31, 2014, an increase of $1,743,000, or 82%. The increase was primarily due to an increase of approximately $1,460,000 in personnel costs and travel expenses associated with an increase in the average number of employees included in the sales and marketing function from 6 employees during the year ended December 31, 2014 to 13 employees during the same period in 2015, as well as an increase of approximately $276,000 in consulting and other service provider costs associated with expanded commercial activities.

Interest Income and Expense

Interest expense was approximately $640,000 during the year ended December 31, 2015, compared with approximately $1,789,000 for the year ended December 31, 2014, a decrease of $1,149,000, or 64%. The decrease was due to amortization and write-offs of discounts to convertible notes payable that were converted into common stock and our revolving line of credit that was repaid in February 2014, partially offset by an increase of approximately $183,000 in cash interest expense primarily associated with our April 2014 Credit Facility.

Change in Fair Value of Warrant Liability

The decrease in the non-cash loss of approximately $202,000 for the year ended December 31, 2015 as compared to the same period in 2014 is primarily due to a fewer number of estimated average warrants outstanding, as the majority of the outstanding liability-classified warrants were reclassified to equity upon the closing of our initial public offering in February 2014.

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

We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future, however, we believe an ownership change likely occurred during 2015. As a result, we have estimated that the use of our net operating loss is limited and the remaining net operating loss carryforwards and research and development credits we estimate can be used in the future remain fully offset by a valuation allowance to reduce the net asset to zero.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

Liquidity and Capital Resources

We are actively working to improve our financial position and enable the growth of our business, by raising new capital and generating revenues.

Equity Financings

Pursuant to an underwriting agreement dated February 4, 2014 between us and Aegis Capital Corp., or Aegis, as representative of the several underwriters named therein, an initial public offering of 1,900,000 shares of common stock at $10.00 per share was effected on February 5, 2014. The closing of the sale of these shares to the underwriters occurred on February 10, 2014. We received, after deducting underwriting discounts and additional costs paid to the underwriters, approximately $17.4 million of net cash proceeds from the sale of these 1,900,000 shares. The total increase in capital as a result of the sale of these shares was approximately $16.5 million after deducting $0.9 million of additional non-underwriter costs incurred that are netted against these proceeds under applicable accounting guidance. In addition, designees of Aegis were issued warrants to buy (in the aggregate) up to 95,000 shares of common stock at $12.50 per share with a term of five years.

Pursuant to an underwriting agreement dated February 9, 2015 between us, Aegis and Feltl and Company, as underwriters named therein, a public offering of 8,000,000 shares of our common stock and warrants to purchase up to an aggregate of 8,000,000 shares of common stock was effected at a combined offering price of $1.25. The estimated grant date fair value of these warrants of $7.7 million was recorded as an offset to additional paid-in capital within common stock issuance upon the closing of this offering. Each of the members of our Board of Directors participated in this offering, purchasing an aggregate 142,000 shares of our common stock and warrants to purchase up to an aggregate of 142,000 shares of our common stock for a total purchase price of $177,500. All warrants sold in this offering have a per share exercise price of $1.56, are exercisable immediately and expire five years from the date of issuance. The closing of the sale of these securities to the underwriters occurred on February 13, 2015, when we received, after deducting underwriting discounts and additional costs paid to the underwriters, $9.1 million of net cash proceeds. The total increase in capital as a result of the sale of these shares and warrants was $8.8 million after deducting $0.3 million of additional non-underwriter costs incurred. Additionally, the underwriters were granted a 45-day option to purchase up to 1,200,000 additional shares of common stock at a price of $1.25 per share and/or additional warrants to purchase up to 1,200,000 shares of common stock at a price of $0.0001 per warrant, less underwriting discounts and commissions, to cover over-allotments, if any, which was not exercised. The estimated grant date fair value of the over-allotment options and warrants of $1.6 million was recorded as an offset to additional paid-in capital within common stock issuance costs upon the closing of this offering. Underwriter costs and discounts of $0.2 million and $0.7 million, respectively, as well as additional non-underwriter costs associated with the offering of $0.3 million, were also recorded to common stock issuance costs upon closing. Subsequent to the closing of this offering on February 13, 2015 and through March 3, 2016, additional cash proceeds of $9.8 million have been received from the exercise of warrants sold in such offering. As such, the aggregate total increase in capital related to this offering has been $18.6 million, after deducting $0.9 million of underwriter costs and discounts and $0.3 million of additional non-underwriter costs incurred, which were netted against these proceeds under applicable accounting guidance.

In May 2015, the SEC declared effective a shelf registration statement filed by us. The shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50.0 million, subject to certain limitations for so long as our public float is less than $75.0 million. As of December 31, 2015, we had not sold any securities under this shelf registration statement.  The specific terms of future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

On December 21, 2015, we entered into a common stock purchase agreement with Aspire Capital, which committed to purchase up to an aggregate of $15.0 million of shares of our common stock over the 30-month term of the common stock purchase agreement.  Upon execution of the common stock purchase agreement, we sold to Aspire Capital 625,000 shares of common stock at $1.60 per share for proceeds of $1,000,000, and we concurrently also entered into a registration rights agreement with Aspire Capital, pursuant to which we filed a registration statement registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the common stock purchase agreement. Under the common stock purchase agreement, on any trading day selected by us, we have the right, in our sole discretion, to present a purchase notice directing Aspire Capital to purchase up to 100,000 shares of our common stock per business day, up to $15.0 million of our common stock in the aggregate at a per share price equal to the lesser of either i) the lowest sale price of our common stock on the purchase date, or ii) the arithmetic average of the three lowest closing sale prices for our common stock during the 10 consecutive trading days ending on the trading day immediately preceding the purchase date. In addition, on any date on which we submit a purchase notice to Aspire Capital in an amount equal to 100,000 shares and our stock price is not less than $0.50 per share, we also have the right, in our sole discretion, to present Aspire

Capital with a volume-weighted average price purchase notice directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of our common stock traded on our principal market on the next trading day, subject to a maximum number of shares we may determine.  The purchase price per share pursuant to such volume-weighted average price purchase notice is generally 97% of the volume-weighted average price for our common stock traded on our principal market on the volume-weighted average purchase date. The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the purchase price. We may deliver multiple purchase notices and volume-weighted average price purchase notices to Aspire Capital from time to time during the term of the common stock purchase agreement, so long as the most recent purchase has been completed. The common stock purchase agreement provides that we and Aspire Capital shall not effect any sales on any purchase date where the closing sale price of our common stock is less than $0.50.  There are no trading volume requirements or restrictions under the common stock purchase agreement, and we will control the timing and amount of sales of our common stock to Aspire Capital.  Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as directed by us in accordance with the common stock purchase agreement.  There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the common stock purchase agreement.  In consideration for entering into, and concurrently with the execution of, the common stock purchase agreement, we issued to Aspire Capital 165,000 shares of our common stock.  The common stock purchase agreement may be terminated by us at any time, at our discretion, without any cost to us. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the common stock purchase agreement. Any proceeds we receive under the common stock purchase agremeent are expected to be used for working capital and general corporate purposes. Approximately $14.0 million, or up to 2,984,122 shares, remains available to be issued to Aspire Capital under this agreement as of March 3, 2016.

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

On April 30, 2014, we received net cash proceeds of approximately $4,898,000 pursuant to the execution of a credit facility entered into with Oxford Finance LLC, or the April 2014 Credit Facility. Upon the entry into the April 2014 Credit Facility, we were required to pay the lenders a facility fee of $50,000. The April 2014 Credit Facility is secured by substantially all of our personal property other than our intellectual property. The term loan under the April 2014 Credit Facility bears interest at an annual rate equal to the greater of (i) 7.95% or (ii) the sum of (a) the three-month U.S. LIBOR rate reported in the Wall Street Journal three business days prior to the funding date of the applicable term loan, plus (b) 7.71%, such rate to be fixed at the time of borrowing. The term loan bears interest at an annual rate of 7.95%. We were required to make interest-only payments on the term loan through August 1, 2015. The outstanding term loan under the April 2014 Credit Facility began amortizing at the end of the applicable interest-only period, with monthly payments of principal and interest being made by us to the lenders in consecutive monthly installments following such interest-only period. The term loan under the April 2014 Credit Facility matures on July 1, 2018. Upon repayment, we are also required to make a final payment to the lenders equal to 5.5% of the original principal amount funded. At our option, we may prepay the outstanding principal balance of the term loan in whole but not in part, subject to a prepayment fee of 2% of the amount prepaid if the prepayment occurs prior to April 30, 2016, and 1% of any amount prepaid after April 30, 2016. The April 2014 Credit Facility includes affirmative and negative covenants applicable to us and any subsidiaries we create in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on our transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. The April 2014 Credit Facility also includes events of default, the occurrence and continuation of which provide Oxford Finance LLC, as collateral agent, with the right to exercise remedies against us and the collateral securing the term loan under the April 2014 Credit Facility, including foreclosure against our properties securing the April 2014 Credit Facility, including our cash. These events of default include, among other things, our failure to pay any amounts due under the April 2014 Credit Facility, a breach of covenants under the April 2014 Credit Facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250,000, and a final judgment against us in an amount greater than $250,000. A warrant to purchase up to 52,966 shares of our common stock at an exercise price of $4.72 per share with a term of 10 years was issued to Oxford Finance LLC on April 30, 2014. The estimated fair value of the warrant issued of $233,107 was recorded as a discount to outstanding debt as of the closing date.

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

•

The $5.2 million principal amount and the approximate $313,000 of accrued interest on convertible notes issued in 2013 held by various persons, including several affiliates, were converted at $10.00 per share into a total of 547,803 shares of common stock. The following persons received the following numbers of such shares:

•	Affiliates of Claire K. T. Reiss, majority stockholder—270,484
•	Affiliate of David F. Hale, Chairman—47,181
•	Affiliate of Edward Neff, Director—108,140
•	Marsha Chandler, Director—5,078

•	M. Faye Wilson, Director—2,650
•	Bruce E. Gerhardt, Director—1,055

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	For the year ended December 31,
	2014	2015
(dollars in thousands)
Cash provided by (used in):
Operating activities	$(14,576)	$(15,155)
Investing activities	(395)	(165)
Financing activities	20,266	18,777
Net increase in cash and cash equivalents	$5,295	$3,457

Cash Used in Operating Activities. Net cash used in operating activities was $15.2 million for the year ended December 31, 2015, compared to net cash used in operating activities of $14.6 million for the year ended December 31, 2014. In all periods the primary use of cash was to fund our net loss. The increase of $0.6 million in cash used in operating activities for the year ended December 31, 2015 as compared to the same period in 2014 also includes a decrease of $2.5 million in cash used to fund operating assets and liabilities, primarily related to the payment of deferred salaries, interest and taxes thereon as well as initial public offering costs, which was partially offset by a $2.0 million decrease in non-cash operating expenses during the year ended December 31, 2015 as compared to the same period in 2014. The decrease in non-cash operating expenses was mainly due to non-recurring costs triggered by our initial public offering in February 2014, including interest expense associated with amortization and write-offs of discounts to convertible notes payable that were converted into common stock and our revolving line of credit that was repaid, as well as stock-based compensation expense, in addition to a decrease in non-cash loss related to outstanding liability-classified warrants that were reclassified to equity upon the closing of our initial public offering.

Cash Used in Investing Activities. Cash used in investing activities of approximately $165,000 and $395,000 during the years ended December 31, 2015 and 2014, respectively, was related to the acquisition of fixed assets.

Cash Provided by Financing Activities. Net cash provided by financing activities was $18.8 million for the year ended December 31, 2015, compared to net cash provided by financing activities of $20.3 million for the year ended December 31, 2014. Our primary source of financing in the year ended December 31, 2014 consisted of proceeds from our initial public offering. Our primary sources of financing in the year ended December 31, 2015 consisted of proceeds from our follow-on public offering and the exercise of common stock warrants sold in that offering, as well as proceeds from the sale of common stock to Aspire Capital.

Capital Resources and Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. It may take several years to achieve positive operational cash flow or we may not ever achieve positive operational cash flow. We expect that we will use a portion of the net proceeds from our follow-on public offering, the proceeds from our common stock purchase agreement with Aspire Capital, and our revenues from operations to hire sales and marketing personnel, support increased sales and marketing activities, fund further research and development, clinical utility studies and future enhancements of our assays, acquire equipment, implement automation and scale our capabilities to prepare for significant assay volume, for general corporate purposes and to fund ongoing operations and the expansion of our business, including the increased costs associated with expanded commercial activities. We may also use a portion of the net proceeds from our follow-on public offering and the proceeds from our common stock purchase agreement with Aspire Capital to acquire or invest in businesses, technologies, services or products, although we do not have any current plans to do so.

As of December 31, 2015, our cash and cash equivalents totaled $8.8 million, and our outstanding indebtedness totaled $5.1 million (including $0.2 million of interest accrued thereon, and excluding $0.2 million of associated debt discounts). While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. Management expects that the Company will need additional financing in the future to execute on its current or future business strategies beyond June 2016.

On February 13, 2015, we received net cash proceeds of $9.1 million as a result of the closing of our follow-on public offering, before deducting $0.3 million of additional non-underwriting costs incurred. Between February 13, 2015 and March 3, 2016, additional cash proceeds of $9.8 million have been received from the exercise of warrants sold in such offering.

In May 2015, the SEC declared effective a shelf registration statement filed by us. The shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50.0 million, subject to certain limitations for so long as our public float is less than $75.0 million. As of December 31, 2015, we had not sold any securities under this shelf registration statement.

On December 21, 2015, we entered into a common stock purchase agreement with Aspire Capital, which committed to purchase up to an aggregate of $15.0 million of shares of our common stock over the 30-month term of the common stock purchase agreement.  Upon execution of the common stock purchase agreement, we sold to Aspire Capital 625,000 shares of common stock at $1.60 per share for proceeds of $1,000,000, and we concurrently also entered into a registration rights agreement with Aspire Capital, pursuant to which we filed a registration statement registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the common stock purchase agreement. In consideration for entering into, and concurrently with the execution of, the common stock purchase agreement, we issued to Aspire Capital 165,000 shares of our common stock.

We expect that we will need additional financing in the future to execute on our current or future business strategies. Until we can generate significant cash from operations, including assay revenues, we expect to continue to fund operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50.0 million, subject to certain limitations for so long as our public float is less than $75.0 million. We also have entered into a common stock purchase agreement with Aspire Capital pursuant to which we can sell up to $15.0 million of shares of our common stock to Aspire Capital over the 30-month term of the common stock purchase agreement. Approximately $14.0 million, or up to 2,984,122 shares, remains available to be issued to Aspire Capital under this agreement as of March 3, 2016. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

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

We may raise additional capital to fund our current operations and to fund expansion of our business to meet our long-term business objectives through public or private equity offerings, our common stock purchase agreement with Aspire Capital, debt financings, borrowings or strategic partnerships coupled with an investment in our company or a combination thereof. If we raise additional funds through the issuance of convertible debt securities, or other debt securities, these securities could be secured and could have rights senior to those of our common stock. In addition, any new debt incurred by us could impose covenants that restrict our operations. The issuance of any new equity securities will also dilute the interest of our current stockholders. Given the risks associated with our business, including our unprofitable operating history and our ability or inability to develop additional assays, additional capital may not be available when needed on acceptable terms, or at all. If adequate funds are not available, we will need to curb our expansion plans or limit our research and development activities, which would have a material adverse impact on our business prospects and results of operations.

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

Item 8. Financial Statements and Supplementary Data

Biocept, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Biocept, Inc.

We have audited the accompanying balance sheets of Biocept, Inc. as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, shareholders’ equity/(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biocept, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and is dependent on future financings to fund operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 10, 2016

Biocept, Inc.

Balance Sheets

	December 31,	December 31,
	2014	2015
Current assets:
Cash and cash equivalents	$5,364,582	$8,821,329
Accounts receivable	10,600	34,200
Inventories, net	188,728	349,271
Prepaid expenses and other current assets	338,721	435,938
Total current assets	5,902,631	9,640,738
Fixed assets, net	662,422	946,180
Total assets	$6,565,053	$10,586,918
Current liabilities:
Accounts payable	$641,406	$632,538
Accrued liabilities	699,903	966,899
Supplier financings	33,674	42,369
Current portion of equipment financings	55,800	110,924
Current portion of credit facility	—	1,588,058
Total current liabilities	1,430,783	3,340,788
Non-current portion of equipment financings, net	68,801	291,189
Non-current portion of credit facility, net	4,731,322	2,638,487
Non-current portion of interest payable	54,537	153,547
Non-current portion of deferred rent	500,179	470,172
Total liabilities	6,785,622	6,894,183
Commitments and contingencies (see Note 19)
Shareholders’ equity/(deficit):
Common stock, $0.0001 par value, 40,000,000 authorized; 4,449,603 issued and outstanding at December 31, 2014; 19,670,054 issued and outstanding at December 31, 2015 (see Note 4)	445	1,967
Additional paid-in capital	138,066,008	158,927,316
Accumulated deficit	(138,287,022)	(155,236,548)
Total shareholders’ equity/(deficit)	(220,569)	3,692,735
Total liabilities and shareholders’ equity/(deficit)	$6,565,053	$10,586,918

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.

Statements of Operations and Comprehensive Loss

	For the year ended December 31,
	2014	2015
Revenues:	$133,415	$609,909
Costs and expenses:
Cost of revenues	2,170,548	4,596,158
Research and development expenses	4,497,790	2,857,770
General and administrative expenses	5,201,997	5,686,398
Sales and marketing expenses	2,137,004	3,880,386
Total costs and expenses	14,007,339	17,020,712
Loss from operations	(13,873,924)	(16,410,803)
Other income/(expense):
Interest expense, net	(1,789,680)	(640,478)
Change in fair value of warrant liability	(200,936)	931
Other income	—	102,432
Total other income/(expense):	(1,990,616)	(537,115)
Loss before income taxes	(15,864,540)	(16,947,918)
Income tax expense	(1,506)	(1,608)
Net loss & comprehensive loss	$(15,866,046)	$(16,949,526)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	3,997,797	16,538,963
Diluted	3,997,797	16,538,963
Net loss per common share:
Basic	$(3.97)	$(1.02)
Diluted	$(3.97)	$(1.02)

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.

Statements of Shareholders’ Equity/(Deficit)

	Series A Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2013	69,421,047	$6,942	185,550	$19	$109,958,001	$(122,420,976)	$(12,456,014)
Stock-based compensation expense	—	—	—	—	1,822,661	—	1,822,661
Shares issued for conversion of Series A Preferred Stock	(69,421,047)	(6,942)	1,652,851	165	6,777	—	—
Shares issued for conversion of notes payable and accrued interest of $6.6 million and $0.5 million, respectively	—	—	711,202	71	7,111,928	—	7,111,999
Reclassification of warrant liability derivative due to triggering event	—	—	—	—	2,475,620	—	2,475,620
Shares issued for initial public offering	—	—	1,900,000	190	16,457,914	—	16,458,104
Common stock warrants issued in connection with credit facility	—	—	—	—	233,107	—	233,107
Net loss	—	—	—	—	—	(15,866,046)	(15,866,046)
Balance at December 31, 2014	—	—	4,449,603	445	138,066,008	(138,287,022)	(220,569)
Stock-based compensation expense	—	—	—	—	1,377,824	—	1,377,824
Shares issued for restricted stock units	—	—	174,002	17	(17)	—	—
Shares issued for follow-on public offering	—	—	8,000,000	800	8,766,146	—	8,766,946
Shares issued pursuant to stock purchase agreement	—	—	790,000	79	957,921	—	958,000
Exercise of common stock warrants	—	—	6,256,449	626	9,759,434	—	9,760,060
Net loss	—	—	—	—	—	(16,949,526)	(16,949,526)
Balance at December 31, 2015	—	$—	19,670,054	$1,967	$158,927,316	$(155,236,548)	$3,692,735

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.

Statements of Cash Flows

	For the year ended December 31,
	2014	2015
Cash Flows From Operating Activities
Net loss	$(15,866,046)	$(16,949,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	251,203	261,409
Inventory reserve	(13,779)	(34,437)
Stock-based compensation	1,822,661	1,377,824
Non-cash interest expense related to convertible debt, credit facility and other financing activities	1,445,068	120,663
Change in fair value of warrant liability	200,936	(931)
Increase/(decrease) in cash resulting from changes in:
Accounts receivable	(1,400)	(23,600)
Inventory	(82,126)	(126,106)
Prepaid expenses and other current assets	(401,355)	(80,432)
Other non-current assets	500	—
Accounts payable	(981,869)	(51,790)
Accrued liabilities	(1,046,559)	240,901
Accrued interest	58,936	110,021
Deferred rent	38,178	1,163
Net cash used in operating activities	(14,575,652)	(15,154,841)
Cash Flows From Investing Activities:
Purchases of fixed assets	(394,925)	(165,160)
Net cash used in investing activities	(394,925)	(165,160)
Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	17,390,240	9,788,057
Proceeds from exercise of common stock warrants	—	9,760,060
Payments on equipment financings	(23,250)	(74,697)
Payments on supplier and other third party financings	(192,511)	(71,232)
Payments on line of credit	(2,346,000)	(625,440)
Proceeds from borrowings on line of credit	365,000	—
Proceeds from issuance of convertible notes and warrants	175,000	—
Net proceeds from borrowings on credit facility and warrants	4,897,502	—
Net cash provided by financing activities	20,265,981	18,776,748
Net increase in Cash and Cash Equivalents	5,295,404	3,456,747
Cash and Cash Equivalents at Beginning of Period	69,178	5,364,582
Cash and Cash Equivalents at End of Period	$5,364,582	$8,821,329
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$402,075	$405,715
Taxes	$800	$2,184

The accompanying notes are an integral part of these financial statements.

Non-cash Investing and Financing Activities:

During the years ended December 31, 2014 and 2015, the Company financed insurance premiums of $62,774 and $79,896, respectively, through third party financings. Such financings occur on an annual basis during the three months ended December 31 of each year. During the year ended December 31, 2014, the Company replaced its private company directors and officers liability insurance policy financed during the year ended December 31, 2013 with a public company policy. The previously financed premium balance of $44,559 was cancelled and a partial refund of $10,955 was received.

During the year ended December 31, 2014, common stock warrants with an estimated aggregate grant date fair value of $135,222 were issued in conjunction with guarantees on the Company’s additional borrowings under its line of credit and additional borrowings made under its convertible notes issued in 2013, and were recorded as a discount to outstanding debt at the date of issuance.

An initial public offering, or IPO, of the Company’s common stock was effected on February 5, 2014, the closing of which occurred on February 10, 2014 (see Note 4). On February 4, 2014, as contemplated by the registration statement covering the IPO, 69,421,047 shares of outstanding Series A Convertible Preferred Stock were automatically converted into 1,652,851 shares of common stock. In connection with the closing of the IPO on February 10, 2014, (i) the underwriters of the IPO were granted a 45 day option from the closing date to purchase up to 285,000 shares of common stock at $9.30 per share to cover overallotments with a grant date fair value of $202,143, which was recorded as an offset to additional paid-in capital within common stock issuance costs, (ii) certain designees of the representative of the underwriters were issued warrants to buy (in the aggregate) up to 95,000 shares of common stock at $12.50 per share with a term of five years and a grant date fair value of $544,116, and was recorded as an offset to additional paid-in capital within common stock issuance costs, (iii) underwriter IPO costs and discounts of $279,760 and $1,330,000, respectively, were netted against the proceeds from the IPO and are reflected as an offset to additional paid-in capital, (iv) the $1,400,000 principal amount and $233,982 of accrued interest related to the convertible note issued in 2008 were converted at $10.00 per share into a total of 163,399 shares of common stock, (v) the $5,165,000 principal amount and $313,017 of accrued interest related to the convertible notes issued in 2013 were converted at $10.00 per share into a total of 547,803 shares of common stock, (vi) derivative warrant liabilities of $2,475,620 associated with an aggregate of 387,152 common stock warrants related to the convertible notes issued in 2013 and line of credit were reclassified to additional paid-in capital when their underlying exercise price was fixed at $10.00 per share, and (vii) additional costs associated with the IPO of $932,136 were reclassified from prepaid expenses and other current assets to additional paid-in capital.

During the year ended December 31, 2014, a common stock warrant with an estimated grant date fair value of $233,107 was issued in conjunction with borrowings made under the Company’s April 2014 credit facility with Oxford Finance LLC, or the April 2014 Credit Facility, and was recorded as a discount to outstanding debt at the date of issuance (see Note 7).

A public offering of the Company’s common stock and warrants to purchase its common stock was effected on February 9, 2015, the closing of which occurred on February 13, 2015 (see Note 4). In connection with the closing of this offering, (i) warrants were issued to buy (in the aggregate) up to 8,000,000 shares of common stock at a price of $1.56 per share with a term of five years and an estimated grant date fair value of $7,690,395 (see Note 5), which was recorded as an offset to additional paid-in capital within common stock issuance costs, (ii) the underwriters were granted a 45 day option from the closing date of the offering to purchase up to 1,200,000 additional shares of common stock at a price of $1.25 per share and/or additional warrants to purchase up to 1,200,000 shares of common stock at a price of $0.0001 per warrant, less underwriting discounts and commissions, to cover over-allotments, if any, with an aggregate estimated grant date fair value of $1,627,396 (see Note 5) that was recorded to common stock issuance costs, and (iii) costs of $63,111 directly associated with this offering that were included in prepaid expenses and other current assets at December 31, 2014 were reclassified to common stock issuance costs.

Fixed assets purchased totaling $19,546 and $64,300 during the years ended December 31, 2014 and 2015, respectively, were not yet paid at each such date and are excluded from cash purchases in the Company’s statement of cash flows.

Fixed assets purchased for $140,267 and $337,085 during the years ended December 31, 2014 and 2015, respectively, were recorded as equipment financing obligations and are excluded from cash purchases in the Company’s statement of cash flows.

Costs associated with the Company’s February 2015 public offering totaling $63,111 were incurred during the year ended December 31, 2014 and remained unpaid as of December 31, 2014, and are excluded from changes in prepaid expenses and other current assets and accounts payable in the Company’s statement of cash flows.

The accompanying notes are an integral part of these financial statements.

BIOCEPT, INC.

NOTES TO FINANCIAL STATEMENTS

1. The Company and Business Activities

Biocept, Inc., or the Company, was founded in California in May 1997 and is a commercial-stage cancer diagnostics company developing and commercializing proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample to improve the treatment that oncologists provide to their patients by providing better, more detailed information on the characteristics of their tumor.

The Company operates a clinical laboratory that is CLIA-certified (under the Clinical Laboratory Improvement Amendment of 1988) and CAP-accredited (by the College of American Pathologists), and manufactures cell enrichment and extraction microfluidic channels, related equipment and certain reagents to perform the Company’s diagnostic assays in a facility located in San Diego, California. CLIA certification and accreditation are required before any clinical laboratory may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, treatment of disease, or assessment of health. The assays the Company offers are classified as laboratory developed tests under the CLIA regulations.

In July 2013, the Company effected a reincorporation to Delaware by merging itself with and into Biocept, Inc., a Delaware corporation, which had been formed to be and was a wholly-owned subsidiary of the Company since July 23, 2013.

2. Liquidity & Going Concern Uncertainty

As of December 31, 2015, cash and cash equivalents totaled $8.8 million. At December 31, 2014 and 2015, the Company had accumulated deficits of $138.3 million and $155.2 million, respectively. For the years ended December 31, 2014 and 2015, the Company incurred net losses of $15.9 million and $16.9 million, respectively. The Company borrowed a total of $0.5 million during the year ended December 31, 2014 under note agreements with certain shareholders and a line of credit. In addition, the Company borrowed $5.0 million during the year ended December 31, 2014 under the April 2014 Credit Facility. At December 31, 2015, the Company had aggregate gross interest-bearing indebtedness of approximately $5.6 million, of which approximately $2.1 million was due within one year in the absence of subjective acceleration of the April 2014 Credit Facility by Oxford Finance LLC, in addition to approximately $1.6 million of accounts payable and accrued liabilities. In February 2016, the Company signed a firm, noncancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in quarterly installments of $62,500 through May 2020 (see Note 19 for a description of the Company’s aggregate commitments and contingencies). These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On February 13, 2015, the Company received net cash proceeds of $9.1 million as a result of the closing of a follow-on public offering, before deducting $0.3 million of additional non-underwriting costs incurred. Subsequent to the closing of the follow-on public offering on February 13, 2015 and through March 3, 2016, additional cash proceeds of $9.8 million have been received from the exercise of warrants sold in such offering. On December 21, 2015, the Company received net cash proceeds of $958,000 as a result of a common stock purchase agreement with Aspire Capital Fund, LL, or Aspire Capital, with approximately $14.0 million, or up to 2,984,122 shares, available to be issued to Aspire Capital under this agreement as of March 3, 2016.

In May 2015, the SEC declared effective a shelf registration statement filed by the Company. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as the Company’s public float is less than $75 million. As of December 31, 2015, the Company had not sold any securities under this shelf registration statement.  The specific terms of future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Until the Company can generate significant cash from operations, including assay revenues, management’s plans to obtain such resources for the Company include proceeds from offerings of the Company’s equity securities or debt, or transactions involving product development, technology licensing or collaboration. Management can provide no assurances that any sources of a sufficient amount of financing will be available to the Company on favorable terms, if at all.

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

Revenue Recognition

Revenue is recognized in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 605, Revenue Recognition, and ASC 954-605 Health Care Entities, Revenue Recognition which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. For contract partners, revenue is recorded based upon the contractually agreed upon fee schedule. When assessing collectability, the Company considers whether there is sufficient payment history to reliably estimate a payor’s individual payment patterns. For new tests where there is limited evidence of payment history at the time the tests are completed, the Company recognizes revenue equal to the amount of cash received until such time as reimbursement experience can be established.

Approximately 10% and 34% of the Company’s revenues for the years ended December 31, 2015 and 2014, respectively, results from agreements with contracted partners. This revenue is derived from clinical laboratory testing performed in the Company’s laboratories under agreements with such partners. As there is a contractually agreed upon price, and collectability from the partners is reasonably assured, revenues for these tests are recognized at the time the test is completed.

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

In 2013, the Company entered into a research support agreement with a not-for-profit tax-exempt organization, Dana-Farber Partners Cancer Care, Inc., or Dana-Farber. For the year ended December 31, 2014, 32% of the revenues earned were billed through this relationship. In addition, 72% of the receivables were due from Dana-Farber at December 31, 2014.

In 2014, the Company entered into a research support agreement with a not-for-profit tax-exempt organization, The University of Texas MD Anderson Cancer Center, or MD Anderson. For the years ended December 31, 2014 and 2015, 2% and 5%, respectively, of the revenues earned were billed through this relationship. In addition, 28% and 86% of the receivables were due from MD Anderson at December 31, 2014 and 2015, respectively.

Concentrations of credit risk with respect to revenues and accounts receivable are primarily limited to certain clients including Dana-Farber and MD Anderson, and geographies to which the Company provides a significant volume of its services, and to specific payors of our services such as Medicare and individual insurance companies. Approximately 48% of commercial accessions billed from January 1, 2015 through December 31, 2015 were subject to Medicare reimbursement, and approximately 47% and 42% of commercial revenues and total revenues, respectively, during the twelve months ended December 31, 2015 were associated with Medicare.  The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. For the year ended December 31, 2014, revenues derived from clients within the states of Texas, Massachusetts, and California accounted for approximately 34%, 32% and 15%, respectively, of total revenues. For the year ended December 31, 2015, revenues derived from clients within the states of Texas, California and Maryland accounted for approximately 32%, 18%, and 12%, respectively, of total revenues. For the year ended December 31, 2014, the first, second, and third most significant clients accounted for approximately 32%, 20%, and 6%, respectively, of total revenues. For the year ended December 31, 2015, the first, second, and third most significant clients accounted for approximately 12%, 9%, and 5%, respectively, of total revenues.

The Company operates in one reportable business segment and historically has derived revenues only from the United States, with international revenues of $16,027, or approximately 3% of our net revenues, commencing in 2015 and received through the twelve months ended December 31 of such year.

Certain components used in the Company’s current or planned products are available from only one supplier, and substitutes for these components cannot be obtained easily or would require substantial design or manufacturing modifications or identification and qualification of alternative sources.

Accounts Receivable

Accounts receivable are carried at original invoice amounts, less an estimate for doubtful receivables, based on a review of all outstanding amounts on a periodic basis. The estimate for doubtful receivables is determined from an analysis of the accounts receivable on a quarterly basis, and is recorded as bad debt expense. As the Company only recognizes revenue to the extent collection is expected and reasonably assured, bad debt expense related to receivables from patient service revenue is recorded in general and administrative expense in the statement of operations and comprehensive loss. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. As of December 31, 2014 and 2015, management determined that all of the amounts recorded as accounts receivable were collectible, and no allowance for doubtful accounts was needed.

Inventories

Inventories are valued at the lower of cost or market value. Cost is determined by the average cost method. The Company records adjustments to its inventory for estimated obsolescence or diminution in market value equal to the difference between the cost of the inventory and the estimated market value. At the point of loss recognition, a new cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In addition, the Company records a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of the Company’s future demand forecasts consistent with its valuation of excess and obsolete inventory.

Fixed Assets

Fixed assets consist of machinery and equipment, furniture and fixtures, computer equipment and software, leasehold improvements, capital leased equipment and construction in process. Fixed assets are stated at cost less accumulated depreciation and amortization. Additions, improvements, and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the life of the lease or the asset, whichever is shorter. Depreciation expense for the years ended December 31, 2014 and 2015 was approximately $251,000 and $261,000, respectively.

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

Warrant Liability

Warrants for shares that are contingently redeemable and for which the exercise price is not fixed are classified as liabilities on the accompanying balance sheets and carried at their estimated fair value, determined through use of a Black-Scholes valuation model. As of and for the years ended December 31, 2014 and 2015, the Company evaluated and concluded that the fair value obtained from the Black-Scholes method of valuing the warrant liability does not materially differ from the valuation of such warrants using the Monte Carlo or binomial lattice simulation models, and therefore the use of the Black-Scholes valuation model was considered a reasonable method to value the warrants. At the end of each reporting period, any changes in fair value are recorded as a component of other income (expense). As of the closing of the Company’s IPO on February 10, 2014, the exercise price underlying the majority of the Company’s outstanding warrants was fixed and the fair value of those warrants was reclassified to shareholders’ equity/(deficit), while a preferred stock warrant to purchase an equivalent of 1,587 shares of common stock remained liability-classified at December 31, 2015.

Stock-based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC Topic 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes option pricing model, while the fair value of restricted stock unit awards, or RSUs, is determined by the Company’s stock price on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. The Company estimates forfeitures at the time of grant and revises these estimates in subsequent periods if actual forfeitures differ from those estimates (see Note 12).

The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, or ASC 505-50. Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. All issuances of equity instruments issued to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. These awards are recorded in expense and additional paid-in capital in shareholders’ equity over the applicable service periods based on the fair value of the options at the end of each period.

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

Research and Development

Research and development costs are expensed as incurred. The amounts expensed in the years ended December 31, 2014 and 2015 were approximately $4,498,000 and $2,858,000, respectively, which includes salaries of research and development personnel.

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

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year operating loss, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of December 31, 2014 and 2015, and therefore has not recognized any income tax benefit or expense in the periods presented.

ASC 740, Income Taxes, or ASC 740, clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from uncertain tax positions may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties for income taxes on the balance sheets at December 31, 2014 and 2015, and the Company has not recognized interest and/or penalties in the statements of operations for the years ended December 31, 2014 and 2015.

Recent Accounting Pronouncements

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

In April 2015, the FASB issued authoritative guidance requiring debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This guidance is effective on a retrospective basis for the annual reporting period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company early adopted this guidance on a retrospective basis for the interim reporting period ended March 31, 2015. A balance of $23,194 of such costs were reclassified from other non-current assets, net to non-current portion of credit facility, net in the Company’s balance sheet as of December 31, 2014. A total of $12,778 of such costs remain unamortized and recorded as an offset to non-current portion of credit facility, net in the Company’s balance sheet at December 31, 2015.

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

In November 2015, the FASB issued authoritative guidance requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and may be applied to all deferred tax assets and liabilities on a retrospective basis for all periods presented. The Company early adopted the provisions of this authoritative guidance for the years ended December 31, 2014 and 2015. The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

In January 2016, the FASB issued authoritative guidance requiring, among other things, that certain equity investments be measured at fair value with changes in fair value recognized in net income, that financial assets and financial liabilities be presented separately by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, that the prior requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet be eliminated, and that a reporting organization is to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption of the instrument-specific credit risk amendment is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial statements or disclosures.

In February 2016, the FASB issued authoritative guidance requiring, among other things, that entities recognize the assets and liabilities arising from leases on the balance sheet under revised criteria, while the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria in the previous leases guidance. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of this guidance on its financial statements and disclosures.

4. Sales of Equity Securities

Pursuant to an underwriting agreement dated February 4, 2014 between the Company and Aegis Capital Corp., or Aegis, as representative of the several underwriters named therein, an IPO of 1,900,000 shares of common stock at $10.00 per share was effected on February 5, 2014. The closing of the sale of these shares to the underwriters occurred on February 10, 2014. The Company received, after deducting underwriting discounts and additional costs paid to the underwriters, $17.4 million of net cash proceeds from the sale of these 1,900,000 shares. The total increase in capital as a result of the sale of these shares was $16.5 million after deducting $0.9 million of additional non-underwriter costs incurred that were netted against these proceeds under applicable accounting guidance. Additionally, the underwriters were granted a 45 day option from the closing date of the IPO to purchase up to 285,000 shares of common stock at $9.30 per share to cover overallotments with an estimated grant date fair value of $0.2 million, which was not exercised. In addition, designees of Aegis were issued warrants to buy (in the aggregate) up to 95,000 shares of common stock at $12.50 per share with a term of five years and an estimated grant date fair value of $0.5 million.

On February 4, 2014, as contemplated by the registration statement covering the IPO, 69,421,047 shares of outstanding Series A Convertible Preferred Stock with a par value of $0.0001 per share were converted into 1,652,851 shares of common stock and the Company’s certificate of incorporation was amended to provide for an authorized capitalization of 40,000,000 shares of common stock and 5,000,000 shares of preferred stock. There were no shares of preferred stock issued or outstanding as of December 31, 2014 or 2015.

In connection with the closing of the IPO on February 10, 2014, (i) the $1.4 million principal amount and $0.2 million of accrued interest related to the convertible note issued in 2008 were converted at $10.00 per share into a total of 163,399 shares of common stock, (ii) the $5.2 million principal amount and $0.3 million of accrued interest related to the convertible notes issued in 2013 were converted at $10.00 per share into a total of 547,803 shares of common stock, (iii) the exercise price of the warrants associated with the convertible notes issued in 2013 was fixed at $10.00 per share for an aggregate 258,249 shares of common stock, (iv) the exercise price of the warrants associated with the $2.6 million of collateral provided to secure the Company’s line of credit was fixed at $10.00 per share for an aggregate 128,903 shares of common stock, (v) 73,151 shares of common stock vested as settlement of certain RSUs (which were previously expressed in shares of preferred stock) and became issuable subsequent to the expiration of the 180 day lock-up period following the IPO, (vi) the Company’s Executive Chairman ceased to be an employee and continues to serve as non-executive Chairman, (vii) the number of shares of common stock covered by the Company’s 2013 Equity Incentive Plan increased by

800,000, (viii) all but 1,587 of the preferred warrants previously outstanding were canceled due to early termination clauses associated with the IPO, (ix) derivative warrant liabilities of $2.5 million associated with the aggregate of 387,152 common stock warrants related to the convertible notes issued in 2013 and line of credit were reclassified to additional paid-in capital when their underlying exercise price was fixed, (x) unamortized discounts of $1.0 million related to the warrants associated with the convertible notes issued in 2013 and line of credit were reclassified to interest expense, and (xi) offering costs associated with the IPO of $0.9 million were reclassified from prepaid expenses and other current assets to additional paid-in capital, while additional underwriter IPO costs and discounts of $0.3 million and $1.3 million, respectively, were netted against the proceeds from the IPO and are reflected as an offset to additional paid-in capital.

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

Pursuant to an underwriting agreement dated February 9, 2015 between the Company, Aegis and Feltl and Company, as underwriters named therein, a public offering of 8,000,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 8,000,000 shares of common stock was effected at a combined offering price of $1.25. The estimated grant date fair value of these warrants of $7.7 million was recorded as an offset to additional paid-in capital within common stock issuance upon the closing of this offering (see Note 5). Each of the members of the Company’s Board of Directors participated in this offering, purchasing an aggregate 142,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 142,000 shares of its common stock for a total purchase price of $177,500. All warrants sold in this offering have a per share exercise price of $1.56, are exercisable immediately and expire five years from the date of issuance. The closing of the sale of these securities to the underwriters occurred on February 13, 2015, when the Company received, after deducting underwriting discounts and additional costs paid to the underwriters, $9.1 million of net cash proceeds. The total increase in capital as a result of the sale of these shares and warrants was $8.8 million after deducting $0.3 million of additional non-underwriter costs incurred. Additionally, the underwriters were granted a 45-day option to purchase up to 1,200,000 additional shares of common stock at a price of $1.25 per share and/or additional warrants to purchase up to 1,200,000 shares of common stock at a price of $0.0001 per warrant, less underwriting discounts and commissions, to cover over-allotments, if any, which was not exercised. The estimated grant date fair value of the over-allotment options and warrants of $1.6 million was recorded as an offset to additional paid-in capital within common stock issuance costs upon the closing of this offering (see Note 5). Underwriter costs and discounts of $0.2 million and $0.7 million, respectively, as well as additional non-underwriter costs associated with the offering of $0.3 million, were also recorded to common stock issuance costs upon closing. Subsequent to the closing of this offering on February 13, 2015 and through March 3, 2016, additional cash proceeds of $9.8 million have been received from the exercise of warrants sold in such offering. As such, the aggregate total increase in capital related to this offering has been $18.6 million, after deducting $0.9 million of underwriter costs and discounts and $0.3 million of additional non-underwriter costs incurred, which were netted against these proceeds under applicable accounting guidance.

On December 21, 2015, the Company entered into a common stock purchase agreement with Aspire Capital, which committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 30-month term of the common stock purchase agreement.  Upon execution of the common stock purchase agreement, the Company sold to Aspire Capital 625,000 shares of common stock at $1.60 per share for proceeds of $1,000,000, and concurrently also entered into a registration rights agreement with Aspire Capital, pursuant to which the Company filed a registration statement registering the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the common stock purchase agreement. Under the common stock purchase agreement, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present a purchase notice directing Aspire Capital to purchase up to 100,000 shares of the Company’s common stock per business day, up to $15.0 million of common stock in the aggregate at a per share price equal to the lesser of either i) the lowest sale price of the Company’s common stock on the purchase date, or ii) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the 10 consecutive trading days ending on the trading day immediately preceding the purchase date. In addition, on any date on which the Company submits a purchase notice to Aspire Capital in an amount equal to 100,000 shares and the Company’s stock price is not less than $0.50 per share, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on the its principal market on the next trading day, subject to a maximum number of shares the Company may determine.  The purchase price per share pursuant to such volume-weighted average price purchase notice is generally 97% of the volume-weighted average price for the Company’s common stock traded on its principal market on the volume-weighted average purchase date. The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the purchase price. The Company may deliver multiple purchase notices and volume-weighted average price purchase notices to Aspire Capital from time to time during the term of the common stock purchase agreement, so long as the most recent purchase has been completed. The common stock purchase agreement provides that the Company and Aspire Capital shall not effect any sales on any purchase date where the closing sale price of the Company’s common stock is less than $0.50.  There are no trading volume requirements or restrictions under the common stock purchase agreement, and the Company will control the timing and amount of sales of its common stock to Aspire Capital.  Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the common stock purchase agreement.  There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the common stock purchase agreement.  In consideration for entering into, and concurrently with the execution of, the common stock purchase agreement, the Company issued to Aspire Capital 165,000 shares of its common stock.  The common stock purchase agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of the Company’s common stock during any time prior to the termination of the common stock purchase agreement. Any proceeds the Company receives under the common stock purchase agreement are expected to be used for working capital and general corporate purposes. Costs associated with the offering of $42,000 were also recorded to common stock issuance costs upon closing under applicable accounting guidance, and as such, the aggregate total increase in capital related to this transaction has been $958,000 through March 3, 2016. Approximately $14.0 million, or up to 2,984,122 shares, remains available to be issued to Aspire Capital under this agreement as of March 3, 2016.

5. Fair Value Measurement

Warrant Liability Derivatives

The Company classified the fair value measurements of the Company’s warrant liability derivatives as Level 3 in all periods presented. The Company adjusted the carrying value of the warrants classified as liabilities until the completion of its IPO on February 10, 2014, at which time the exercise price was fixed at $10.00 per share and the fair value of the warrants was reclassified to shareholders’ equity/(deficit), except for a warrant for 1,587 preferred shares that remains outstanding at December 31, 2015 (see Note 4).

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

The following table includes a summary of changes in the fair value of the common and preferred share warrants for the years ended December 31, 2014 and 2015:

Fair Value Measurements
at Reporting Date Using
Significant Unobservable
Inputs (Level 3)
Balance at December 31, 2013	$2,140,532
Warrant liability incurred in 2014	135,222
Change in fair value included in expense in 2014	200,936
Warrant liability reclassified to additional paid-in capital in 2014	(2,475,620)
Balance at December 31, 2014	1,070
Change in fair value included in expense in 2015	(931)
Balance at December 31, 2015	$139

The change in the estimated fair value of the total liability outstanding for all outstanding warrants of approximately $(201,000) and $1,000 was recognized as a non-cash gain/(loss) and included in total other income/(expense) in the Company’s statements of operations and comprehensive loss for the years ended December 31, 2014 and 2015, respectively.

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

The estimated fair value of the April 2014 Credit Facility at December 31, 2015 approximated carrying value, which was determined using a discounted cash flow analysis. The analysis considered interest rates of instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs (see Note 7).

6. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	December 31,
	2014	2015
Fixed Assets
Machinery and equipment	$2,922,303	$2,518,158
Furniture and office equipment	209,844	143,726
Computer equipment and software	681,508	577,898
Leasehold improvements	506,328	514,614
Financed equipment	878,447	914,179
Construction in process	72,172	70,815
	5,270,602	4,739,390
Less accumulated depreciation and amortization	4,608,180	3,793,210
Total fixed assets, net	$662,422	$946,180
Accrued Liabilities
Accrued interest	$33,125	$28,981
Accrued payroll	82,241	128,753
Accrued vacation	276,574	307,845
Accrued bonuses	302,763	376,100
Accrued sales commissions	—	76,574
Warrant liability	1,070	139
Current portion of deferred rent	—	31,170
Other	4,130	17,337
Total accrued liabilities	$699,903	$966,899

During the year ended December 31, 2015, fixed assets, with an aggregate gross book value and corresponding accumulated depreciation amount of approximately $1,076,000, were disposed of.

7. April 2014 Credit Facility

On April 30, 2014, the Company received net cash proceeds of approximately $4,898,000 pursuant to the execution of our April 2014 Credit Facility with Oxford Finance LLC. Upon the entry into the April 2014 Credit Facility, the Company was required to pay the lenders a facility fee of $50,000 in conjunction with the funding of the term loan. The April 2014 Credit Facility is secured by substantially all of the Company’s personal property other than its intellectual property. Amounts due to Oxford Finance LLC under the April 2014 Credit Facility are callable before maturity by the lender under certain subjective acceleration clauses of the underlying agreement, including changes deemed to be materially adverse by the lender. The term loan under the April 2014 Credit Facility bears interest at an annual rate equal to the greater of (i) 7.95% or (ii) the sum of (a) the three-month U.S. LIBOR rate reported in the Wall

Street Journal three business days prior to the funding date of the term loan, plus (b) 7.71%. The term loan bears interest at an annual rate of 7.95%. The Company was required to make interest-only payments on the term loan through August 1, 2015. The outstanding term loan under the April 2014 Credit Facility began amortizing at the end of the applicable interest-only period, with monthly payments of principal and interest being made by the Company to the lenders in consecutive monthly installments following such interest-only period. The term loan under the April 2014 Credit Facility matures on July 1, 2018. Upon repayment, the Company is also required to make a final payment to the lenders equal to 5.5% of the original principal amount of the term loan funded. At its option, the Company may prepay the outstanding principal balance of the term loan in whole but not in part, subject to a prepayment fee of 2% of the amount prepaid if the prepayment occurs prior to April 30, 2016, and 1% of any amount prepaid after April 30, 2016. The April 2014 Credit Facility includes affirmative and negative covenants applicable to the Company and any subsidiaries created in the future. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. The April 2014 Credit Facility also includes events of default, the occurrence and continuation of which provide Oxford Finance LLC, as collateral agent, with the right to exercise remedies against the Company and the collateral securing the term loan under the April 2014 Credit Facility, including foreclosure against the Company’s properties securing the April 2014 Credit Facility, including its cash. These events of default include, among other things, the Company’s failure to pay any amounts due under the April 2014 Credit Facility, a breach of covenants under the April 2014 Credit Facility, insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250,000, and a final judgment against the Company in an amount greater than $250,000.

A warrant to purchase up to 52,966 shares of the Company’s common stock at an exercise price of $4.72 per share with a term of 10 years was issued to Oxford Finance LLC on April 30, 2014 (see Note 5). Issuance costs of $102,498 associated with the term loan under the April 2014 Credit Facility were recorded as a discount to outstanding debt as of the closing date, resulting in net proceeds of $4,897,502. The estimated fair value of the warrant issued of $233,107 was recorded as a discount to outstanding debt as of the closing date. The discounts and other issuance costs are amortized to interest expense utilizing the effective interest method over the underlying term of the loan. The total amount of interest expense recorded during the years ended December 31, 2014 and 2015 related to the April 2014 Credit Facility was $380,264 and $611,911, respectively. Approximately $74,000 and $113,000 related to accretion of the discount was recognized as interest expense during the years ended December 31, 2014 and 2015, respectively, with approximately $261,000 and $148,000, respectively, remaining unamortized and reflected as a discount to the debt. The effective annual interest rate associated with the April 2014 Credit Facility was 10.81% at December 31, 2014 and 11.50% at December 31, 2015.

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

9. Convertible Notes and Warrants

Preferred Shares

Goodman Note

During April 2005, the Company entered into an unsecured loan agreement for $15,000,000, or the Goodman Note. The note required interest payments and principal settlement upon maturity at the earliest of (a) April 20, 2010, (b) the Company being acquired, or (c) the Company having a change in control, other than through the sale of preferred shares.

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

In July 2013, in connection with this conversion, the Company issued to such beneficial owner a warrant to purchase 23,809 shares of common stock at an exercise price of $10.00 per share, which was set at the price of the Company’s common stock sold in the Company’s IPO. The warrants were exercisable for a two year period beginning with the closing of the Company’s IPO on February 10, 2014. In accordance with guidance applicable to accounting for derivative financial instruments that are accounted for as liabilities, the warrants were initially recorded at their fair value and were then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For the warrants for common shares issued under the Goodman Note agreement, the Company used a probability weighted Black-Scholes valuation model. The fair value of the Goodman Note warrants was included in warrant liabilities until the underlying exercise price was fixed at the closing of the Company’s IPO on February 10, 2014, when the warranty liability balance of approximately $95,000 was reclassified to additional paid-in capital (see Notes 4 and 5).

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

A qualifying equity financing occurred during February 2009, which set the 2008 Convertible Note conversion price and the warrant exercise price at $0.60 per share. In connection with the closing of the Company’s IPO on February 10, 2014, the $1,400,000 principal amount and $233,982 of accrued interest related to the 2008 Convertible Note were converted at $10.00 per share into a total of 163,399 shares of common stock (see Note 4).

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

In accordance with guidance applicable to accounting for derivative financial instruments that are accounted for as liabilities, the warrants were initially recorded at their estimated fair value and were then re-valued at each reporting date, with changes in the estimated fair value reported in the statements of operations.

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

In accordance with guidance applicable to accounting for derivative financial instruments that are accounted for as liabilities, the warrants were initially recorded at their estimated fair value and were then re-valued at each reporting date, with changes in the estimated fair value reported in the statements of operations. As of December 31, 2012, the Company had issued $5,960,000 in 2012 Revolver Notes. The Company was in default for payment of these notes as of December 31, 2012, and no principal payments were made in 2013 prior to conversion. As of June 28, 2013 the investors under the 2012 Revolver Notes elected to convert the total principal balance of approximately $5,960,000 owed under the 2012 Revolver Notes and accrued interest of approximately $645,000 into 12,230,899 preferred shares at a conversion price of $0.54 per share, pursuant to note conversion agreements of that date. Although the conversion price of the debt was greater than the value of the preferred shares at the time of conversion, the Company did not record a gain on the conversion under the troubled debt restructuring accounting guidance since the transaction occurred between related parties, and thus, was treated as a capital transaction. On September 13, 2013, the exercise price of the warrants was fixed at $0.54 per share, and the fair value of the warrant liability of approximately $144,000 on that date was reclassified to additional paid-in capital. As of the closing of the Company’s IPO on February 10, 2014, such shares of preferred stock automatically converted into 291,212 shares of common stock.

Other

On September 10, 2012, the Company issued a warrant to its landlord in exchange for a rent deferral through November 30, 2012. The number of Series A preferred shares exercisable under the warrant agreement is determined by dividing the warrant coverage amount of $40,000 by the exercise price. The exercise price of the warrants is $0.60, or, upon the closing of the sale by the Company of its preferred stock in which the Company receives an aggregate of at least $15,000,000 in cumulative gross proceeds, the warrant’s exercise price will be the price per share for which the Company sells its preferred shares in such sale. The term of the warrant is seven years. Early termination of the warrant can occur if the Company is acquired. The holder of the warrant is to be given 20 days advance notice of such an event, and the warrant will terminate if not exercised before the date of the event. The fair value of such liability-classified preferred warrant to purchase an equivalent 1,587 shares of common stock at December 31, 2014 and 2015 is not material to the financial statements.

Common Shares

2013 Convertible Bridge Notes

The Company executed a convertible note and warrant purchase agreement as of June 28, 2013 with several shareholders, including a major shareholder, relating to the Company’s borrowing as needed of, and issuance of the 2013 Convertible Bridge Notes for, up to $7,000,000. The Company had borrowed $5,165,000 as of the closing of the Company’s IPO on February 10, 2014, against the 2013 Convertible Bridge Notes, including $2,505,000 at each date from a major shareholder. As of December 31, 2013, the maturity date of the 2013 Convertible Bridge Notes was May 31, 2014 with the option to extend by the respective note holders for two successive six month periods. The 2013 Convertible Bridge Notes accrued interest at 8.0% per annum, payable at maturity.

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

In accordance with guidance applicable to accounting for derivative financial instruments that are accounted for as liabilities, the warrants were initially recorded at their fair value and were then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For the warrants for common shares issued together with the 2013 Convertible Bridge Notes, the Company used a probability weighted Black-Scholes valuation model. The Company recorded approximately $1,612,000 related to the fair value of the warrants issued, as a discount to the carrying value of the debt, accreted to interest expense using the effective interest method from the date of issuance over the life of the debt. These warrants to purchase common stock were valued as of their date of issuance, using the following assumptions: exercise price of between $1.48 and $14.28 per share, contractual term of 5 years, a risk-free interest rate between 1.38% and 1.73%, a dividend yield of 0%, and volatility between 100.0%—105.0%. The value of the warrants using the probability weighted Black-Scholes valuation model accounted for a probability between 75% and 80%, while a fair value of $0 was weighted between 20% and 25%. The fair value of the warrants was included in warrant liabilities until the underlying exercise price was fixed at the closing of the Company’s IPO on February 10, 2014, when the warranty liability balance of approximately $1,563,000 was reclassified to additional paid-in capital (see Notes 2 and 5). Approximately $928,000 related to accretion and write-off of the discount was recognized as interest expense from January 1, 2014 until the closing of the Company’s IPO on February 10, 2014, when the $5,165,000 principal amount and $313,017 of accrued interest related to the 2013 Convertible Bridge Notes were converted at $10.00 per share into a total of 547,803 shares of common stock (see Note 4).

Line of Credit

Five of the Company’s related parties guaranteed the Company’s Line of Credit (see Note 8) and pledged financial assets to the bank to secure their guaranties, as approved by the Company’s Board of Directors. In return, the Company issued common stock warrants to the guarantors. The fair market value of the collateral provided by the respective guarantors until the closing of the Company’s IPO on February 10, 2014 was $2,578,076. The number of shares subject to the common stock warrants was determined by dividing the warrant coverage amount, which was 50% of the fair market value of the collateral provided by the respective guarantors to secure their respective guaranty obligations to the bank, by the exercise price of $10.00, which was set at the price per share of the Company’s common stock sold in its IPO. The warrants were exercisable for a two year period beginning with the closing of the Company’s IPO on February 10, 2014.

In accordance with guidance applicable to accounting for derivative financial instruments that are accounted for as liabilities, the warrants were initially recorded at their fair value and were then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For the warrants for common shares issued in connection with the Company’s Line of Credit, the Company used a probability weighted Black-Scholes valuation model. The Company recorded approximately $536,000 related to the fair value of the warrants issued, as a discount to the carrying value of the debt, accreted to interest expense on a straight line basis from the date of issuance over the life of the debt. These warrants to purchase common stock were valued as of their date of issuance, using the following assumptions: exercise price between $1.48 and $14.28 per share, contractual term of two years, a risk-free interest rate between 0.38% and 1.38%, a dividend yield of 0%, and volatility between 90.0% and 105.0%. The value of the warrants using the probability weighted Black-Scholes valuation model accounted for a probability of 75%, while a fair value of $0 was weighted 25%. The fair value of the warrants was included in warrant liabilities until the underlying exercise price was fixed at the closing of the Company’s IPO on February 10, 2014, when the warranty liability balance of approximately $514,000 was reclassified to additional paid-in capital (see Notes 2 and 5). Approximately $397,000 related to accretion and write-off of the discount was recognized as interest expense from January 1, 2014 until the closing of the Company’s IPO on February 10, 2014, after which the total outstanding $2,346,000 principal amount and $27,043 of accrued interest were repaid using the net proceeds from the IPO.

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

The fair value of the warrant was included in warrant liabilities until the underlying exercise price was fixed at $10.00 per share at the closing of the Company’s IPO on February 10, 2014, when the warranty liability balance of approximately $304,000 was reclassified to additional paid-in capital (see Notes 4 and 5).

10. Supplier Financing

In 2011, the Company purchased certain laboratory equipment under financing agreements with a supplier, a business owned by a member of the Company’s Board of Directors, totaling approximately $256,000. Financing was granted for the purchase of the equipment at a stated interest rate of 0.0%. The Company utilized its average interest rate of 8.0% to amortize the payments and record interest expense, utilizing the effective interest expense method. The remaining balance owed under these financing agreements was approximately $66,000 as of December 31, 2013 and was due in 2013, and was subsequently paid in full using the net proceeds from the Company’s IPO.

In 2011, the Company purchased laboratory software under a financing agreement with a supplier for approximately $177,000. This software financing agreement maintained an interest rate of 7.4% per annum. The balance owed under these financing agreements was approximately $62,000 at December 31, 2013 and was subsequently paid in full using the net proceeds from the Company’s IPO.

In 2014 and 2015, the Company obtained third-party financing for certain business insurance premiums. The 2014 and 2015 financings bear interest rates of 5.95% and 5.25% per annum, respectively, and all financing is due within one year. The balances due under these annual financing arrangements were approximately $34,000 and $49,000 as of December 31, 2014 and 2015, respectively.

11. Shareholders’ Equity/(Deficit)

(a) Common Stock

The authorized number of shares of common stock at December 31, 2013 was 53,000,000 with a par value of $0.0001 per share. On February 4, 2014, as contemplated by the registration statement covering the Company’s IPO, the Company’s certificate of incorporation was amended to provide for an authorized capitalization of 40,000,000 shares of common stock.

(b) Preferred Stock

On February 4, 2014, as contemplated by the registration statement covering the Company’s IPO, the Company’s certificate of incorporation was amended to provide for an authorized capitalization of 5,000,000 shares of preferred stock with a par value of $0.0001 per share, reduced from the previously authorized capitalization of 100,000,000 shares of preferred stock.

Holders of the Company’s preferred shares were entitled to receive, when and as declared by the Board of Directors and in preference to common shareholders, non-cumulative cash dividends at the rate of 8% per annum of the applicable original issue price on each outstanding preferred share. The original issue price of each share of Series A preferred stock was $0.60. No dividends were declared during 2014. Dividends could not be granted for common shareholders while shares of preferred stock remained outstanding.

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

12. Accounting for Stock-Based Compensation Expense

Equity Incentive Plans

In July 2013, the Company adopted a stock-based compensation plan entitled the 2013 Equity Incentive Plan, or the 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan authorized the grant of the following types of awards: (i) nonstatutory stock options, (ii) ISOs, (iii) RSUs, (iv) stock appreciation rights, and (v) performance compensation awards. Awards could have been granted to employees, officers, non-employee board members, consultants, and other service providers of the Company. However, ISOs could not have been granted to non-employees. On January 1, 2015, the number of shares of common stock covered by the 2013 Equity Incentive Plan automatically increased by 222,480 shares, or 5% of the number of common shares then outstanding, to a total of 1,426,051 shares. At the Company’s annual meeting of stockholders held on June 16, 2015, the stockholders approved the Company’s Amended and Restated 2013 Equity Incentive Plan, or the 2013 Plan, which included (i) an increase in the number of shares of common stock authorized for issuance under the 2013 Plan by 1,500,000 shares, and (ii) a provision that shares available for grant under the Company’s 2007 Equity Incentive Plan, or the 2007 Plan, become available for issuance under the 2013 Plan and are no longer available for issuance under the 2007 Plan. As of December 31, 2015, under all plans, a total of 3,068,865 shares were authorized for issuance, 2,218,406 stock options and RSUs had been issued and were outstanding, and 739,373 shares were available for grant.

Stock Options

Non-performance options granted under either plan vest over a maximum period of four years and expire ten years from the date of grant. Non-performance options generally vest either (i) over four years, 25% on the one year anniversary of the date of grant and monthly thereafter for the remaining three years; or (ii) over four years, monthly vesting beginning month-one after the grant and monthly thereafter. Certain non-performance options have been granted which vested 50% on the grant date and monthly thereafter for the remaining two years, and a non-performance option award underlying 50,000 shares of common stock to our interim Chief Financial Officer, or CFO, vests fully upon the earlier of the Company’s employment of a full time CFO or six months from the CFO’s employment commencement date.

The fair value of stock options is determined on the date of grant using the Black-Scholes valuation model. For non-performance awards, such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line method. The amount and timing of compensation expense recognized for performance awards is based on management’s estimate of the most likely outcome and when the achievement of the performance objectives is probable. The determination of the fair value of stock options is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. The volatility assumption is based on a combination of the historical volatility of the Company’s common stock and the volatilities of similar companies over a period of time equal to the expected term of the stock options. The volatilities of similar companies are used in conjunction with the Company’s historical volatility because of the lack of sufficient relevant history for the Company’s common stock equal to the expected term. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior. The risk-free interest rate assumption is based upon observed interest rates on the grant date appropriate for the term of the employee stock options. The dividend yield assumption is based on the expectation of no future dividend payouts by the Company.

The assumptions used in the Black-Scholes pricing model for options granted during the years ended December 31, 2014 and 2015 are as follows:

	2014	2015
Stock and exercise prices	$2.79 - $9.11	$1.38 - $3.38
Expected dividend yield	0.00%	0.00%
Discount rate-bond equivalent yield	1.56% – 2.06%	1.52% – 1.94%
Expected life (in years)	5.00 – 6.08	5.23 – 6.08
Expected volatility	90.0% – 100.0%	70.0% – 100.0%
Expected forfeiture rate	0.00% – 5.00%	0.00% – 4.00%

Using the assumptions described above, the weighted-average estimated fair value of options granted in 2014 and 2015 were approximately $5.25 and $2.00, respectively.

A summary of stock option activity for 2014 and 2015 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2013	333,106	$5.14	9.3
Granted	647,298	$6.71
Exercised	—	—
Cancelled/forfeited/expired	(74,210)	$4.77
Outstanding at December 31, 2014	906,194	$6.29	9.0
Granted	1,323,926	$2.00
Exercised	—	—
Cancelled/forfeited/expired	(88,979)	$4.61
Outstanding at December 31, 2015	2,141,141	$3.71	9.1
Vested and unvested expected to vest, December 31, 2015	1,940,701	$5.16	9.0

The intrinsic value of options outstanding at December 31, 2014 and 2015 was zero.

Further information about the options outstanding and exercisable is as follows:

Options Outstanding and Exercisable at December 31, 2014

		Weighted
Weighted		Average
Average	Total Shares	Contractual	Total Shares
Exercise Price	Outstanding	Life (in years)	Exercisable
$2.79	52,500	9.8	—
$4.42	103,934	8.8	29,715
$5.22	413,962	8.8	241,918
$7.50	43,000	9.2	—
$8.88	238,500	9.1	—
$9.11	54,298	9.1	54,298
	906,194		325,931

Options Outstanding and Exercisable at December 31, 2015

		Weighted
Weighted		Average
Average	Total Shares	Contractual	Total Shares
Exercise Price	Outstanding	Life (in years)	Exercisable
$1.38	129,055	10.0	—
$2.09	1,232,371	9.6	12,207
$3.24	57,949	7.8	26,803
$5.22	387,158	7.8	289,225
$7.50	43,000	8.2	18,812
$8.88	238,500	8.1	79,497
$9.11	53,108	8.1	53,108
	2,141,141		479,652

The intrinsic value of options exercisable at December 31, 2014 and 2015 was zero.

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
Overall RSU
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

Restricted Stock

The fair value of restricted stock awarded under either plan is determined by the closing price of the Company’s common stock on the date of grant. For non-performance awards, such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line method. The amount and timing of compensation expense recognized for performance awards is based on management’s estimate of the most likely outcome and when the achievement of the performance objectives is probable.

On June 12, 2014, the Company’s Board of Directors approved the issuance of 44,496 RSUs with a grant date fair value of $5.35 per share to its Chief Executive Officer pursuant to the 2013 Plan. Vesting of these RSUs was based on the Company’s achievement of specified objectives as determined by the Company’s Board of Directors or Compensation Committee, as follows:

Percentage of
Overall RSU
Grant Subject to
Vesting
Target
Minimum revenue in 2015	25%
Maximum EBITDA loss in 2015	15%
Attainment of financial plan for fiscal 2015	20%
Minimum value of strategic agreements by December 31, 2015	20%
Implementation of four new diagnostic test panels by December 31, 2015	20%
Total	100%

During the year ended December 31, 2015, a total of 174,002 vested RSUs were issued pursuant to the terms of the underlying agreements. At December 31, 2015, there were 77,265 RSUs outstanding, of which 46,117 shares were vested and unvested expected to vest. The intrinsic values of RSUs outstanding and RSUs vested and unvested expected to vest at December 31, 2015 were $106,626 and $63,641, respectively.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the statement of operations during the periods presented:

	Years Ended December 31,
	2014	2015
Stock Options
Cost of revenues	$20,961	$68,660
Research and development expenses	163,229	103,138
General and administrative expenses	1,139,309	933,018
Sales and marketing expenses	76,204	149,917
Total expenses related to stock options	1,399,703	1,254,733
RSUs
Research and development expenses	30,000	10,724
General and administrative expenses	392,958	112,367
Total stock-based compensation	$1,822,661	$1,377,824

As of December 31, 2015, total unrecognized share-based compensation expense related to nonvested stock option awards, adjusted for estimated forfeitures, was approximately $2,703,000, and is expected to be recognized over a weighted-average period of approximately 2.5 years.

13. Common Warrants Outstanding

A summary of equity-classified common stock warrant activity for the year ended December 31, 2015 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2014	609,187	$9.93	3.8
Issued	9,200,000	$1.56
Exercised	(6,256,449)	$1.56
Expired	(1,200,000)	$1.56
Outstanding at December 31, 2015	2,352,738	$3.73	3.8

Further information about equity-classified common stock warrants outstanding and exercisable at December 31, 2015 is as follows:

		Weighted
Weighted		Average
Average	Total Shares	Contractual
Exercise Price	Outstanding	Life (in years)
$1.56	1,743,551	4.1
$4.72	52,966	8.3
$10.00	461,221	2.1
$12.50	95,000	3.1
	2,352,738

The intrinsic value of equity-classified common stock warrants outstanding and exercisable at December 31, 2015 was zero.

14. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the years ended December 31, 2014 and 2015, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the year ended
	December 31,
	2014	2015
Preferred warrants outstanding (number of common stock equivalents)	1,587	1,587
Preferred share RSUs (number of common stock equivalents)	73,151	—
Common warrants outstanding	609,187	2,352,738
Common share RSUs	178,467	77,265
Common options outstanding	906,194	2,141,141
Total anti-dilutive common share equivalents	1,768,586	4,572,731

15. 401(k) Plan

The Company sponsors a 401(k) savings plan for all eligible employees. The Company may make discretionary matching contributions to the plan to be allocated to employee accounts based upon employee deferrals and compensation. To date, the Company has not made any matching contributions into the savings plan.

16. Income Taxes

For the year ended December 31, 2014 and 2015, the provision for income taxes was calculated as follows:

	For the year ended December 31,
	2014	2015
Current:
Federal	$—	$—
State	1,506	1,608
Total	1,506	1,608
Deferred
Federal	—	—
State	—	—
Total	—	—
Provision for income tax	$1,506	$1,608

The following table provides a reconciliation between income taxes computed at the federal statutory rate and the Company’s provision for income taxes:

	For the year ended December 31,
	2014	2015
Income tax at statutory rate	$(5,393,944)	$(5,762,293)
State liability	(813,039)	(334,494)
Permanent items	14,374	34,852
Stock compensation	159,128	334,609
Nondeductible interest	399,249	(316)
Expiration of net operating losses	1,136,317	796,699
Research and development credit	(127,491)	(164,967)
State rate change	302,647	746,238
Estimated section 382 limitation	—	48,484,354
Other	36,989	(1,041)
Valuation allowance	4,287,276	(44,132,033)
Provision for income tax	$1,506	$1,608

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax assets consisted primarily of the income tax benefits from estimated net operating loss carryforwards, deferred rent, and estimated research and development credits. Valuation allowances have been recorded to fully offset deferred tax assets at December 31, 2014 and 2015, as it is more likely than not that the assets will not be utilized.

At December 31, 2015, the Company had estimated federal net operating loss carryforwards of approximately $16,764,000 expiring beginning in 2034 and total estimated state net operating loss carryforwards of approximately $8,504,000 expiring beginning in 2022. Additionally, at December 31, 2015, the Company had estimated research and development credits of approximately $82,000 and $3,264,000 for federal and California purposes, respectively. The estimated federal research and development tax credits will begin to expire in 2034. The California research and development tax credits do not expire.

For the years ended December 31, 2014 and 2015, the Company has evaluated the various tax positions reflected in its income tax returns for both federal and state jurisdictions, to determine if the Company has any uncertain tax positions on the historical tax returns. The Company recognizes the impact of an uncertain tax position on an income tax return at the largest amount that the relevant taxing authority is more-likely-than not to sustain upon audit. The Company does not recognize uncertain income tax positions if they have less than 50 percent likelihood of being sustained. Based on this assessment, the Company believes there are no tax positions for which a liability for unrecognized tax benefits should be recorded as of December 31, 2014 or 2015. The Company is subject to taxation in the United States, California and other states. The Company may earn taxable income in some states in future periods for which there are no net operating loss carryforward credits to offset the resulting taxes owed to these states. The Company’s federal filings prior to 2011 and the Company’s state filings prior to 2010 are no longer subject to examination. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate. The Company is currently not under examination by any taxing authorities and does not believe its unrecognized tax benefits will significantly change in the next twelve months.

The tax effects of carryforwards that give rise to deferred tax assets consist of the following:

	For the year ended December 31,
	2014	2015
Estimated net operating loss carryforward	$47,329,815	$6,204,024
Estimated research and development credits	5,242,144	2,235,914
Accruals and other	1,216,600	1,234,413
Deferred rent	198,945	181,134
	53,987,504	9,855,485
Less valuation allowance	(53,987,504)	(9,855,485)
Net deferred tax assets	$—	$—

Utilization of the estimated domestic net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, as well as similar state provisions. These ownership changes may limit the amount of estimated net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which on its own or combined with the purchasing stockholders’ subsequent disposition of those shares, likely resulted in such an ownership change, or could result in an ownership change in the future.

Upon the occurrence of an ownership change under Section 382 of the Code as outlined above, utilization of the estimated net operating loss and research and development credit carryforwards are subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, which could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the estimated net operating loss or research and development credit carryforwards before utilization. The Company has not yet completed an analysis to determine whether an ownership change has occurred, however, the Company believes an ownership change likely occurred during 2015. As a result, the Company has estimated that the use of its net operating loss is limited and has disclosed in the table above only the amounts it estimates could be used in the future, which remain fully offset by a valuation allowance to reduce the net asset to zero.

17. Collaborative Agreements

In January 2013, the Company entered into a research support agreement with Dana-Farber, a not-for-profit tax-exempt organization. The Company is responsible for performing all technical components of the diagnostic tests as ordered by Dana-Farber and recognizes revenue as services are delivered, provided all other revenue recognition criteria are met. The total amount of revenue the Company earned under this agreement was approximately $43,000 for the year ended December 31, 2014, with no revenue earned under this agreement during the year ended December 31, 2015, as the trial’s enrollment period reached completion.

In September 2014, the Company entered into a two year research support agreement with MD Anderson, a not-for-profit tax-exempt organization. The Company is responsible for performing all technical components of the diagnostic tests as ordered by MD Anderson and recognizes revenue as services are rendered, provided all other revenue recognition criteria are met. The total amount of revenue the Company earned under this agreement was approximately $3,000 and $32,000 for the years ended December 31, 2014 and 2015, respectively.

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

During 2008, the Company executed the 2008 Convertible Note with an affiliate of a major shareholder who was a member of the Board of Directors in the amount of $1,400,000. A warrant to purchase preferred shares was issued along with the convertible promissory note (see Note 9). In July 2013, the Company amended the 2008 Convertible Note with a principal balance of $1,400,000, held by a related party, to provide that all principal of and accrued interest on the note would automatically convert into common stock upon the closing of an IPO at the price per share at which common stock is sold in such IPO. In connection with the closing of the Company’s IPO on February 10, 2014, the $1,400,000 principal amount and $233,982 of accrued interest related to the 2008 Convertible Note were converted at $10.00 per share into a total of 163,399 shares of common stock (see Note 4).

As of June 28, 2013, $17,060,000 of principal and $2,339,000 of interest due to affiliates of a major shareholder who was a member of the Board of Directors under several note and warrant purchase agreements was converted into shares of 35,923,845 Series A preferred stock. In connection with the closing of the Company’s IPO on February 10, 2014, the total balance of outstanding notes payable of $3,905,000 together with $433,821 of accrued interest were converted at $10.00 per share into a total of 433,883 shares of common stock, including 163,399 shares associated with the 2008 Convertible Note (see Note 4).

As of June 28, 2013, approximately $975,000 of principal and $101,000 of interest due on a portion of notes payable outstanding with members of the Board of Directors under several different note and warrant purchase agreements were converted into 1,993,591 preferred shares (see Note 9). In connection with the closing of the Company’s IPO on February 10, 2014, the total aggregate balance of outstanding notes payable of $1,554,000 together with $87,531 of accrued interest were converted at $10.00 per share into a total of 164,104 shares of common stock (see Note 4).

In September and December 2013, and January 2014, the Company issued common stock warrants to five shareholders who were also affiliates in conjunction with their guarantees on the Company’s borrowings under the Company’s line of credit (see Notes 8 and 9).

During 2011, the Company entered into two supplier financing arrangements with a business owned by a member of the Board of Directors totaling $256,000, of which $66,000 was outstanding as of December 31, 2013 and was subsequently paid in full using the net proceeds from the Company’s IPO (see Notes 4 and 10).

All of the members of the Company’s Board of Directors participated in its public offering in February 2015, purchasing an aggregate 142,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 142,000 shares of its common stock for total proceeds of $177,500 (see Note 4).

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received payments totaling $25,763 during the year ended December 31, 2015 from Aegea as reimbursements for shared patent costs under the Cross-License Agreement.

Pursuant to a sublease agreement dated March 30, 2015, the Company subleased 9,849 square feet, plus free use of an additional area, of its San Diego facility to an entity affiliated with the Company’s non-executive Chairman for $12,804 per month, with a refundable security deposit of $12,804 due from the subtenant. The initial term of the sublease expired on July 31, 2015, and is subject to renewal on a month-to-month basis thereafter. A total of $102,432 in rental income was recorded to other income/(expense) in the Company’s statement of operations and comprehensive loss during the year ended December 31, 2015.

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

In September 2013, the Company amended its non-cancellable operating lease for its office, laboratory, and warehouse space at its San Diego, California facility. The amendment extends the maturity date of the lease through July 31, 2020. As part of this amendment, the landlord waived the lease payments due from August 1, 2013 through December 31, 2013 of approximately $503,000, and the Company forfeited its long-term deposit of approximately $269,000. In conjunction with this amendment, the Company granted to the landlord a warrant to purchase common shares with a warrant coverage amount of $502,605. The warrant is exercisable for a five-year period beginning with the closing of the Company’s IPO on February 10, 2014, when such warrant became exercisable for 50,260 shares of common stock and the exercise price was fixed at $10.00 per share (see Notes 4, 5 and 9).

The future minimum lease payments under the amended lease agreement as December 31, 2015 are as follows:

2016	$1,308,987
2017	1,348,257
2018	1,388,705
2019	1,430,366
2020	855,136
Thereafter	—
Total	$6,331,451

Purchase Commitment

In February 2016, the Company signed a firm, noncancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in quarterly installments of $62,500 through May 2020.

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

20. Selected Quarterly Financial Data (Unaudited)

The following is selected quarterly financial data as of and for the periods ending:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2014
Balance sheet data:
Cash & cash equivalents	$10,417,277	$12,460,565	$8,819,872	$5,364,582
Total assets	11,289,508	13,332,475	9,849,674	6,565,053
Total non-current liabilities	473,080	5,176,235	5,314,253	5,354,839
Total shareholders’ equity/(deficit)	9,356,778	6,855,762	3,319,532	(220,569)
Statement of operations and comprehensive loss data:
Revenues	$28,275	$19,245	$10,274	$75,621
Cost of revenues	658,315	359,364	538,181	614,688
Research and development expenses	1,008,929	1,107,678	1,310,905	1,070,278
General and administrative expenses	1,876,912	1,032,855	1,060,812	1,231,418
Sales and marketing expenses	11,142	423,361	812,005	890,496
Loss from operations	(3,527,023)	(2,904,013)	(3,711,629)	(3,731,259)
Net loss	$(5,127,871)	$(2,996,840)	$(3,859,794)	$(3,881,541)
Net loss per common share:[1]
Basic	$(1.96)	$(0.67)	$(0.87)	$(0.87)

Diluted	$(1.96)	$(0.67)	$(0.87)	$(0.87)

Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	2,617,275	4,449,603	4,449,603	4,449,603

Diluted	2,617,275	4,449,603	4,449,603	4,449,603

[1]

Basic and diluted net loss per common share are computed independently for each of the components and quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net loss per common share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2015
Balance sheet data:
Cash & cash equivalents	$19,294,706	$16,523,975	$12,541,919	$8,821,329
Total assets	20,899,513	18,317,659	14,196,386	10,586,918
Total non-current liabilities	5,083,216	4,234,552	3,877,362	3,553,395
Total shareholders’ equity	13,582,795	11,049,961	6,928,277	3,692,735
Statement of operations and comprehensive loss data:
Revenues	$150,002	$76,768	$164,856	$218,283
Cost of revenues[1]	1,147,682	1,013,075	1,159,710	1,275,691
Research and development expenses[1]	651,420	744,242	677,729	784,379
General and administrative expenses	1,292,049	1,359,226	1,630,608	1,404,515
Sales and marketing expenses	709,456	851,109	1,055,653	1,264,168
Loss from operations	(3,650,605)	(3,890,884)	(4,358,844)	(4,510,470)
Net loss	$(3,800,728)	$(4,035,105)	$(4,496,193)	$(4,617,500)
Net loss per common share:[2]
Basic	$(0.37)	$(0.22)	$(0.24)	$(0.24)

Diluted	$(0.37)	$(0.22)	$(0.24)	$(0.24)

Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	10,372,667	17,998,969	18,727,806	18,921,945

Diluted	10,372,667	17,998,969	18,727,806	18,921,945

1

A total of $290,709 and $27,856 of revenue-generating costs previously allocated to research and development expenses during the quarters ended March 31, 2015 and June 30, 2015, respectively, were reclassified to cost of revenues in the current period presentation of the unaudited condensed statements of operations and comprehensive loss.

2

Basic and diluted net loss per common share are computed independently for each of the components and quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net loss per common share.

21. Subsequent Events

In February 2016, the Company signed a firm, noncancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in quarterly installments of $62,500 through May 2020 (see Note 19).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2015, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of such period.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the sections entitled “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2016 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015, and is incorporated herein by reference.

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

4.6

Registration Rights Agreement, dated as of December 21, 2015 between the Registrant and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2015).

4.7

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
10.5+

Form of Stock Option Agreement under 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.2.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).

10.6+

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

10.9+	2014 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2014).
10.10+

Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).

10.11+

Form of Indemnity Agreement between Biocept, Inc., a California corporation, and its officers and directors (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).

10.12+

Employment Agreement, between the Registrant and Michael W. Nall, effective as of August 26, 2013 (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).

10.13+

Employment Agreement, between the Registrant and Lyle J. Arnold, dated April 30, 2011(incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).

10.14+

Employment Agreement, between the Registrant and Raaj Trivedi, dated March 1, 2014 (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-201437), filed with the SEC on January 9, 2015).

10.15

Lease, between the Registrant and Nexus Equity VIII LLC, dated March 31, 2004 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), as amended, filed with the SEC on November 5, 2013).

10.16

First Amendment to Lease, between the Registrant and ARE-SD Region No. 18, LLC, dated November 1, 2011(incorporated by reference to Exhibit 10.11.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).

10.17

Second Amendment to Lease, between the Registrant and ARE-SD Region No. 18, LLC, dated September 10, 2012 (incorporated by reference to Exhibit 10.11.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).

10.18

Third Amendment to Lease, between the Registrant and ARE-SD Region No. 18, LLC, dated as of January 31, 2013, and effective as of January 1, 2013 (incorporated by reference to Exhibit 10.11.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).

10.19

Fourth Amendment to Lease, between the Registrant and ARE-SD Region No. 18, LLC, dated as of September 10, 2013, and effective as of August 1, 2013 (incorporated by reference to Exhibit 10.11.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).

10.20

Amended and Restated Investor Rights Agreement, dated as of October 31, 2011, among the Registrant and certain investors named therein (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).

10.21*

Collaboration Agreement dated as of November 2, 2012 between the Registrant and Life Technologies Corporation (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), as amended, filed with the SEC on January 30, 2014).

10.22

Collaboration Agreement dated as of August 17, 2011 between the Registrant and Clarient Diagnostic Services, Inc. (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), as amended, filed with the SEC on January 8, 2014).

Exhibit No.	Description of Exhibit
10.23

Assignment and Exclusive Cross-License Agreement between the Registrant and Aegea Biotechnologies, Inc. dated June 2, 2012 (incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), as amended, filed with the SEC on January 30, 2014).

10.24*

Master Laboratory Research Support and Services Agreement dated as of July 9, 2012 between the Registrant and Dana-Farber Partners Cancer Care, Inc. (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), as amended, filed with the SEC on November 5, 2013).

10.25

Laboratory Services Agreement dated July 29, 2013, effective as of May 1, 2013, between the Registrant and Clarient Diagnostic Services, Inc. (incorporated by reference to Exhibit 10.14.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).

10.26

Loan and Security Agreement by and among Biocept, Inc., Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, including Oxford Finance LLC, dated as of April 30, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2014).

10.27+

Employment Agreement, between the Registrant and Veena Singh, dated December 1, 2014 (incorporated by reference to Exhibit 10.41 of the Registrant’s Registration Statement on Form S-1 (File No. 333-201437), filed with the SEC on January 21, 2015).

10.28+

Separation Agreement between the Registrant and William G. Kachioff, dated August 17, 2015 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36284), filed with the SEC on August 21, 2015).

10.29+

Employment Agreement between the Registrant and Mark G. Foletta, dated August 18, 2015 (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (File No. 001-36284), filed with the SEC on August 21, 2015).

10.30+

Employment Agreement Amendment between the Registrant and Michael W. Nall, dated November 6, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-36284), filed with the SEC on November 9, 2015).

10.31+

Biocept, Inc. 2013 Amended and Restated Equity Incentive Plan, Form of Stock Option Grant Notice, Option Agreement and Restricted Stock Unit Agreement for use thereunder (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36284), filed with the SEC on June 17, 2015).

10.32

Common Stock Purchase Agreement, dated as of December 21, 2015 between the Registrant and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 21, 2015).

31.1	Certification of Michael Nall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mark Foletta, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Michael Nall, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Mark Foletta, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Rule 406 under the Securities Act of 1933.
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

BIOCEPT, INC.

Date: March 10, 2016	By:	/s/ Michael W. Nall
Michael W. Nall
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Nall	Chief Executive Officer, President and Director (Principal Executive Officer)	March 10, 2016
Michael W. Nall

/s/ Mark G. Foletta	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2016
Mark G. Foletta

/s/ David F. Hale	Chairman and Director	March 10, 2016
David F. Hale

/s/ Marsha A. Chandler	Director	March 10, 2016
Marsha A. Chandler

/s/ Bruce E. Gerhardt	Director	March 10, 2016
Bruce E. Gerhardt

/s/ Bruce A. Huebner	Director	March 10, 2016
Bruce A. Huebner

/s/ Edward Neff	Director	March 10, 2016
Edward Neff

/s/ Ivor Royston	Director	March 10, 2016
Ivor Royston

/s/ M. Faye Wilson	Director	March 10, 2016
M. Faye Wilson