Form 10-K/A
period 2015-12-31
BIOCEPT INC
filed 2016-04-25
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

The number of shares of Registrant’s Common Stock outstanding as of April 18, 2016 was 19,983,402.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Biocept, Inc. for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission on March 10, 2016 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2015. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Biocept, Inc. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Filing.

All statements in this Amendment that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in the Original Filing, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Our views and the events, conditions and circumstances on which these future forward-looking statements are based, may change.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS

Our Board of Directors is divided into three classes, with the terms of office of each class ending in successive years. The total number of authorized directors is eight.

Class III Directors with terms ending in 2016:

Name and Age	Current Position with Biocept	Business Experience and Other Directorships
David Hale Age: 67 Director since: 2011	Non-executive Chairman, Board of Directors

Mr. Hale was appointed as our Executive Chairman in March 2011. As of and in connection with the closing of our initial public offering on February 10, 2014, Mr. Hale now serves as non-executive Chairman. He is the Chairman and CEO of Hale BioPharma Ventures LLC, a private company focused on the formation and development of biotechnology, specialty pharma, diagnostic and medical device companies. Mr. Hale is a serial entrepreneur who has been involved in the founding and/or development of a number of life sciences companies. He served as the Chairman of Santarus, Inc., a specialty biopharmaceutical company, since 2004 and a member of Santarus’ board since 2000, prior to its acquisition by Salix Pharmaceuticals, Ltd. in 2014. He also serves as Chairman of Conatus Pharmaceuticals, Inc. and Cassiopeia, Inc. He was previously President and CEO of CancerVax Corporation from October 1999 through its merger in May 2006 with Micromet, Inc., when he became Chairman of the combined companies. He is a co-founder and served as Chairman of Somaxon Pharmaceuticals, Inc. before its acquisition by Pernix Therapeutics Holdings, Inc., and as Chairman of SkinMedica, Inc., before its acquisition by Allergan, Inc. He also serves as Chairman of Neurelis, Inc., Coloresciences, Inc., MDRejuvena, Inc. and other private companies. In 1982, after joining Hybritech, Inc., the first monoclonal antibody company, he served as COO, President and then Chief Executive Officer, until Hybritech was acquired by Eli Lilly and Co. in 1986. From 1987 until 1997 he was Chairman, President and CEO of Gensia, Inc., which merged with SICOR to become Gensia Sicor, Inc., which was later acquired by Teva Pharmaceuticals. He was a co-founder and Chairman of Viagene, Inc. from 1987 to 1995, when Viagene was acquired by Chiron, Inc. He was President and CEO of Women First HealthCare, Inc. from late 1997 to June 2000, before joining CancerVax in October 1999. Before joining Hybritech, Mr. Hale was Vice President and General Manager of BBL Microbiology Systems, a diagnostics division of Becton, Dickinson & Co. and from 1971 to 1980, held various marketing and sales management positions with Ortho Pharmaceutical Corporation, a division of Johnson & Johnson, Inc.

We selected Mr. Hale to serve on and lead our board of directors due to his public and private company board experience as well as his extensive experience with and knowledge of health care issues and the operational activities of life sciences companies.

Name and Age	Current Position with Biocept	Business Experience and Other Directorships
Michael W. Nall Age: 53 Director since: 2013	Director, Chief Executive Officer and President

Mr. Nall has over 25 years of healthcare sales and marketing experience, most recently serving at Clarient Diagnostic Services, Inc. in positions of increasing responsibility from 2002 through August 2013, with his last position being General Manager, North American Sales and Marketing. While at Clarient, Mr. Nall was also responsible for leading the team assimilating Clarient into GE Healthcare after Clarient was acquired in 2010.

From 1988 until joining Clarient, Mr. Nall served in the diagnostic and medical device industries in various commercial leadership roles for companies including Impath, American Cyanamid, Maquet Surgical, Strato Medical, Horizon Medical Products and Columbia Vital Systems.

Mr. Nall received a Bachelor of Science degree in Business Administration from Central Missouri State University (now known as the University of Central Missouri).

We selected Mr. Nall to serve on our board of directors due to his experience in the cancer diagnostics business, his expertise in the commercialization of products and services such as ours, his background in reimbursement and operations and his status as our chief executive officer and president.

Mr. Nall is a nephew of our director Edward Neff.

M. Faye Wilson Age: 78 Director since: 2009	Director Chair, Audit Committee and Member, Compensation Committee and Nominating and Corporate Governance Committee

Ms. Wilson has been a principal of Wilson Boyles & Co., LLC, a business management and strategic planning consulting firm, since 2003. Ms. Wilson was also a member of the board of directors of BioMed Realty Trust, Inc., a real estate investment trust, until its acquisition by Blackstone Real Estate Partners VIII in 2016. She served on the board of directors of Farmers Insurance Group of Companies from 1992 through 1998 and the board of directors of The Home Depot, Inc. from 1991 through 2001. Ms. Wilson was also a senior officer of Home Depot from 1998 through 2002. From 1992 until 1998, Ms. Wilson served in several senior management roles at Bank of America Corporation including Chairman of Security Pacific Financial Services and Executive Vice President and Chief Credit Officer for Bank of America’s National Consumer Banking Group. She earned her Master’s Degrees in International Relations and Business Administration from the University of Southern California and an undergraduate degree from Duke University.

We selected Ms. Wilson to serve on our board of directors due to her extensive experience as a director of public companies, her financial acumen and experience, and her expertise in business strategy. Ms. Wilson also serves as chair of our audit committee, as a member of our compensation committee and as a member of our nominating and governance committee.

Class I Directors with terms ending in 2017:

Name and Age	Current Position with Biocept	Business Experience and Other Directorships
Bruce E. Gerhardt, CPA Age: 65 Director since: 2010	Director Member, Audit Committee

Mr. Gerhardt has been self-employed, practicing as a Certified Public Accountant, since 1986. He is also a tax and business advisor providing tax compliance for small businesses and upper income individuals. Prior to 1986, he was a financial vice-president with several companies and a senior accountant with Peat Marwick Mitchell, now KPMG, one of the “Big Four” accounting firms. He earned his Bachelor of Arts Degree from the University of Southern California in 1973 and is a member of the American Institute of Certified Public Accountants.

We selected Mr. Gerhardt to serve on our board of directors due to his experience and expertise in financial accounting and auditing. Mr. Gerhardt also serves as a member of our audit committee.

Edward Neff Age: 65 Director since: 2006	Director Member, Audit Committee

Since 1990, Mr. Neff has been the Chief Executive Officer of Systems, Machines, Automation Components Corporation (also known as SMAC), a manufacturer of moving coil electric actuators.

Mr. Neff has received over 25 United States patents relating to robotics and precise automation. He is a graduate of the University of Michigan.

We selected Mr. Neff to serve on our board of directors due to his experience and expertise in business management and in automated systems. Mr. Neff also serves as a member of our audit committee.

Mr. Neff is an uncle of our Chief Executive Officer, President and director Michael W. Nall.

Class II Directors with terms ending in 2018:

Name and Age	Current Position with Biocept	Business Experience and Other Directorships
Marsha A. Chandler, Ph. D. Age: 71 Director since: 2013	Director Chair, Nominating and Corporate Governance Committee

Dr. Chandler currently serves as Senior Policy Fellow at the Global Policy School (also known as GPS) at the University of California, San Diego (also known as UCSD). She was the Executive Vice President/Chief Operating Officer of the Salk Institute for Biological Studies from 2007 to 2015, where she managed approximately 1,000 scientific and administrative personnel and oversaw all institutional fiscal, administrative and fund-raising activities. From 1997 to 2007 she served as Senior Vice Chancellor for Academic Affairs at UCSD, where she was the chief academic officer responsible for the policies and decisions relating to all academic programs and faculty appointments and performance. She served as Acting Chancellor from 2003-04 and holds an appointment as Professor of Political Science in the Graduate School of International Relations and Pacific Studies at UCSD.

Dr. Chandler is a Fellow of the Royal Society of Canada, the highest academic honor bestowed in that country. She received her Ph.D. from The University of North Carolina at Chapel Hill.

We selected Dr. Chandler to serve on our board of directors due to her experience in organizational management and her stature in the life sciences community. Dr. Chandler also serves as chair of our nominating and corporate governance committee.

Name and Age	Current Position with Biocept	Business Experience and Other Directorships
Bruce A. Huebner Age: 65 Director since: 2013	Director Member, Compensation Committee

Mr. Huebner is currently and has been since 2004 a managing director of LynxCom Partners LLC, a healthcare consulting firm, where his focus has primarily been on cancer diagnostics and personalized medicine.  In June of 2011, he joined the Board of Vermillion, Inc., an ovarian cancer diagnostics company.  He assumed the role of Interim Chief Executive Officer and President of Vermillion from November 2012 to March 2013 and then served as Chairman of the Board from March through December 2013. From October 2009 to June 2010, Mr. Huebner served as President and Chief Executive Officer of TrovaGene, Inc., a developer of molecular diagnostics products. From June of 2005 through June of 2008, Mr. Huebner served as President of Osmetech Molecular Diagnostics, a molecular diagnostic microarray products company. From 2002 to 2004, Mr. Huebner was President and Chief Operating Officer of Nanogen, Inc., a publicly held nanotechnology/microarray company. From 1996 to 2002, Mr. Huebner was Executive Vice President and Chief Operating Officer of Gen-Probe Incorporated, a leader in the development of nucleic acid tests for infectious diseases. Mr. Huebner received his Bachelor of Science degree in Chemistry from the University of Wisconsin-La Crosse and completed a Senior Executive Graduate School program at Columbia University.

We selected Mr. Huebner to serve on our board of directors due to his strong background in cancer diagnostics sales, marketing, operations and reimbursement. Mr. Huebner also serves as a member of our compensation committee.

Ivor Royston, M.D. Age: 70 Director since: 2010	Director Chair, Compensation Committee and Member, Nominating and Corporate Governance Committee

Dr. Royston co-founded Forward Ventures and has served as its Managing Partner since 2000. From 1990 to 2000, he served as founding President and CEO of The Sidney Kimmel Cancer Center and from 1978 to 1990, he was a member of the oncology faculty of the University of California, San Diego. In addition to being a co-founder of Hybritech, Inc., in 1986 he co-founded IDEC Corporation, which later merged with Biogen to form Biogen Idec. Dr. Royston has been instrumental in the formation, financing and development of numerous biotechnology companies, including Applied Molecular Evolution (acquired by Eli Lilly), Corixa (acquired by GlaxoSmithKline), Dynavax, LigoCyte (acquired by Takeda), Morphotek (acquired by Eisai), Sequana Therapeutics (acquired by Celera), TargeGen (acquired by Sanofi-Aventis), and Triangle Pharmaceuticals (acquired by Gilead). He is currently a director of MMRGlobal, Inc., a publicly-traded health records management company. Dr. Royston received his B.A. and M.D. degrees from Johns Hopkins University and completed post-doctoral training in internal medicine and medical oncology at Stanford University. In 1997, President Clinton appointed Dr. Royston to a six-year term on the National Cancer Advisory Board.

We selected Dr. Royston to serve on our board of directors due to his extensive experience with emerging life sciences companies. Dr. Royston also serves as chair of our compensation committee and as a member of our nominating and governance committee.

EXECUTIVE OFFICERS

Our executive officers, and their respective ages and positions with us as of March 31, 2016, are as follows:

Name	Age	Position
Michael W. Nall	53	President, Chief Executive Officer and Director
Lyle J. Arnold, Ph.D.	69	Senior Vice-President of Research & Development, Chief Scientific Officer
Mark G. Foletta	55	Chief Financial Officer
Veena Singh, M.D.	41	Senior Vice President and Senior Medical Director
Raaj Trivedi	43	Vice-President, Commercial Operations

Mr. Nall’s biography can be found under the heading “Directors.”

Lyle J. Arnold, Ph. D. joined us as Senior Vice President and Chief Scientific Officer in 2011. Before then, he consulted for us from May 2010 to April 2011. He is a biotechnology executive, entrepreneur, and developer of innovative technologies covering therapeutics, molecular diagnostics, and genomics. Dr. Arnold also serves as President of Aegea Biotechnologies, Inc., which he founded in 2010 to acquire, develop, and commercialize next generation nucleic acid technologies. Previously he was Vice President, Research at Gen-Probe Incorporated from September 2003 to October 2009. During the time between departing from Gen-Probe and joining us, Dr. Arnold worked as a consultant for various entities through Lyle Arnold Consulting LLC, and started Aegea Biotechnologies in February 2010. He has also held senior scientific and management positions at Molecular Biosystems (co-founder), Genta, Synteni, Incyte Genomics, and Oasis Biosciences (co-founder), where he was President and Chief Scientific Officer from October 2001 to September 2003. In addition, Dr. Arnold was a faculty member of the UCSD School of Medicine and a member of the UCSD Cancer Center. Dr. Arnold is an inventor or co-inventor on 39 issued U.S. patents and more than 140 issued and pending patents worldwide. He is the principal inventor of the chemiluminescent Hybridization Protection Assay (HPA) and associated technologies, core to Gen-Probe assays that have generated more than $5 billion in product revenue. In addition, he has authored more than 50 scientific publications. Dr. Arnold serves on the board of directors of Asuragen, a rapidly emerging biotechnology company in Austin, Texas, as well as on the board of Aegea.

He received a B.S. in Chemistry from the University of California at Los Angeles and a Ph.D. in Chemistry/Biochemistry from the University of California at San Diego.

Mark G. Foletta joined us as interim Chief Financial Officer in August 2015. Mr. Foletta has over 30 years of audit and financial experience, with over 15 years in the biotechnology and pharmaceutical sectors. Mr. Foletta previously served as Senior Vice President, Finance and Chief Financial Officer of Amylin Pharmaceuticals, Inc., a publicly traded pharmaceutical company, from March 2006 through Amylin’s acquisition by Bristol Myers-Squibb Company in August 2012, and as Vice President, Finance and Chief Financial Officer of Amylin from 2000 to 2006. Prior to joining Amylin in 2000, Mr. Foletta held a number of management positions with Intermark, Inc. and Triton Group Ltd. from 1986 to 2000 and served as an Audit Manager with Ernst & Young. He is currently a member of the Board of Directors and Audit Committee of AMN Healthcare Services, Inc., a publicly traded healthcare workforce solutions provider, Dexcom, Inc. a publicly traded company and Regulus Therapeutics, Inc., a publicly traded biopharmaceutical company. He is also on the Board of Directors of Viacyte, Inc., a private biotechnology company. Mr. Foletta received a B.A. in Business Economics from the University of California, Santa Barbara and is a member of the Corporate Directors Forum.

Veena Singh, M.D. joined us as Senior Vice President and Senior Medical Director in December 2014. Prior to joining Biocept, she was the Medical Director at bioTheranostics, Inc. since July 2009. Dr. Singh brings experience in oncology molecular diagnostics, assay development and validation with expertise in CLIA regulations and is board certified in Anatomic and Clinical Pathology as well as in Molecular Pathology. Dr. Singh completed her Anatomic and Clinical pathology residency at the University of California, San Diego and her Molecular Pathology fellowship at Cedars-Sinai Medical Center in Los Angeles.  Dr. Singh obtained her medical degree from the University of Transkei, South Africa.

Raaj Trivedi joined us as Vice President, Commercial Operations in March 2014, and has more than 15 years of leadership experience in the biotechnology and diagnostic industry. He joined us from Life Technologies where from 2013 to 2014 he was involved in leading a number of business development and commercial initiatives geared towards taking their next generation sequencing, or NGS, applications and positioning them into the research, translation medicine and clinical markets. From 2005 to 2013, Mr. Trivedi worked at Clarient, a GE Healthcare Company, where he led both marketing and business development departments. From 2002 to 2005, Mr. Trivedi led commercial efforts and strategy for leukemia and lymphoma diagnostic services at US Labs, now part of LabCorp. He began his career at Ernst & Young LLP in 1998. Mr. Trivedi received a master’s degree in Biotechnology from the University of Maryland and earned his bachelor’s degree from the University of California, Irvine.

CORPORATE GOVERNANCE

Board Leadership Structure

The positions of chairman of the board and chief executive officer are separated.  We believe that separating these positions allows our chief executive officer to focus on our day-to-day business, while allowing the chairman of the board to lead our board of directors in its fundamental role of providing advice to and independent oversight of management.  Our board of directors recognizes the time, effort and energy that the chief executive officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our chairman, particularly as our board of directors’ oversight responsibilities continue to grow.  While our amended and restated bylaws and corporate governance principles do not require that our chairman and chief executive officer positions be separate, our board of directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Board Role in Risk Oversight

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success.  We face a number of risks, including risks relating to our operations, strategic direction and intellectual property.  Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management.  In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The role of our board of directors in overseeing the management of our risks is conducted primarily through committees of our board of directors, as disclosed in the descriptions of each of the committees below and in the charters of each of the committees.  The full board of directors (or the appropriate board committee in the case of risks that are under the purview of a particular committee) discusses with management our major risk exposures, their potential impact on us, and the steps we take to manage them.  When a board committee is responsible for evaluating and overseeing the management of a particular risk or risks, the chairman of the relevant committee reports on the discussion to the full board of directors during the committee reports portion of the next board meeting.

Board and Committee Meetings

During 2015, our board of directors met 12 times (including telephonic meetings) and took action by written consent six times.  Each director attended at least 75% of the meetings held while he or she was a director, either in person or by teleconference.  Additionally, each director attended at least 75% of the meetings for each committee on which he or she served, except for Dr. Royston, who did not attend the meeting of our nominating and corporate governance committee held in 2015.

Director Attendance at Annual Meetings

Although we do not have a formal policy regarding attendance by members of our board of directors at our annual meetings of stockholders, we encourage all of our directors to attend.

Executive Sessions

In accordance with the applicable NASDAQ Listing Rules, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.

Board Committees

Our board of directors has three standing committees: the audit committee, the compensation committee, and the nominating and corporate governance committee.  In addition, from time to time, special committees may be established under the direction of our board of directors when necessary to address specific issues.

Each of the three standing committees has a written charter that has been approved by our board of directors.  A copy of each charter is available on our website at www.biocept.com by selecting the “Investor Relations” icon at the top of the page, followed by the “Corporate Governance” hyperlink.

The current members of each committee are identified in the following table:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
David F. Hale (non-executive Chairman)	—	—	—
Marsha A. Chandler	—	—	Chair
Bruce E. Gerhardt, CPA	Member	—	—
Bruce A. Huebner	—	Member	—
Michael W. Nall	—	—	—
Edward Neff	Member	—	—
Ivor Royston, M.D.	—	Chair	Member
M. Faye Wilson	Chair	Member	Member

Audit Committee

During 2015, our audit committee met four times.  Each of the members of the audit committee has been determined to be an independent director under applicable SEC rules and the applicable NASDAQ Listing Rules.  Our board of directors has affirmatively determined that Ms. Wilson is designated as an “audit committee financial expert.”

Our audit committee’s responsibilities include:

•	Oversee the integrity of the Company’s financial statements and other financial information provided by the Company to its stockholders and others;
•

Monitor the periodic reviews that are conducted by the Company’s financial and senior management and by the Company’s independent auditors of the adequacy of the Company’s auditing, accounting and financial reporting processes and systems of internal control;

•	Oversee the qualifications, independence and performance of the Company’s independent auditors;
•	Oversee compliance with legal, regulatory and public disclosure requirements; and
•	Facilitate communication among the Company’s independent auditors, the Company’s financial and senior management, and the Board.

Compensation Committee

During 2015, our compensation committee met seven times and took action by written consent once.  Each of the members of the compensation committee has been determined to be an independent director under the applicable NASDAQ Listing Rules.

Our compensation committee’s responsibilities include:

•	Oversee the Company’s overall compensation programs applicable to executive officers and directors;
•	Oversee the Company’s cash and equity-based compensation plans applicable to all of the Company’s directors, officers and employees;
•	Produce an annual report on executive compensation for inclusion in the Company’s annual proxy statement; and
•	Review and discuss with the Company’s management the tables and narrative discussion regarding executive officer and director compensation to be included in the Company’s annual proxy statement.

Nominating and Corporate Governance Committee

During 2015, our nominating and corporate governance committee met once.  Each of the members of the nominating and corporate governance committee has been determined to be an independent director under the applicable NASDAQ Listing Rules.

Our nominating and corporate governance committee’s responsibilities include:

•

Identify individuals qualified to become board members, consistent with criteria approved by the Board, and recommend that the Board select the director nominees for election at each annual meeting of stockholders or to fill vacancies on Board in accordance with the Company’s Bylaws;

•

Recommend to the Board any appropriate changes in the Company’s Code of Ethics, applicable to the Chief Executive Officer and other senior financial officers, and in the Code of Business Conduct, applicable to all Company directors, officers and employees, and in such other corporate governance policies and documents as the Committee determines from time to time, including such policies and documents as the Committee may develop and/or recommend to the Board for approval;

•	Recommend to the Board director nominees for each committee of the Board; and
•	Lead the Board in its annual review of the performance of the Board and any committee thereof, as applicable.

Director Nomination Process

The goal of our nominating and corporate governance committee, which we refer to as the committee for purposes of this section, is to assemble a well-rounded board of directors that consists of directors with backgrounds that are complementary to one another, reflecting a variety of experiences, skills and expertise.  The committee’s current selection criteria for prospective nominees, as set forth in the committee’s charter, are as follows:

•	Each director should be committed to enhancing long-term stockholder value and must possess a high level of personal and professional ethics, sound business judgment and integrity;
•

Each director should be free of any conflicts of interest which would violate applicable laws, rules, regulations or listing standards, or interfere with the proper performance of his or her responsibilities;

•

Each director should possess experience, skills and attributes which enhance his or her ability to perform duties on our behalf.  In assessing these qualities, the committee will consider such factors as (i) personal skills and attributes, (ii) expertise in the areas of accounting, marketing, strategy, financial reporting or corporate governance, or (iii) professional experience in diabetes care or the healthcare industry, as well as other factors that would be expected to contribute to an effective board of directors;

•	Each director should have the willingness and ability to devote the necessary time and effort to perform the duties and responsibilities of board membership; and
•

Each director should demonstrate his or her understanding that his or her primary responsibility is to our stockholders, and that his or her primary goal is to serve the best interests of those stockholders, and not his or her personal interest or the interest of a particular group.

In considering whether to recommend any candidate for inclusion in the slate of recommended nominees for our board of directors, including candidates recommended by stockholders, the committee applies the criteria set forth above.

While we do not have a policy regarding board diversity, it is one of a number of factors that the committee takes into account in identifying nominees.

The committee believes it is appropriate for our President and Chief Executive Officer to serve as a member of our board of directors.

The committee currently has a policy of evaluating nominees recommended by stockholders in the same manner as it evaluates other nominees.  We do not intend to treat stockholder recommendations in any manner different from other recommendations.  Under our amended and restated bylaws, stockholders wishing to propose a director nominee should send the required information to our corporate secretary.

Codes of Conduct and Ethics

We have adopted a code of ethics that applies to our Chief Executive Officer and other senior financial officers (our Chief Financial Officer and other senior financial officers performing similar functions), which is designed to meet the requirements of Item 406 of Regulation S-K. We have also adopted a code of business conduct that applies to all of our employees, officers and directors, which is designed to meet the requirements of the applicable NASDAQ Listing Rules.  Each of these documents is available on our website at www.biocept.com by selecting the “Investor Relations” icon at the top of the page, followed by the “Corporate Governance” hyperlink.

Stockholder Communications with our Board of Directors

Stockholders seeking to communicate with our board of directors, as a whole, may send such communication to: Biocept, Inc., 5810 Nancy Ridge Drive, San Diego, California 92121, Attention: Chief Financial Officer.  Stockholders seeking to communicate with an individual director, in his or her capacity as a member of our board of directors, may send such communication to the same address to the attention of such individual director.  We will promptly forward any such stockholder communication to each director to whom such stockholder communication is addressed to the address specified by each such director.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table shows the compensation awarded to or earned in our last two fiscal years by our principal executive officer and our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2015. The persons listed in the following table are referred to herein as the “named executive officers.”

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)(2)		Stock Awards ($)(3)	Option Awards ($)(3)	Non-equity Incentive Plan Compensation ($)(4)		Other Compensation ($)(5)		Total ($)
Michael W. Nall	2015	362,202	(6)	—		—	337,168	101,500	(7)	43,331	(8)	844,201
President and Chief Executive Officer	2014	418,782	(6)	—		238,054	318,935	196,250	(7)	30,878	(8)	1,202,899
Veena Singh, M.D.	2015	292,129	(9)	—		—	222,413	63,042	(10)	—		577,584
SVP, Senior Medical Director	2014	26,668	(9)	—		—	88,552	—		—		115,220
Lyle J. Arnold, Ph. D.	2015	261,672		—		—	222,413	59,867	(13)	—		543,952
SVP R&D, Chief Scientific Officer	2014	246,108	(11)	25,000	(12)	—	121,408	51,380		—		443,896

(1)

The “Salary ($)” column includes salary earned for each named executive officer, 8% annual interest (compounded monthly) on salary amounts earned but deferred under Dr. Arnold’s amended and restated Salary Reduction and Contingent Payment Agreement, and the net increase/(decrease) in each named executive officer’s accrued vacation balance, or accrued vacation, in each year ended December 31. For information regarding the amended and restated Salary Reduction and Contingent Payment Agreement arrangement, see “Executive Compensation—Narrative Disclosure to Summary Compensation Table—Salary Deferrals.”

(2)	The “Bonus ($)” column includes discretionary amounts earned by each named executive officer but not otherwise included in amounts within the “Non-equity Incentive Plan Compensation ($)” column.
(3)

The amounts in the “Option Awards ($)” and “Stock Awards ($)” columns reflect the grant date fair values of stock option and RSU awards, respectively, granted during the year. These amounts are determined in accordance with the provisions of FASB ASC Topic 718, rather than an amount paid to or realized by the executive officer. For a description of these stock option and RSU awards, see “Narrative Disclosure to Summary Compensation Table” within this “Executive Compensation” section.

(4)

The “Non-equity Incentive Compensation Plan Compensation ($)” column includes discretionary amounts earned by each named executive officer pursuant to an employment agreement or our approved Annual Incentive Plan.

(5)

The “Other Compensation ($)” column includes amounts earned by each named executive officer but not otherwise included in amounts within the “Salary ($),” “Bonus ($),” “Non-equity Incentive Plan Compensation ($),” “Stock Awards ($)” or “Option Awards ($)” columns.

(6)

2015 salary amount includes accrued vacation of $9,510. 2014 salary amount includes a retroactive salary increase of $69,231 upon the closing of our initial public offering on February 10, 2014 and accrued vacation of $14,360.

(7)

2015 non-equity incentive plan compensation amount includes a bonus of $101,500 related to the achievement of corporate performance goals during 2015. 2014 non-equity incentive plan compensation amount includes a bonus of $100,000 to Mr. Nall related to the closing of our initial public offering on February 10, 2014 awarded pursuant to our employment agreement with Mr. Nall, and also includes a bonus of $96,250 related to the achievement of corporate performance goals during 2014.

(8)

2015 other compensation amount includes $24,000 commuting expenses reimbursement benefit we provided to Mr. Nall plus $19,331 of income taxes we paid for Mr. Nall in respect of such benefit. 2014 other compensation amount includes $26,176 commuting expenses reimbursement benefit we provided to Mr. Nall plus $4,702 of income taxes we paid for Mr. Nall in respect of such benefit.

(9)	Dr. Singh commenced employment on December 1, 2014. 2015 salary amount includes accrued vacation of $4,937. 2014 salary amount includes accrued vacation of $1,456.
(10)	2015 non-equity incentive plan compensation amount includes a bonus of $63,042 related to the achievement of both individual and corporate performance goals during 2015.
(11)	2014 salary amount includes interest on deferred salary of $618.
(12)	Bonus amount includes a discretionary award to Dr. Arnold related to the closing of our initial public offering on February 10, 2014.
(13)	2015 non-equity incentive plan compensation amount includes a bonus of $59,867 related to the achievement of both individual and corporate performance goals during 2015.

Narrative Disclosure to Summary Compensation Table

Michael W. Nall

We entered into an employment agreement effective as of August 26, 2013, as amended on November 6, 2015, with Michael W. Nall, or collectively, the CEO Employment Agreement, in connection with his appointment as our Chief Executive Officer and

President. The CEO Employment Agreement provides Mr. Nall the following: (i) a base salary of $200,000 per year, provided that the salary will increase retroactively to $350,000 per year upon completion of an initial public offering or an equity or debt financing of at least $5,000,000; (ii) a target bonus of $100,000 per year; (iii) a special one-time bonus of $100,000 in January 2014 if an initial public offering or an equity or debt financing of at least $5,000,000 has been completed by then; (iv) upon completion of an initial public offering or an equity or debt financing of at least $5,000,000, a housing allowance of $2,000 per month; (v) stock options under our 2013 Equity Incentive Plan, or 2013 Plan, to purchase a number of shares of common stock equal to at least 4% of our fully diluted stock outstanding as of August 26, 2013, vesting in equal monthly installments over four years beginning August 15, 2013 with a term of 10 years; and (vi) performance-based RSUs under our 2013 Plan for a number of shares of common stock equal to 1% of our common stock following completion of an initial public offering or an equity or debt financing of at least $5,000,000, subject to the establishment of goals and objectives to be agreed with and approved by our Board of Directors. The closing of our initial public offering on February 10, 2014 qualified as such a receipt of aggregate proceeds of $5,000,000 or more from an equity or debt financing. The CEO Employment Agreement calls for the vesting of such stock options to fully accelerate upon a change in control, and in the event Mr. Nall’s continuous service is terminated by us or our stockholders without cause or Mr. Nall resigns with good reason, for him to receive one year of additional vesting of such stock options.

The CEO Employment Agreement provides that in the event of termination of Mr. Nall’s employment by us without cause or his resignation for good reason, the vesting of any of his outstanding unvested stock options and RSUs which would have vested over the following 12 months will accelerate (unless the applicable stock option or RSU agreement provides for more favorable acceleration terms). Also, in the event of a change of control, if the surviving or acquiring corporation (or its parent company) does not assume or continue Mr. Nall’s outstanding unvested stock options or RSUs, or substitute similar stock awards for such stock options or RSUs, then all of Mr. Nall’s unvested stock options and RSUs will immediately vest and become exercisable, provided Mr. Nall is providing continued service to us immediately prior to the change of control. In addition, solely with respect to Mr. Nall’s unvested stock options and RSUs granted prior to November 6, 2015, in the event of a change of control where Mr. Nall’s unvested stock options and RSUs are not fully accelerated, the vesting of 50% of any of Mr. Nall’s outstanding unvested stock options and RSUs will accelerate on the date of the change of control and the remaining unvested stock options and RSUs will vest on the earliest of (i) the date of the termination of his employment by us without cause, (ii) the date of his resignation for good reason, or (iii) the first anniversary of the change of control (unless the applicable stock option or RSU agreement provides for more favorable acceleration terms). (For example, the foregoing would not apply to the initial stock options grant, which would fully accelerate upon a change in control.) Additionally, if during the 10-day period before a change of control or during the 12-month period following a change of control, Mr. Nall’s employment is terminated without cause or Mr. Nall resigns for good reason, then the vesting of each of Mr. Nall’s outstanding unvested stock options and RSUs will accelerate immediately.

The CEO Employment Agreement provides that if Mr. Nall has a separation from service as a result of his discharge by us without cause or his resignation with good reason then, provided that he gives us an effective waiver and release of claims, he will be entitled to 12 months’ salary and up to 12 months of COBRA premiums (or substantially equivalent health insurance coverage). However, the CEO Employment Agreement further provides that Mr. Nall will have no entitlement to any severance benefits before our completion of an initial public offering or an equity or debt financing of at least $5,000,000. The closing of our initial public offering on February 10, 2014 qualified as such a receipt of aggregate proceeds of $5,000,000 or more from an equity or debt financing.

On June 12, 2014, an option award exercisable into 75,000 shares of common stock with an estimated grant date fair value of $318,935 was issued to Mr. Nall under our 2013 Plan. The exercise price of these options of $5.35 per share is equal to the closing price of our common stock on the date of grant. The share amount for the option award was determined by dividing the award value by $4.25, which is the fair value per share of the option exercisable into our common stock on the date of grant, estimated using a Black-Scholes valuation model. The assumptions used in the Black-Scholes valuation model include a volatility rate of 100.0%, a risk free interest rate of 1.94%, a dividend yield of 0.00%, and an expected term of 6.08 years. The option award vests in equal monthly installments over 48 months beginning June 12, 2014 with a term of 10 years.

On June 12, 2014 a performance RSU award for 44,496 shares of common stock with a grant date fair value of $238,054 was granted to Mr. Nall under our 2013 Plan. The share amount for the performance RSU award was determined by dividing the award value by $5.35, which was the closing price of our common stock on the date of grant. Vesting of the performance RSU award may occur based on our achievement of specified objectives as determined by our Board of Directors or Compensation Committee, as follows:

Percentage of
Overall RSU
Grant Subject to
Vesting
Target
Minimum revenue in 2015	25%
Maximum EBITDA loss in 2015	15%
Attainment of financial plan for fiscal 2015	20%
Minimum value of strategic agreements by December 31, 2015	20%
Implementation of four new diagnostic test panels by December 31, 2015	20%
Total	100%

On August 31, 2015, an option award exercisable into 150,000 shares of common stock with an estimated grant date fair value of $190,640 was issued to Mr. Nall under our Amended and Restated 2013 Equity Incentive Plan, or Amended and Restated 2013 Plan. The exercise price of these options of $2.01 per share is equal to the closing price of our common stock on the date of grant. The share amount for the option award was determined by dividing the award value by $1.27, which is the fair value per share of the option exercisable into our common stock on the date of grant, estimated using a Black-Scholes valuation model. The assumptions used in the Black-Scholes valuation model include a volatility rate of 70.0%, a risk free interest rate of 1.76%, a dividend yield of 0.00%, and an expected term of 6.08 years. The option award vests over a four year period with 25% of all shares vesting on the one year anniversary of the grant and the remainder vesting in equal monthly installments over the following three years beginning August 31, 2016, with a term of 10 years.

On August 31, 2015, a performance option award exercisable into 100,000 shares of common stock with an estimated grant date fair value of $146,529 was granted to Mr. Nall under our Amended and Restated 2013 Plan. The exercise price of these options of $2.01 per share is equal to the closing price of our common stock on the date of grant. The share amount for the option award was determined by dividing the award value by $1.47, which is the fair value per share of the option exercisable into our common stock on the date of grant, estimated using a Black-Scholes valuation model. The assumptions used in the Black-Scholes valuation model include a volatility rate of 90.0%, a risk free interest rate of 1.64%, a dividend yield of 0.00%, and an expected term of 5.67 years. Vesting of these stock options may occur based on our achievement of specified objectives as determined by our Board of Directors, or a committee of our Board of Directors in its sole discretion, as follows:

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

Veena Singh, M.D.

We entered into an employment agreement effective December 1, 2014 with Veena Singh, or the SVP Employment Agreement, in connection with her appointment as our Senior Vice President and Senior Medical Director. The SVP Employment Agreement provides Dr. Singh the following: (i) a base salary of $285,000 per year; (ii) a 2015 target bonus of 35% of base salary, with the annual target bonus to be established by us from time to time; and (iii) stock options under our 2013 Equity Incentive Plan to purchase 40,000 shares of common stock at its fair market value on the date of grant, with 25% of all shares vesting on the one year anniversary of the grant and the remainder vesting in equal monthly installments over the following three years.

The SVP Employment Agreement provides that if Dr. Singh’s continuous service is terminated without cause or she resigns with good reason then, provided that she gives us an effective waiver and release of claims, she will be entitled to six months’ salary paid as a lump sum on the 60th day following her separation from service, plus up to six months of COBRA premiums. However, if she is terminated without cause or she resigns with good reason within three months before or 12 months after a change in control, then, provided that she gives us an effective waiver and release of claims, she will be entitled to 12 months’ salary paid as a lump sum on the 60th day following her separation from service, plus up to 12 months of COBRA premiums, and all of her then-outstanding stock options will fully vest.

On December 18, 2014, an option award exercisable into 40,000 shares of common stock with an estimated grant date fair value of $88,552 and a vesting commencement date of December 1, 2014 was issued to Dr. Singh under our 2013 Plan. The exercise price of these options of $2.79 per share is equal to the closing price of our common stock on the date of grant. The share amount for the option award was determined by dividing the award value by $2.21, which is the fair value per share of the option exercisable into our common stock on the date of grant, estimated using a Black-Scholes valuation model. The assumptions used in the Black-Scholes valuation model include a volatility rate of 100.0%, a risk free interest rate of 1.86%, a dividend yield of 0.00%, and an expected term of 6.05 years. The option award vests over a four year period with 25% of all shares vesting on the one year anniversary of the vesting commencement date and the remainder vesting in equal monthly installments over the following three years beginning December 1, 2015, with a term of 10 years.

On August 31, 2015, an option award exercisable into 175,000 shares of common stock with an estimated grant date fair value of $222,413 was issued to Dr. Singh under our Amended and Restated 2013 Plan. The exercise price of these options of $2.01 per share is equal to the closing price of our common stock on the date of grant. The share amount for the option award was determined by dividing the award value by $1.27, which is the fair value per share of the option exercisable into our common stock on the date of grant, estimated using a Black-Scholes valuation model. The assumptions used in the Black-Scholes valuation model include a volatility rate of 70.0%, a risk free interest rate of 1.76%, a dividend yield of 0.00%, and an expected term of 6.08 years. The option award vests over a four year period with 25% of all shares vesting on the one year anniversary of the grant and the remainder vesting in equal monthly installments over the following three years beginning August 31, 2016, with a term of 10 years.

Lyle J. Arnold, Ph. D.

We entered into an employment agreement, or the CSO Employment Agreement, as of April 30, 2011 with Lyle J. Arnold in connection with his appointment as our Senior Vice-President of Research and Development and Chief Scientific Officer. The CSO Employment Agreement provides Dr. Arnold the following: (i) a base salary of $200,000 per year, provided that the salary will increase to $250,000 per year upon our receipt of aggregate proceeds of $15,000,000 or more from the sales of equity securities, excluding the conversion of outstanding indebtedness; (ii) stock options under our 2007 Equity Incentive Plan to purchase 5,952 shares of common stock with an exercise price of $4.62 and a term of 10 years, with 25% of all shares vesting on the 1 year anniversary of the grant and the remainder vesting in equal monthly installments over the following 3 year period; and (iii) an additional option to purchase 1,190 shares of common stock when, based upon a good faith determination by our board of directors, a second generation platform for the capture, detection and enumeration of CTCs has been finalized, with the shares vesting in equal monthly installments over the following 1 year period. The closing of our initial public offering on February 10, 2014 qualified as such a receipt of aggregate proceeds of $15,000,000 or more from the sales of equity securities, and Dr. Arnold also received a one-time bonus of $25,000 as approved by our Board of Directors. Effective as of April 1, 2015, Dr. Arnold’s base salary was increased to $275,000 per year, as approved by our Compensation Committee of our Board of Directors.

On May 16, 2014, an option award exercisable into 35,000 shares of common stock with an estimated grant date fair value of $121,408 was issued to Dr. Arnold under our 2013 Plan. The exercise price of these options of $4.38 per share is equal to the closing price of our common stock on the date of grant. The share amount for the option award was determined by dividing the award value by $3.47, which is the fair value per share of the option exercisable into our common stock on the date of grant, estimated using a Black-Scholes valuation model. The assumptions used in the Black-Scholes valuation model include a volatility rate of 100.0%, a risk free interest rate of 1.83%, a dividend yield of 0.00%, and an expected term of 6.02 years. The option award vests over a four year period with 25% of all shares vesting on the one year anniversary of the grant and the remainder vesting in equal monthly installments over the following three years beginning May 16, 2015, with a term of 10 years.

On August 31, 2015, an option award exercisable into 175,000 shares of common stock with an estimated grant date fair value of $222,413 was issued to Dr. Arnold under our Amended and Restated 2013 Plan. The exercise price of these options of $2.01 per share is equal to the closing price of our common stock on the date of grant. The share amount for the option award was determined by dividing the award value by $1.27, which is the fair value per share of the option exercisable into our common stock on the date of grant, estimated using a Black-Scholes valuation model. The assumptions used in the Black-Scholes valuation model include a volatility rate of 70.0%, a risk free interest rate of 1.76%, a dividend yield of 0.00%, and an expected term of 6.08 years. The option award vests over a four year period with 25% of all shares vesting on the one year anniversary of the grant and the remainder vesting in equal monthly installments over the following three years beginning August 31, 2016, with a term of 10 years.

Annual Incentive Plan

On May 19, 2014, the Compensation Committee of our Board of Directors approved an annual incentive plan, or the Annual Incentive Plan, to provide our employees, including our executive officers, with an incentive for such employees to perform to the best of their abilities, to further the our growth, development and financial success, and to enable us to attract and retain highly qualified employees. Each executive officer is eligible for an award based upon the achievement of certain corporate performance goals and objectives approved by the compensation committee and, with respect to our executive officers other than our chief executive officer, individual performance. In 2015, total compensation of $302,763 was paid to employees, including our executive officers, pursuant to the Annual Incentive Plan related to the achievement of both corporate and individual performance goals earned in 2014. In 2016, total compensation of $368,197 was paid to employees, including our executive officers, pursuant to the Annual Incentive Plan related to the achievement of both corporate and individual performance goals earned in 2015.

Salary Deferrals

Pursuant to written agreements with our Non-executive Chairman and nine other employees, including Dr. Arnold, we deferred payment of portions of such individuals’ salaries from 2011 until 2014. In exchange we agreed to pay 8% per annum interest (compounded monthly) on the deferred amounts and to award them each, based on their election, either 357 common stock options or 357 RSU awards. On February 13, 2014, the compensation committee of our Board of Directors approved the payment of an aggregate $1,009,552 in deferred salary obligations, including contractual interest, to current and former named executive officers pursuant to previously existing agreements, which was fully disbursed by April 2014 using the net proceeds from our initial public offering. An additional $344,883 in deferred salary obligations and interest thereon was paid to former employees other than named executive officers. All deferred salaries and interest thereon were paid by December 31, 2014.

OUTSTANDING EQUITY AWARDS

The following table sets forth certain information, on an award-by-award basis, concerning unexercised options to purchase common stock and common stock that has not yet vested for each named executive officer and outstanding as of December 31, 2015.

		Option Awards				Restricted Stock Units
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Unvested Securities Underlying (#)(2)	Market Value of Units that are Unvested ($)(3)
Michael W. Nall	7/31/2013	19,305	—	5.18	7/31/2023	—	—
	7/31/2013	80,695	—	5.18	7/31/2023	—	—
	6/12/2014	28,066	46,757	5.35	6/12/2024	—	—
	6/12/2014	59	118	5.35	6/12/2024	—	—
	8/31/2015	—	49,797	2.01	8/31/2025	—	—
	8/31/2015	—	100,203	2.01	8/31/2025	—	—
	8/31/2015	—	100,000	2.01	8/31/2025	—	—
	6/12/2014	—	—	—	—	44,496	61,404
Veena Singh, M.D.	12/18/2014	10,000	30,000	2.79	12/18/2024	—	—
	8/31/2015	—	136,777	2.01	8/31/2025	—	—
	8/31/2015	—	38,223	2.01	8/31/2025	—	—
Lyle J. Arnold, Ph. D.	3/25/2011	5,952	—	4.62	3/24/2021	—	—
	7/31/2013	22,505	—	5.18	7/31/2023	—	—
	5/16/2014	13,854	21,146	4.38	5/16/2024	—	—
	8/31/2015	—	132,024	2.01	8/31/2025	—	—
	8/31/2015	—	42,976	2.01	8/31/2025	—	—

(1)	The scheduled vesting dates, after December 31, 2015, of these options were as follows:

Mr. Nall: For the first option award granted on July 31, 2013 in the table above, all options awarded are vested and exercisable. For the second option award granted on July 31, 2013 in the table above, 39,028 of the unvested option awards are vested and exercisable, while 41,667 are unvested but exercisable as of December 31, 2015, with 2,083 vesting each month from January 2016 until 100% of the option awards are vested, subject to continuing service. For the first option award granted on

June 12, 2014 in the table above, 1,563 of the unvested option awards granted will vest each month from January 2016 except each December of 2016 and 2017, when 1,504 will vest each month, subject to continuing service, until 100% of the options awarded are vested. For the second option award granted on June 12, 2014 in the table above, 59 of the unvested option awards granted will vest in each month of December of 2016, and 2017, subject to continuing service. For the first option award granted on August 31, 2015 in the table above, 3,125 of the unvested option awards will vest in each month of January through July of 2018 and 2019 and August of 2019, and 2,922 will vest August of 2018, subject to continuing service. For the second option award granted on August 31, 2015 in the table above, 37,500 of the unvested option awards will vest in August 2016, 3,125 will vest in each month of September 2016 through December 2017 and September through December 2018, and 203 will vest in the month of August 2018, subject to continuing service. For the third option award granted on August 31, 2015 in the table above, 25,000 of the unvested performance option awards will vest upon processing 14,000 accessions in fiscal 2016 with at least 90% billed and 75% collected by the end of fiscal 2016, 20,000 will vest upon achieving at least $3 million in contract revenues with pharmaceutical companies in fiscal 2016, 25,000 will vest upon achieving a positive GAAP gross margin by the end of fiscal 2016, and 3,000 will vest once the Company has at least 12 months of operating cash at the end of fiscal 2016, subject to continuing service.

Dr. Singh: For the option award granted on December 18, 2014 in the table above, 833 of the unvested options awarded will vest each month from January 2016 except each December of 2016, 2017, and 2018, when 837 will vest each month, subject to continuing service, until 100% of the options awarded are vested. For the first option award granted on August 31, 2015 in the table above, 35,870 of the unvested option awards will vest in August 2016, 3,646 will vest in each month of January through September of 2017 and 2018 and January through August of 2019 except each June of 2017, 2018 and 2019, when 3,645 will vest in each month, and 3,057 will vest in each month of October 2017 and 2018. For the second option award granted on August 31, 2015 in the table above, 7,880 of the unvested option awards will vest in August 2016, 3,646 will vest in each month of September through November 2016 and November 2017 and 2018, 3,645 will vest in each month of December 2016, 2017 and 2018, and 589 will vest in October 2017.

Dr. Arnold: For the option awards granted on March 25, 2011 and July 31, 2013 in the table above, all options awarded are vested and exercisable. For the option award granted on May 16, 2014 in the table above, 729 of the unvested option awards will vest in each month from January 2016 except each May of 2016, 2017, and 2018, and November 2016, and 2017, when 730 will vest each month, subject to continuing service, until 100% of the options awarded are vested. For the first option award granted on August 31, 2015 in the table above, 30,553 of the unvested option awards will vest in August 2016, 3,646 will vest in each month of January through August 2017, 2018 and 2019 and September through November 2018, except each month of June 2017, 2018, and 2019 when 3,645 will vest, 1,386 will vest in September 2017, and 1,646 will vest in December 2018. For the second option award granted on August 31, 2015 in the table above, 13,197 of the unvested option awards will vest in August 2016, 3,646 will vest in each month of September through November 2016 and October through November 2017, 3,645 will vest in December 2016 and 2017, 2,260 will vest in September 2017, and 1,999 will vest in December 2018.

(2)	The scheduled vesting dates, after December 31, 2015, of these unvested restricted shares are as follows:

Mr. Nall: For the 44,496 unvested performance RSU’s granted on June 12, 2014 in the table above, and as approved by our Board of Directors, 13,348 shares of our common stock were issued in settlement of this award on February 29, 2016.

(3)	The market value is equal to the product of $1.38, which is the closing price of our common stock on December 31, 2015, and the number of unvested RSUs.

Potential Payments upon Termination or Change-In-Control

Our employment agreement with Mr. Nall provides that in the event of termination of his employment by us without cause or his resignation for good reason, the vesting of any of his outstanding unvested stock options and RSUs which would have vested over the following 12 months will accelerate (unless the applicable stock option or RSU agreement provides for more favorable acceleration terms). Also, in the event of a change of control, if the surviving or acquiring corporation (or its parent company) does not assume or continue Mr. Nall’s outstanding unvested stock options or RSUs, or substitute similar stock awards for such stock options or RSUs, then all of Mr. Nall’s unvested stock options and RSUs will immediately vest and become exercisable, provided Mr. Nall is providing continued service to us immediately prior to the change of control. In addition, solely with respect to Mr. Nall’s unvested stock options and RSUs granted prior to November 6, 2015, in the event of a change of control where Mr. Nall’s unvested stock options and RSUs are not fully accelerated, the vesting of 50% of any of Mr. Nall’s outstanding unvested stock options and RSUs will accelerate on the date of the change of control and the remaining unvested stock options and RSUs will vest on the earliest of (i) the date of the termination of his employment by us without cause, (ii) the date of his resignation for good reason, or (iii) the first anniversary of the change of control (unless the applicable stock option or RSU agreement provides for more favorable acceleration terms). (For example, the foregoing would not apply to the initial stock options grant, which would fully accelerate upon a change in control.) Additionally, if during the 10-day period before a change of control or during the 12-month period following a change of control, Mr. Nall’s employment is terminated without cause or Mr. Nall resigns for good reason, then the vesting of each of Mr. Nall’s outstanding unvested stock options and RSUs will accelerate immediately. Our employment agreement with Mr. Nall further provides that if he has a separation from service as a result of his discharge by us without cause or his resignation with good reason then, provided that he gives us an effective waiver and release of claims, he will be entitled to 12 months’ salary and up to 12 months of COBRA premiums (or substantially equivalent health insurance coverage).

As of March 10, 2011, we entered into an employment agreement, effective retroactive to January 1, 2011 with David F. Hale, or the Executive Chairman Agreement, in connection with his appointment as our Executive Chairman of the Board of Directors. The Executive Chairman Agreement provided that his stock option for 10,204 shares of common stock will fully vest in the event of a change in control (or upon the completion of our initial public offering). Because Mr. Hale early-exercised the stock option in November 2011, the same vesting and acceleration provisions now apply to the lapsing of our right to repurchase the exercised shares. The Executive Chairman Agreement also provided that Mr. Hale’s time-based RSU award for 428,597 shares of our preferred stock (equivalent to 10,204 shares of common stock) will fully vest and settle upon a change in control (or upon the completion of our initial public offering) during the period of his continuous service; he would receive a prorated portion of such shares if the change in control or initial public offering occurred within 10 years after January 1, 2011 but after the involuntary termination of his continuous service. The proration would be based upon the number of months he provided continuous service to us divided by 48; but the RSUs would be deemed vested in full upon his termination without cause, provided that he gives us an effective waiver and release of claims. The Executive Chairman Agreement also entitled Mr. Hale to a performance-based RSU award, which is divided into three equal tranches, each representing shares of our preferred stock equal to 0.5% of our fully-diluted equity capitalization, and each to settle upon a change in control (or upon the completion of our initial public offering) occurring within 10 years after January 1, 2011. The tranches were associated with achievement of a specified commercial milestone, a specified funding milestone, and specified leadership milestones. The Executive Chairman Agreement provides that if a change in control (or initial public offering) occurs during the time of his continuous service but before the performance requirements are achieved, he will be entitled to receive 0.5% of our fully-diluted equity capitalization as of immediately before such event for each of the three tranches. Because Mr. Hale’s time-based and performance-based RSUs under the Executive Chairman Agreement both vested upon the closing of our initial public offering on February 10, 2014, Mr. Hale would receive no additional payments thereunder if a change in control occurs after the closing of our initial public offering. In connection with the closing of our initial public offering on February 10, 2014, 10,204 shares of common stock vested as settlement of the time-based RSUs and were issued on November 9, 2015, subsequent to the expiration of the 180 day lock-up period. Also in connection with the closing of our initial public offering on February 10, 2014, 53,662 shares of common stock vested as settlement of the performance-based RSUs and were issued on November 9, 2015, subsequent to the expiration of the 180 day lock-up period, and was determined by the amount equal to 1.5% of our fully-diluted equity capitalization as of immediately before the closing of our initial public offering.

In October 2010, 390,000 preferred stock RSUs (equivalent to 9,285 shares of common stock) were granted to a member of our Board of Directors, Dr. Royston, which vest only upon a change in control or the effectiveness of an underwriting agreement for an initial public offering within 10 years. Since Dr. Royston was still serving on the board at the closing of our initial public offering in February 2014, 9,285 shares of common stock vested then as settlement of the RSU’s and were issued on November 9, 2015, subsequent to the expiration of the 180 day lock-up period.

The vesting of all stock options and RSUs awarded under our Amended and Restated 2013 Plan will accelerate fully in the event that the optionee’s continuous service is terminated without cause, or the optionee resigns for good reason, within 10 days before or 12 months after a change in control. In addition, we only have the discretion to accelerate the vesting of awards under the Amended and Restated 2013 Plan in connection with a change of control if an outstanding award is not assumed, continued or substituted for by the surviving or acquiring corporation (or its parent company).

Equity Compensation Plan Information

The table below sets forth certain information as of December 31, 2015 regarding the shares of our common stock available for grant or granted under stock option plans and other compensation arrangements that were adopted by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders(1)	2,218,406	3.58	739,373

(1)

Represents 2,141,141 shares of common stock that may be issued pursuant to option awards and 77,265 restricted stock units granted, and available for future grant, under the 2007 Plan and Amended and Restated 2013 Plan.  See “Executive

Compensation—Equity Compensation Plan Information—2007 Equity Incentive Plan” and “Executive Compensation—Equity Compensation Plan Information—Amended and Restated 2013 Equity Incentive Plan” for a description of these plans.

Equity Compensation Plan Information

We have two equity incentive plans: the 2007 Equity Incentive Plan, or 2007 Plan, and the Amended and Restated 2013 Plan. Each plan is described separately below, followed by a description of certain federal income tax consequences with respect to plans of these types.

2007 Equity Incentive Plan

The following is a summary of the material terms of our 2007 Plan, as amended to date. This description is not complete. For more information, we refer you to the full text of the 2007 Plan.

The purposes of the 2007 Plan are: (i) to secure and retain the services of eligible employees, board members, consultants and other advisors to serve our company and its affiliates, (ii) to provide incentives for such persons to exert maximum efforts for the success of our company and its affiliates and (iii) to provide a means by which they can benefit from increases in the value of our common stock.

The 2007 Plan authorizes the grant of the following types of awards: (i) nonstatutory stock options, or NSOs; (ii) incentive stock options, or ISOs; (iii) restricted stock awards; (iv) RSUs; (v) stock appreciation rights, or SARs; (vi) performance stock awards; and (vii) other stock awards. Awards may be granted to employees, directors, consultants and other service providers of our company and its affiliates. However, ISOs may not be granted to non-employees.

We have authorized a total of 61,032 shares of common stock for issuance pursuant to all awards granted under the 2007 Plan. The number of shares issued or reserved pursuant to the 2007 Plan (or pursuant to outstanding awards) is subject to adjustment as a result of mergers, consolidations, reorganizations, stock splits, reverse stock splits, stock dividends and other changes in our common stock. Shares subject to awards that have been terminated, expired unexercised, forfeited, settled in cash or cancelled in accordance with the cancellation and regrant procedures under the 2007 Plan will again become available for issuance under the Amended and Restated 2013 Plan and shall no longer be available for issuance under the 2007 Plan. Shares of common stock used to pay the exercise price of awards will also again become available for issuance under the Amended and Restated 2013 Plan and shall no longer be available for issuance under the 2007 Plan.

However, shares in the following categories may not again be made available for issuance as awards under the Amended and Restated 2013 Plan or the 2007 Plan: (i) shares of common stock not issued or delivered as a result of the net settlement of outstanding awards, (ii) shares of common stock used to pay the exercise price of NSOs or ISOs, and (iii) shares of common stock used to pay withholding taxes related to awards.

As of December 31, 2015, 61,032 shares had been issued under the 2007 Plan, 50,797 shares underlay outstanding awards, and no other shares remained available to be subjected to further awards.

Administration. Our Board of Directors administers the 2007 Plan, subject to the board’s authority to delegate some or all of such administration to the Compensation Committee.

Performance Criteria. Vesting of any awards granted under the 2007 Plan may be made subject to the satisfaction of one or more performance goals established by the Board of Directors, in addition to or instead of time-vesting. The performance goals may vary from participant to participant, group to group, and period to period. Performance goals may be weighted for different factors and measures.

Transferability. Unless otherwise determined by the Board of Directors, awards granted under the 2007 Plan are generally not transferable other than by will or by the laws of descent and distribution.

Corporate Transaction. In the event we are acquired in a corporate transaction, as defined in the 2007 Plan, unless otherwise provided in a written agreement between us and the holder of an outstanding 2007 Plan award, the award will be assumed by the successor company or a similar award will be substituted by the successor company. If the successor company does not agree to assume or substitute the award, the vesting of the award will accelerate and the award will become exercisable in full.

Effectiveness of the 2007 Plan; Amendment and Termination. The 2007 Plan became effective on March 6, 2007. The terms of the Amended and Restated 2013 Plan require that any shares available for issuance under the 2007 Plan at the time of the adoption of the Amended and Restated 2013 Plan shall become available for issuance under the Amended and Restated 2013 Plan and shall no longer be available for issuance under the 2007 Plan. The board may amend, alter or discontinue the 2007 Plan in any respect at any time, subject to certain exceptions, but no amendment may adversely affect the rights of a participant under any awards previously granted, without his or her consent, except that stockholder approval will be needed if required by applicable law.

The 2007 Plan permits us to reprice any stock option granted under the plan without the approval of our stockholders.

U.S. Federal Income Tax Consequences Associated with the 2007 Plan

Following is a summary of the federal income tax consequences of option and other awards under the 2007 Equity Incentive Plan. Optionees and recipients of other rights and awards granted under the 2007 Equity Incentive Plan are advised to consult their personal tax advisors before exercising an option, stock appreciation right or award or disposing of any stock received pursuant to the exercise of an option, stock appreciation right or award. In addition, the following summary is based upon an analysis of the Code, existing laws, judicial decisions, administrative rulings, regulations and proposed regulations, all of which are subject to change and does not address state, local or other tax laws.

Treatment of Options. The Code treats ISOs and NSOs differently. However, as to both types of options, no income will be recognized to the optionee at the time of the grant of the options under the 2007 Equity Incentive Plan.

Generally, upon exercise of an NSO, including an option intended to be an ISO but which has not continued to so qualify at the time of exercise, an optionee will recognize ordinary income tax on the excess of the fair market value of the stock on the exercise date over the option price. In general, if an optionee, in exercising an NSO, tenders shares of our common stock in partial or full payment of the option price, no gain or loss will be recognized on the tender. However, if the tendered shares were previously acquired upon the exercise of an ISO and the tender is within two years after the date of grant or within one year after the date of exercise of the ISO, the tender will be a disqualifying disposition of the shares acquired upon exercise of the ISO.

For ISOs, there is no taxable income to an optionee at the time of exercise. However, the excess of the fair market value of the stock on the date of exercise over the exercise price will be taken into account in determining whether the alternative minimum tax will apply for the year of exercise. If the shares acquired upon exercise are held until at least two years from the date of grant and more than one year from the date of exercise, any gain or loss upon the sale of such shares, if held as capital assets, will be long-term capital gain or loss, measured by the difference between the sales price of the stock and the exercise price. Under current federal income tax law, a long-term capital gain will be taxed at a rate which is less than the maximum rate of tax on ordinary income. If the two-year and one-year holding period requirements are not met, an optionee will recognize ordinary income in the year of disposition in an amount equal to the lesser of (i) the fair market value of the stock on the date of exercise minus the exercise price or (ii) the amount realized on disposition minus the exercise price. The remainder of the gain will be treated as long-term capital gain, depending upon whether the stock has been held for more than a year. If an optionee makes such a disposition, he or she will be obligated to notify us.

In general, if an optionee, in exercising an ISO, tenders shares of our common stock in partial or full payment of the option price, no gain or loss will be recognized on the tender. However, if the tendered shares were previously acquired upon the exercise of another ISO and the tender is within two years after the date of grant or within one year after the date of exercise of the other option, the tender will be a disqualifying disposition of the shares acquired upon exercise of the other option.

As noted above, the exercise of an ISO could subject an optionee to the alternative minimum tax. The application of the alternative minimum tax to any particular optionee depends upon the particular facts and circumstances which exist with respect to the optionee in the year of exercise. However, as a general rule, the amount by which the fair market value of the common stock on the date of exercise of an option exceeds the exercise price of the option will constitute an item of “adjustment” for purposes of determining the alternative minimum taxable income on which the alternative tax may be imposed. As such, this item will enter into the tax base on which the alternative minimum tax is computed and may therefore cause the alternative minimum tax to become applicable in any given year.

Treatment of Stock Appreciation Rights. Generally, the recipient of a stock appreciation right will not recognize any income upon grant of the stock appreciation right. Upon exercise of a stock appreciation right, the holder will recognize ordinary income equal to the fair market value of our common stock at that time.

Treatment of Restricted Stock Awards. Generally, absent an election to be taxed currently under Section 83(b) of the Code, or a Section 83(b) Election, there will be no federal income tax consequences to the recipient upon the grant of a restricted stock award. At the expiration of the restriction period and the satisfaction of any other restrictions applicable to the restricted shares, the recipient will recognize ordinary income equal to the fair market value of our common stock at that time. If a Section 83(b) Election is made within 30 days after the date the restricted stock award is granted, the recipient will recognize an amount of ordinary income at the time of the receipt of the restricted shares equal to the fair market value, determined without regard to applicable restrictions, of the shares of our common stock at such time. If a Section 83(b) Election is made, no additional income will be recognized by the recipient upon the lapse of restrictions on the shares, and before the sale of such shares, but, if the shares are subsequently forfeited, the recipient may not deduct the income that was recognized pursuant to the Section 83(b) Election at the time of the receipt of the shares.

Amended and Restated 2013 Equity Incentive Plan

The following is a summary of the material terms of our Amended and Restated 2013 Plan. This description is not complete. For more information, we refer you to the full text of the Amended and Restated 2013 Plan.

Purpose. The purposes of the Amended and Restated 2013 Plan are: (i) to enable us to attract and retain the types of qualified employees, officers, directors, consultants and other service providers who will contribute to our long range success; (ii) to align the interests of employees, officers, directors, consultants and other service providers with those of our stockholders; and (iii) to promote the success of our business.

Types of Awards. The Amended and Restated 2013 Plan authorizes the grant of the following types of awards: stock options, SARs, restricted stock, RSUs and performance compensation awards. Awards may be granted to employees, officers, non-employee board members, consultants and other service providers of our Company and its affiliates. However, ISOs may be granted only to employees, including officers.

Shares Available for Awards. Under the Amended and Restated 2013 Plan, subject to certain changes in our capitalization, the aggregate number of shares of common stock that may be issued pursuant to awards from and after June 16, 2015 (the date of stockholder approval of the Amended and Restated 2013 Plan), or the Share Reserve, will not exceed 3,068,865 shares, which is the sum of (1) 1,500,000 new shares of common stock, plus (2) the number of shares of common stock previously authorized by the Company stockholders that remained available for issuance for future award grants under 2013 Plan and under the 2007 Plan as of immediately prior to June 16, 2015, plus (3) any shares underlying outstanding awards that were granted under the 2013 Plan or 2007 Plan that, on or after June 16, 2015 become available for issuance again from time to time under the Amended and Restated 2013 Plan because the awards are forfeited, terminated or expire, as further described below.

The number of shares of our common stock issued or reserved pursuant to the Amended and Restated 2013 Plan, or pursuant to outstanding awards, is subject to adjustment as a result of mergers, consolidations, reorganizations, stock splits, reverse stock splits, stock dividends and other changes in our common stock.

Shares subject to awards (including awards granted under the 2007 Plan that were outstanding as of June 16, 2015) that have been cancelled, expired unexercised, or are forfeited do not count as shares issued and therefore will again to that extent become available for issuance under the Amended and Restated 2013 Plan. However, shares in the following categories may not again be made available for issuance under the Amended and Restated 2013 Plan: (i) shares of common stock used to pay the exercise or purchase price of an award, including as a result of the net exercise of outstanding stock options, (ii) shares of common stock used to pay withholding taxes related to awards, (c) shares of common stock covered by a stock-settled SAR that were not issued upon settlement of the SAR or (iv) shares of common stock repurchased by us on the open market with the proceeds of the exercise or purchase price of an award.

As of December 31, 2015, 2,268,460 shares had been issued under the Amended and Restated 2013 Plan, 2,167,609 shares underlay outstanding awards, and 739,373 shares remained available to be subjected to further awards.

Eligibility. All of our (including our affiliates’) 53 employees, seven non-employee directors and six consultants as of December 31, 2015 are eligible to participate in the Amended and Restated 2013 Plan and may receive all types of awards other than ISOs. ISOs may be granted under the Amended and Restated 2013 Plan only to our employees (including officers) and employees of our affiliates. We refer to eligible individuals who receive awards under the Amended and Restated 2013 Plan as “participants”.

Section 162(m) Limits. The Amended and Restated 2013 Plan provides that no participant may be granted in any one calendar year (i) stock options or SARs pursuant to which, in the case of stock options, the aggregate number of shares of common stock that may be acquired thereunder, or, in the case of SARs, the aggregate number of shares of common stock covered thereby, exceeds 2,000,000 shares, or (ii) any other types of awards covering in the aggregate over 1,000,000 shares of common stock. Also, the maximum number of shares of common stock subject to performance compensation awards, other than stock options and SARs, payable to any one participant under the Amended and Restated 2013 Plan in any one performance period is 2,000,000 shares of common stock or, in the event such performance compensation award is paid in cash, the equivalent cash value thereof on the first or last day of the performance period to which such award relates, as determined by the compensation committee (or other authorized committee). The maximum amount that can be paid in any calendar year to any participant pursuant to a performance compensation award designated in cash under the Amended and Restated 2013 Plan is $2,000,000. These limits are designed to allow us to grant awards that are intended to be exempt from the $1 million limitation on the income tax deductibility of compensation paid per covered employee imposed by Section 162(m) of the Code.

Administration. The Amended and Restated 2013 Plan will be administered by our compensation committee. The compensation committee has the discretion to determine the individuals to whom awards may be granted under the Amended and Restated 2013 Plan, the number of shares of our common stock subject to each award, the type of award, the manner in which such awards will vest and the other conditions applicable to awards. The compensation committee is authorized to interpret the Amended and Restated 2013 Plan, to establish, amend and rescind any rules and regulations relating to the Amended and Restated 2013 Plan and to make any other determinations that it deems necessary or desirable for the administration of the Amended and Restated 2013 Plan. All decisions, determinations and interpretations by the compensation committee, and any rules and regulations under the Amended and Restated 2013 Plan and the terms and conditions of or operation of any award, are final and binding on all participants. Notwithstanding the foregoing, the board of directors also has authority to take action expressly or implicitly in the capacity of the administrator of the Amended and Restated 2013 Plan, and the board of directors also may delegate, to the extent allowed under Delaware law, its authority to one or more members of the board of directors with respect to awards that do not involve covered employees within the meaning of Internal Revenue Code Section 162(m) or “insiders” within the meaning of Section 16 of the Exchange Act. The compensation committee, the board of directors and any authorized member of the board of directors authorized to administer the Amended and Restated 2013 is considered to be the “Plan Administrator.”

Repricing; Cancellation and Re-Grant of Stock Awards. Under the Amended and Restated 2013 Plan, the Plan Administrator does not have the authority to reprice any outstanding stock option or SAR by reducing the exercise or strike price of the stock option or SAR or to cancel any outstanding stock option or SAR that has an exercise or strike price greater than the then-current fair market value of our common stock in exchange for cash or other stock awards without obtaining the approval of our stockholders. Such approval must be obtained within 12 months prior to such repricing or cancellation and re-grant event.

Minimum Vesting Requirements. Under the Amended and Restated 2013 Plan, no stock option or SAR (including a stock option or SAR that that is a performance compensation award or otherwise vests based on performance goals) will vest (or, if applicable, be exercisable) until at least 12 months following the date of grant of the award; provided, however, that up to 5% of the Share Reserve may be subject to stock options or SARs which do not meet such vesting (and, if applicable, exercisability) requirements.

Stock Options. Stock options may be granted under the Amended and Restated 2013 Plan pursuant to stock option award agreements. The Amended and Restated 2013 Plan permits the grant of stock options that are intended to qualify as ISOs and NSOs.

The exercise price of a stock option granted under the Amended and Restated 2013 Plan may generally not be less than 100% of the fair market value of our common stock subject to the stock option on the date of grant and, in some cases (see “Limitations on Incentive Stock Options” below), may not be less than 110% of such fair market value.

The term of stock options granted under the Amended and Restated 2013 Plan may not exceed ten years and, in some cases (see “Limitations on Incentive Stock Options” below), may not exceed five years. Except as otherwise provided in a participant’s stock option award agreement or in an employment agreement with us or one of our affiliates, if a participant’s service relationship with us or any of our affiliates (referred to as “continuous service”) terminates (other than for cause and other than upon the participant’s death or disability), the participant may exercise any vested stock options for up to three months following the participant’s termination of continuous service. Except as otherwise provided in a participant’s stock option award agreement or employment agreement with us or one of our affiliates, if a participant’s continuous service terminates due to the participant’s disability or death, the participant, or his or her beneficiary, as applicable, may exercise any vested stock options for up to 12 months following the participant’s termination. Except as explicitly provided otherwise in a participant’s stock option award agreement or employment agreement with us or one of our affiliates, if a participant’s continuous service is terminated for cause (as defined in the Amended and Restated 2013 Plan), all stock options held by the participant will terminate upon the participant’s termination of continuous service and the participant will be prohibited from exercising any stock option from and after such termination date. A participant’s stock option award agreement may provide that the term of a stock option shall be extended if the exercise of the stock option following the participant’s termination of continuous service for any reason would violate the registration requirements under the Securities Act or any other state or federal securities law or rules of any securities exchange or interdealer quotation system. In no event, however, may a stock option be exercised after its original expiration date.

A participant may exercise a stock option by written notice and payment of the exercise price in cash or by check, or in the discretion of the Plan Administrator, in the form of an irrevocable commitment by a broker to pay over the net proceeds from a sale of the shares issuable under an option, the delivery of previously owned shares and/or withholding of shares deliverable upon exercise, net-exercise, or any combination of these methods, or in any other form of legal consideration that may be acceptable to the Plan Administrator.

Subject to certain minimum vesting requirements (see “Minimum Vesting Requirements” above), stock options granted under the Amended and Restated 2013 Plan may become exercisable in cumulative increments, or “vest,” as determined by the Plan Administrator at the rate specified in the stock option agreement. Shares covered by different stock options granted under the Amended and Restated 2013 Plan may be subject to different vesting schedules as the Plan Administrator may determine.

The Plan Administrator may impose limitations on the transferability of stock options granted under the Amended and Restated 2013 Plan in its discretion. Generally, a participant may not transfer a stock option granted under the Amended and Restated 2013 Plan other than by will or the laws of descent and distribution. However, ISOs can be transferred pursuant to a qualified domestic relations order and, subject to approval by the Plan Administrator, NSOs can be transferred without consideration to certain family members and other permitted transferees not prohibited by applicable tax and securities laws.

Limitations on Incentive Stock Options. The aggregate fair market value, determined at the time of grant, of shares of our common stock with respect to ISOs that are exercisable for the first time by a participant during any calendar year under all of our stock plans may not exceed $100,000. The stock options or portions of stock options that exceed this limit or otherwise fail to qualify as ISOs are treated as NSOs. No ISO may be granted to any person who, at the time of grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any affiliate unless the following conditions are satisfied:

•	the exercise price of the ISO must be at least 110% of the fair market value of the common stock subject to the ISO on the date of grant; and
•	the term of the ISO must not exceed five years from the date of grant.

Subject to adjustment for certain changes in our capitalization, the aggregate maximum number of shares of our common stock that may be issued pursuant to the exercise of ISOs under the Amended and Restated 2013 Plan is 3,068,865 shares.

Stock Appreciation Rights. SARs may be granted under the Amended and Restated 2013 Plan pursuant to SAR award agreements. Each SAR is denominated in common stock share equivalents. The strike price of each SAR will be determined by the Plan Administrator, but will in generally not be less than 100% of the fair market value of the common stock subject to the SAR on the date of grant. Subject to certain minimum vesting requirements (see “Minimum Vesting Requirements” above), the Plan Administrator may also impose restrictions or conditions upon the vesting of SARs that it deems appropriate. The appreciation distribution payable upon exercise of a SAR may be paid in shares of our common stock, in cash, in a combination of cash and stock, or in any other form of consideration determined by the Plan Administrator. Generally, the treatment of a SAR upon termination of a participant’s continuous service and restrictions on transfer of a SAR will be determined by the Plan Administrator and set forth in the SAR award agreement.

Restricted Stock Awards. Restricted stock awards may be granted under the Amended and Restated 2013 Plan pursuant to restricted stock award agreements. A restricted stock award may be granted in consideration for cash, the participant’s past services performed for us or any of our affiliates, or future services to be performed for us or any of our affiliates, subject to applicable law and if permitted by the Plan Administrator. Shares of our common stock acquired under a restricted stock award may be subject to forfeiture to or repurchase by us in accordance with a vesting schedule to be determined by the Plan Administrator, which may include performance-based conditions. Rights to acquire shares of our common stock under a restricted stock award may be transferred only upon such terms and conditions as are set forth in the restricted stock award agreement. Subject to the terms of the restricted stock award agreement, dividends paid on restricted stock generally will be subject to the same vesting conditions as apply to the shares subject to the restricted stock award. Generally, the treatment of a restricted stock award upon termination of a participant’s continuous service will be determined by the Plan Administrator and set forth in the restricted stock award agreement.

Restricted Stock Unit Awards. RSU awards may be granted under the Amended and Restated 2013 Plan pursuant to RSU award agreements. A RSU may be settled by the delivery of shares of our common stock, in cash, in a combination of cash and stock, or in any other form of consideration determined by the Plan Administrator and set forth in the RSU award agreement. RSUs may be subject to vesting in accordance with a vesting schedule to be determined by the Plan Administrator, which may include performance-based conditions. Subject to the terms of the RSU award agreement, dividend equivalents generally may be credited in respect of shares of our common stock covered by a RSU, provided that any additional shares credited by reason of such dividend equivalents will be subject to all of the same terms and conditions of the underlying RSU. The treatment of a RSU upon termination of a participant’s continuous service will be determined by the Plan Administrator and set forth in the RSU award agreement.

Performance Compensation Awards. The Amended and Restated 2013 Plan allows us to grant performance compensation awards, which are awards denominated in shares of our common stock, cash or a combination thereof, which are earned during a specified performance period subject to the attainment of performance criteria. Performance compensation awards may be structured to qualify as performance-based compensation that is not subject to the $1 million limitation on the income tax deductibility of compensation paid per covered employee imposed by Section 162(m) of the Code. The Amended and Restated 2013 Plan provides for maximum amounts that may granted to any participant in a calendar year attributable to performance compensation awards (see “Section 162(m) Limitations” above).

Vesting of performance compensation awards may be subject to a requirement of continuous service and/or the satisfaction of one or more performance goals. The performance goals may vary from participant to participant, group to group, and period to period. Performance goals may be weighted for different factors and measures. The length of any performance period, the performance goals to be achieved during the performance period, and the measure of whether and to what degree such performance goals have been attained will be determined by the Plan Administrator, except that to the extent the performance compensation award is intended to be “performance-based compensation” under Section 162(m) of the Code, the Plan Administrator shall be our compensation committee or another committee that consists solely of two or more non-employee directors who are “outside directors” under the requirements of Section 162(m) of the Code.

In granting a performance stock or cash award intended to qualify as “performance-based compensation” under Section 162(m) of the Code, our compensation committee (or other qualified committee) will set a period of time, or a performance period, over which the attainment of one or more goals, or performance goals, will be measured. Within the time period prescribed by Section 162(m) of the Code (no later than the earlier of the 90th day of a performance period and the date on which 25% of the performance period has elapsed, and in any event at a time when the achievement of the performance goals remains substantially uncertain), our compensation committee (or other qualified committee) will establish the performance goals, based upon one or more criteria, or performance criteria, enumerated in the Amended and Restated 2013 Plan and described below. As soon as administratively practicable following the end of the performance period, our compensation committee (or other qualified committee) will certify in writing whether the performance goals have been satisfied.

Performance goals under the Amended and Restated 2013 Plan will be based on any one or more of the following performance criteria: (a) net earnings or net income (before or after taxes); (b) basic or diluted earnings per share (before or after taxes); (c) net revenue or net revenue growth; (d) gross revenue; (e) gross profit or gross profit growth; (f) net operating profit (before or after taxes); (g) return on assets, capital, invested capital, equity, or sales; (h) cash flow (including, but not limited to, operating cash flow, free cash flow, and cash flow return on capital); (i) earnings before or after taxes, interest, depreciation and/or amortization; (j) gross or operating margins; (k) improvements in capital structure; (l) budget and expense management; (m) productivity ratios; (n) economic value added or other value added measurements; (o) share price (including, but not limited to, stock price growth measures and total stockholder return); (p) expense targets; (q) margins; (r) operating efficiency; (s) working capital targets; (t) enterprise value; (u) safety record; (v) regulatory milestones; (w) scientific milestones; (x) customer acquisition; (y) completion of partnering agreement; (z) workforce retention; (aa) completion of acquisitions or business expansion; and (bb) individual business objectives.

Performance goals may be based on a Company or affiliate-wide basis, with respect to one or more business units, divisions, or operational units of the Company or an affiliate or any combination thereof, and in either absolute terms or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Our compensation committee or other authorized committee (or, to the extent that an award is not intended to qualify as “performance-based compensation” under Section 162(m) of the Code, the Plan Administrator) is authorized to make appropriate adjustments in the method of calculating the attainment of performance goals for a performance period based on the following events (provided, however, that to the extent that an award is intended to qualify as “performance-based compensation” under Section 162(m) of the Code, any such adjustment may be made only as permitted under Section 162(m) of the Code): (a) asset write-downs; (b) litigation or claim judgments or settlements; (c) the effect of changes in tax laws, accounting principles, or other laws or regulatory rules affecting reported results; (d) any reorganization and restructuring programs; (e) extraordinary nonrecurring items as described in Accounting Principles Board Opinion No. 30 (or any successor or pronouncement thereto) and/or in management’s discussion and analysis of financial condition and results of operations appearing in our Company’s annual report to stockholders for the applicable year; (f) acquisitions or divestitures; (g) any other specific unusual or nonrecurring events, or objectively determinable category thereof; (h) foreign exchange gains and losses; and (i) a change in our Company’s fiscal year.

Transferability. Awards granted under the Amended and Restated 2013 Plan generally may not be transferred in any manner other than by will or by the laws of descent and distribution and awards generally may not be transferred if the participant is to receive consideration in connection with the transfer. Stock options may be transferred in the limited circumstances described above under the section entitled “Stock Options.”

Clawback Policy. The Amended and Restated 2013 Plan provides that rights, payments and benefits with respect to an award granted under the Amended and Restated 2013 Plan will be subject to reduction, cancellation forfeiture or recoupment in recovery under any law, government regulation or listing requirement as well as any clawback policy that the Company adopts pursuant to such laws, regulations or requirements.

Changes to Capital Structure. In the event of certain capitalization adjustments, the Plan Administrator will appropriately adjust: (i) the class(es) and maximum number of securities subject to the Amended and Restated 2013 Plan; (ii) the class(es) and maximum number of securities that may be issued pursuant to the exercise of ISOs; (iii) the class(es) and maximum number of securities that may be awarded to any participant pursuant to the individual Section 162(m) limitations; and (iv) the class(es) and number of securities and price per share of stock subject to outstanding stock awards.

Change in Control. In the event of a change in control of our Company (as defined in the Amended and Restated 2013 Plan and described below) in which the surviving corporation or acquiring corporation (or its parent company) does not assume or continue outstanding awards under the Amended and Restated 2013 Plan or substitute similar stock awards for such outstanding awards, then the Plan Administrator may, in its discretion and upon at least 10 days’ advance notice to the affected persons, accelerate the vesting

(and exercisability, as applicable) of outstanding awards under the Amended and Restated 2013 Plan in full or in part to a date prior to the effective time of the change in control transaction and, to the extent not exercised (if applicable) at or prior to the effective time of the transaction, cancel all outstanding awards upon or immediately before the change in control and pay to the holders thereof, in cash or stock, or any combination thereof, the value of such awards (including, at the Plan Administrator’s discretion, any unvested portion of the award) based upon the value per share of common stock received or to be received or deemed received by our other stockholders in the transaction. In the case of any stock option or SAR with an exercise price that equals or exceeds the price paid for a share of common stock in connection with the change in control, the Plan Administrator may cancel the option or SAR without the payment of consideration therefor.

In addition, in the event of a participant’s termination of continuous service without cause or resignation for good reason during the 10 day period before a change in control or during the 12 month period following a change in control, all stock options and SARs under the Amended and Restated 2013 Plan will become immediately exercisable with respect to 100% of the shares subject to such stock options or SARs, and/or the restricted period will expire immediately with respect to 100% of the shares of restricted stock or RSUs as of the date of the participant’s termination or resignation.

With respect to performance compensation awards, in the event of a change in control, all incomplete performance periods in respect of such award in effect on the date the change in control occurs will end on the date of such change in control and the Plan Administrator will (i) determine the extent to which performance goals with respect to each such performance period have been met based upon such audited or unaudited financial information then available as it deems relevant and (ii) cause to be paid to the applicable participant partial or full awards with respect to performance goals for each such performance period based upon the Plan Administrator’s determination of the degree of attainment of performance goals or, if not determinable, assuming that the applicable “target” levels of performance have been attained, or on such other basis determined by the Plan Administrator.

For purposes of the Amended and Restated 2013 Plan, a change in control generally will be deemed to occur in the event: (i) the direct or indirect sale, transfer, conveyance or other disposition (other than by way of a merger or consolidation) of all or substantially all of the properties or assets of our Company and its subsidiaries, to any person or group that is not one of our subsidiaries; (ii) the “incumbent directors” (as described below) cease to constitute at least a majority of our board of directors; (iii) a person, entity or group acquires beneficial ownership of 50% or more of either our then outstanding shares of common stock or of the combined voting power of our then outstanding securities; (iv) there is a consummated reorganization, merger, consolidation, statutory share exchange or similar form of corporate transaction involving our Company that requires Company stockholder approval. Certain acquisitions and other transactions are exempted from the definition of a change in control, as further described in the Amended and Restated 2013 Plan, including a transaction where (a) immediately after such transaction more than 50% of the total voting power of the resulting entity is represented by the combined voting power of our outstanding voting securities immediately before the transaction in substantially the same proportions as their ownership of our outstanding voting securities immediately prior to such transaction, (b) no person or group (other than Claire Reiss or her affiliates or any employee benefit plan sponsored or maintained by the surviving entity is the beneficial owner of 50% or more of the total voting power of the parent company of the surviving entity in the transaction and (c) at least a majority of the members of the board of directors of the parent company of the surviving entity were members of the Company’s board of directors at the time of approval of the initial agreement providing for such transaction. “Incumbent directors” for purposes of the definition of “change in control” means the individuals who are on our board of directors as of the original effective date of the 2013 Plan (July 31, 2013) or individuals whose nomination or election was approved by a vote of at least two-thirds of the incumbent directors then still on the board of directors.

Plan Amendments and Termination. The Plan Administrator will have the authority to amend or terminate the Amended and Restated 2013 Plan at any time. However, except as otherwise provided in the Amended and Restated 2013 Plan or an award agreement, no amendment or termination of the Amended and Restated 2013 Plan may materially impair a participant’s rights under his or her outstanding awards without the participant’s consent. We will obtain stockholder approval of any amendment to the Amended and Restated 2013 Plan as required by applicable law and listing requirements. No ISOs may be granted under the Amended and Restated 2013 Plan after the tenth anniversary of April 28, 2015, the date the Amended and Restated 2013 Plan was adopted by our board of directors.

The recipient of an unrestricted stock award will recognize ordinary income equal to the fair market value of our common stock that is the subject of the award when the award is made.

The recipient of an RSU will recognize ordinary income as and when the units vest. The amount of the income will be equal to the fair market value of the shares of our common stock issued at that time. The recipient of an RSU will not be permitted to make a Section 83(b) Election with respect to such award.

Treatment of Performance Share Awards. The federal income tax consequences of performance share awards, performance unit awards, other cash-based awards and other stock-based awards will depend on the terms and conditions of those awards.

Tax Withholding. We have the right to deduct or withhold, or require a participant to remit to us, the amount required to satisfy minimum statutory withholding requirements of federal, state and local tax laws and regulations, domestic or foreign, with respect to any taxable event arising as a result of the 2007 Equity Incentive Plan or the 2013 Equity Incentive Plan.

Inapplicability of Code Sections and ERISA. Sections 401(a) and 401(k) of the Code and the provisions of the Employee Retirement Income Security Act of 1974 are not applicable to the 2007 Equity Incentive Plan or the 2013 Equity Incentive Plan.

U.S. Federal Income Tax Consequences Associated with the Amended and Restated 2013 Plan

The following is a general summary of the principal United States federal income taxation consequences to participants and us under current law with respect to participation in the Amended and Restated 2013 Plan. This summary is not intended to be exhaustive, and does not discuss the income tax laws of any city, state or foreign jurisdiction in which a participant may reside or the rules applicable to deferred compensation under Section 409A of the Code. Our ability to realize the benefit of any tax deductions described below depends on our generation of taxable income as well as the requirement of reasonableness, the provisions of Section 162(m) of the Code and the satisfaction of our tax reporting obligations.

Non-Statutory Stock Options. Generally, there is no taxation upon the grant of an NSO if the stock option is granted with an exercise price equal to the fair market value of the underlying stock on the grant date. On exercise of an NSO the participant will recognize ordinary income in an amount equal to the difference, if any, between the stock option exercise price and the fair market value of the shares on the date each such stock option is exercised. The participant’s basis for the stock for purposes of determining gain or loss on subsequent disposition of such shares generally will be the fair market value of the common stock on the date the participant exercises such stock option. Any subsequent gain or loss will be generally taxable as capital gains or losses. Subject to certain restrictions and limitations, we will generally be entitled to a tax deduction equal to the taxable ordinary income realized by the participant.

Incentive Stock Options. Generally, a participant is not subject to ordinary income tax upon the grant or exercise of an ISO, although the amount by which the fair market value of a share of stock acquired on exercise of an ISO exceeds the exercise price of the ISO generally will be an adjustment included in the participant’s alternative minimum taxable income for the year in which the ISO is exercised. If a participant holds a share received on exercise of an ISO for more than two years from the date the stock option was granted and more than one year from the date the stock option was exercised, which is referred to as the required holding period, the difference, if any, between the amount realized on a sale or other taxable disposition of that share and the participant’s tax basis in that share will be long-term capital gain or loss.

If, however, a participant disposes of a share acquired on exercise of an ISO before the end of the required holding period, which is referred to as a disqualifying disposition, the participant generally will recognize ordinary income in the year of the disqualifying disposition equal to the excess, if any, of the fair market value of the share on the date the ISO was exercised over the exercise price. However, if the sales proceeds are less than the fair market value of the share on the date of exercise of the ISO, the amount of ordinary income recognized by the participant will not exceed the gain, if any, realized on the sale. If the amount realized on a disqualifying disposition exceeds the fair market value of the share on the date of exercise of the ISO, that excess will be short-term or long-term capital gain, depending on whether the holding period for the share exceeds one year.

Upon a disqualifying disposition of shares in the year in which the stock option is exercised, there will be no adjustment for alternative minimum tax purposes with respect to those shares. In computing alternative minimum taxable income, the tax basis of a share acquired on exercise of an ISO is increased by the amount of the adjustment taken into account with respect to that share for alternative minimum tax purposes in the year the stock option is exercised.

We are not allowed an income tax deduction with respect to the grant or exercise of an ISO or the disposition of a share acquired on an exercise of an ISO after the required holding period. If there is a disqualifying disposition of a share, however, we are allowed a deduction in an amount equal to the ordinary income includible in income by the participant, subject to Section 162(m) of the Code and provided that amount constitutes an ordinary and necessary business expense for us and is reasonable in amount, and either the participant includes that amount in income or we timely satisfy our reporting requirements with respect to that amount.

An ISO exercised more than three months after a participant terminates employment, other than by reason of death or disability, will be taxed as a NSO, and the participant will have been deemed to have received income on the exercise taxable at ordinary income rates. We will be entitled to a tax deduction equal to the participant’s ordinary income, if any.

SARs. In general, the tax treatment of a SAR is similar to that of a NSO.

Restricted Stock Awards. Generally, the recipient of a restricted stock award will recognize ordinary income at the time the shares are received equal to the excess, if any, of the fair market value of the shares received over any amount paid by the recipient for the shares. If a share is not vested when it is received, the participant generally will not recognize income until the share becomes vested, at which time the participant will recognize ordinary income equal to the excess, if any, of the fair market value of the share on the date it becomes vested over any amount paid by the participant in exchange for the share. A participant may file an election with the Internal Revenue Service, within 30 days following his or her receipt of the restricted stock award, to recognize ordinary income, as of the date the participant receives the award, equal to the excess, if any, of the fair market value of the share on the date the award is granted over any amount paid by the participant for the share. The participant’s basis for the determination of gain or loss upon the subsequent disposition of shares acquired from restricted stock awards will be the amount paid for such shares plus any ordinary income recognized either when the share is received or when the share becomes vested.

Subject to the satisfaction of certain reporting requirements and other conditions as described above, we will generally be entitled to a tax deduction equal to the taxable ordinary income realized by the participant.

RSU Awards. Generally, a participant who receives a RSU structured to either comply with or be exempt from the requirements of Section 409A of the Code will recognize ordinary income at the time the shares of our common stock are delivered equal to the excess, if any, of the fair market value of the shares of our common stock received over any amount paid by the participant in exchange for the shares of our common stock. The participant’s basis in the shares will be the amount paid plus any ordinary income recognized when the shares are delivered. Subject to the satisfaction of certain reporting requirements and other conditions as described above, we will generally be entitled to a tax deduction equal to the taxable ordinary income realized by the participant.

Dividend Equivalents. A participant who receives a dividend equivalent with respect to an award generally will not recognize taxable income at the time of grant, and we will not be entitled to a deduction at that time. When a dividend equivalent is paid, the participant generally will recognize ordinary income. Subject to the satisfaction of certain reporting requirements and other conditions as described above, we will generally be entitled to a tax deduction equal to the taxable ordinary income realized by the participant.

Performance Compensation Awards. A participant who has been granted a performance compensation award generally will not recognize taxable income at the time of grant, and we will not be entitled to a deduction at that time. When an award is paid, whether in cash or common stock, the participant generally will recognize ordinary income. Subject to the satisfaction of certain reporting requirements and other conditions as described above, we will generally be entitled to a tax deduction equal to the taxable ordinary income realized by the participant.

Impact of Section 409A of the Code. The Amended and Restated 2013 Plan provides for the grant of various types of awards which may not be exempt from Section 409A of the Code. If an award is subject to Section 409A of the Code, and if the requirements of Section 409A of the Code are not met, the taxable events as described above could apply earlier than described and also could result in the imposition of additional taxes and penalties.

DIRECTOR COMPENSATION

On August 10, 2015, our Board of Directors approved the following cash and equity compensation policies for non-employee members of our Board of Directors, as recommended by the Compensation Committee of our Board of Directors:

•

Annual Retainer. For service as a director: an annual cash retainer of $25,000 retroactive to June 15, 2015, until which date an annual cash retainer of $15,000 was effective (in addition to any annual cash retainers otherwise paid).

•

Board Chair. For service as Board Chair: an annual cash retainer of $75,000 retroactive to June 15, 2015, until which date an annual cash retainer of $85,000 was effective (in addition to any annual cash retainers otherwise paid).

•	Lead Independent Director. For service as Lead Independent Director: an annual cash retainer of $5,000 (in addition to any annual cash retainers otherwise paid).
•	Audit Committee.

For service as Chair of the audit committee: an annual cash retainer of $15,000 retroactive to June 15, 2015 (in addition to any annual cash retainers otherwise paid).

For service as member of the audit committee other than as its Chair: an annual cash retainer of $6,250 retroactive to June 15, 2015 (in addition to any annual cash retainers otherwise paid).

•	Compensation Committee.

For service as Chair of the compensation committee: an annual cash retainer of $10,000 retroactive to June 15, 2015 (in addition to any annual cash retainers otherwise paid).

For service as member of the compensation committee other than as its Chair: an annual cash retainer of $5,000 retroactive to June 15, 2015 (in addition any annual cash retainers otherwise paid).

•	Nominating and Corporate Governance Committee.

For service as Chair of the nominating and corporate governance committee: an annual cash retainer of $7,500 retroactive to June 15, 2015 (in addition any annual cash retainers otherwise paid).

For service as member of the nominating and corporate governance committee other than as its Chair: an annual cash retainer of $3,750 retroactive to June 15, 2015 (in addition any annual cash retainers otherwise paid).

•	Initial Awards. For each non-employee director who is initially elected or appointed to the board: an option to purchase 25,000 shares of common stock.
•	Annual Awards.

For each non-employee director who (i) has been serving on the board for at least 6 months as of the date of any annual meeting of our stockholders and (ii) will continue to serve as a non-employee director immediately following such meeting: an option to purchase 12,500 shares of common stock.

The annual cash retainers shall be earned and paid on a calendar quarterly basis, subject to proration in the case of service during only a portion of a calendar quarter.

The per share exercise price of each option granted under this program shall equal the fair market value of a share of common stock on the date the option is granted. Each such Initial Award shall vest and become exercisable in substantially equal installments on each of the first three anniversaries of the vesting commencement date, subject to continuing in service on the board through each such vesting date; provided, that all stock options under the program shall vest in full upon the occurrence of a change in control. Each such Annual Award shall fully vest and become exercisable on the first anniversary of the vesting commencement date, subject to continuing in service on the board through each such vesting date; provided, that all stock options under the program shall vest in full upon the occurrence of a change in control.

The term of each such stock option shall be 10 years from the date the option is granted. Upon a non-employee director’s cessation of service on the board for any reason, his or her stock options granted under this program would, to the extent vested on the date of cessation of service, remain exercisable for 12 months following the cessation of his or her service on the board (or such longer period as the board may determine in its discretion on or after the date of such stock options).

On December 31, 2015, option awards exercisable into an aggregate 87,500 shares of common stock with an estimated grant date fair value of $85,695 and a vesting commencement date of June 16, 2015 were granted under our Amended and Restated 2013 Equity Incentive Plan to the non-employee members of our Board of Directors in accordance with the annual grant amounts noted above in this “Director Compensation” section. The exercise price of these awards of $1.38 per share is equal to the closing price of our common stock on the date of grant, and the fair value of approximately $0.98 per option award was estimated using a Black-Scholes valuation model. The assumptions used in the Black-Scholes valuation model include a volatility rate of 90.0%, a risk free interest rate of 1.68%, a dividend yield of 0.00%, and an expected term of 5.23 years. The option awards vest fully on the one year anniversary of vesting commencement date with a term of 10 years.

The following table reflects all compensation awarded to, earned by or paid to the non-employee directors during 2015:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Restricted Stock Awards ($)(1)	Total ($)
Marsha A. Chandler	24,519	12,242	—	36,761
Bruce E. Gerhardt	23,839	12,242	—	36,081
David F. Hale	100,000	12,242	—	112,242
Bruce A. Huebner	23,159	12,242	—	35,401
Edward Neff	23,839	12,242	—	36,081
Ivor Royston, M.D.	27,919	12,242	—	40,161
M. Faye Wilson	38,359	12,242	—	50,601

(1)The amounts in the “Option Awards ($)” and “Restricted Stock Awards ($)” columns reflect the grant date fair values of stock option and RSU awards, respectively, granted during the year. These amounts are determined in accordance with the provisions of FASB ASC Topic 718, rather than an amount paid to or realized by the director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock as of March 31, 2016 by:

•	each person, or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock;
•	each of our named executive officers;
•	each of our executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities.  In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before May 30, 2016 which is 60 days after March 31, 2016.  These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o Biocept, Inc., 5810 Nancy Ridge Drive, San Diego, California 92121.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Claire K. T. Reiss(1)	1,983,005	9.9%
Named Executive Officers and Directors:
David F. Hale(2)	380,079	1.9%
Marsha A. Chandler(3)	39,187	*	%
Bruce E. Gerhardt(4)	83,360	*	%
Bruce A. Huebner(5)	50,942	*	%
Michael W. Nall(6)	187,571	*	%
Edward Neff(7)	306,881	1.5%
Ivor Royston, M.D.(8)	78,086	*	%
M. Faye Wilson(9)	79,942	*	%
Lyle J. Arnold, Ph. D.(10)	56,671	*	%
Veena Singh, M.D.(11)	19,166	*	%
All Executive Officers and Directors as a group (12 persons)(12)	1,355,176	6.5%

*	denotes less than 1%.
(1)

The number of shares currently beneficially owned includes outstanding shares held by various family trusts and Reisung Enterprises, Inc., a private corporation controlled by Mrs. Reiss. The calculation of the percentage of shares beneficially owned also includes 125,250 shares for which common stock warrants held by various family trusts and Reisung Enterprises, Inc., a corporation controlled by Mrs. Reiss, are exercisable at a price of $10.00 per share, the price of our common stock sold in our initial public offering. The address of Mrs. Reiss is 9675 La Jolla Farms Road, La Jolla, California 92037.

(2)

Includes 134,978 shares of common stock underlying stock options. Includes shares held by Hale BioPharma Ventures LLC, which is controlled by Mr. Hale, and shares held by the Hale Family Trust, which is controlled by Mr. Hale as co-trustee. The calculation of the percentage of shares beneficially owned also includes 22,175 shares and 40,000 shares for which common stock warrants held by Hale BioPharma Ventures LLC are exercisable at prices of $10.00 per share and $1.56, respectively, according to prices set in our initial and follow-on public offerings.

(3)

Includes 27,609 shares of common stock underlying stock options. The number of shares beneficially owned also includes outstanding shares held by a family trust affiliated with Dr. Chandler. The calculation of the percentage of shares beneficially owned includes 2,500 shares and 2,000 shares for which common stock warrants held by Dr. Chandler are exercisable at prices of $10.00 per share and $1.56 per share, respectively, according to prices set in our initial and follow-on public offerings.

(4)

Includes 17,952 shares of common stock underlying stock options and 10,923 shares of common stock underlying restricted stock awards. The calculation of the percentage of shares beneficially owned also includes 500 shares and 20,000 shares for which common stock warrants held by Mr. Gerhardt are exercisable at prices of $10.00 per share and $1.56 per share, respectively, according to prices set in our initial and follow-on public offerings.

(5)

Includes 26,942 shares of common stock underlying stock options. The calculation of the percentage of shares beneficially owned also includes 12,000 shares for which common stock warrants held by Mr. Huebner are exercisable at a price of $1.56 per share, according to the price set in our follow-on public offering.

(6)

Includes 135,937 shares which Mr. Nall has the right to acquire from us within 60 days of March 31, 2016 pursuant to the exercise of stock options, 31,250 of which will be unvested but exercisable as of May 30, 2016. The calculation of the percentage of shares beneficially owned also includes 12,000 shares for which common stock warrants held by Mr. Nall are exercisable at a price of $1.56 per share, according to the price set in our follow-on public offering.

(7)

Includes 15,333 shares of common stock underlying stock options. The number of shares currently beneficially owned includes outstanding shares held by Systems, Machines, Automation Components Corporation, which is controlled by Mr. Neff. The calculation of the percentage of shares beneficially owned also includes 51,249 shares and 40,000 shares for which common stock warrants held by Systems, Machines, Automation Components Corporation are exercisable at prices of $10.00 per share and $1.56 per share, respectively, according to prices set in our initial and follow-on public offerings.

(8)

Includes 20,285 shares of common stock underlying stock options and 10,923 shares of common stock underlying restricted stock awards. Includes shares owned by Dr. Royston’s individual retirement account. The calculation of the percentage of shares beneficially owned also includes 12,000 shares for which common stock warrants held by Dr. Royston are exercisable at a price of $1.56 per share according to the price set in our follow-on public offering.

(9)

Includes 36,619 shares of common stock underlying stock options and 10,923 shares of common stock underlying restricted stock awards. Includes shares held by Ms. Wilson’s individual retirement account as well as Wilson Boyles & Co., LLC, a company controlled by Ms. Wilson. The calculation of the percentage of shares beneficially owned also includes 1,250 shares and 4,000 shares for which common stock warrants held by Ms. Wilson are exercisable at prices of $10.00 per share and $1.56 per share, respectively, according to prices set in our initial and follow-on public offerings.

(10)	Includes 45,957 shares of common stock underlying stock options.
(11)	Includes 14,166 shares of common stock underlying stock options. Includes shares owned by Dr. Singh’s spouse.
(12)	Includes 73,291 shares of common stock underlying stock options for executive officers not named in the table above.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock.  Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2015, all executive officers, directors and greater than 10% stockholders complied with all applicable SEC filing requirements.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than compensation arrangements for named executive officers and directors, we describe below each transaction and series of similar transactions, since January 1, 2014, to which we were a party or will be a party, in which the amount exceeds $120,000 (or, if less, 1% of the average of our total assets amount at December 31, 2015) and in which any related person had or will have a direct or indirect material interest.

Compensation arrangements for our named executive officers and directors are described in the section entitled “Executive Compensation.”

Claire K. T. Reiss

From time to time, Claire K. T. Reiss, who at all times described in this section was our controlling stockholder and was also a director of Biocept, individually and through entities affiliated with her has loaned us operating funds through various convertible and non-convertible debt instruments. These entities consist of Reisung Enterprises, Inc., of which Mrs. Reiss is the owner and president, and family trusts of which Mrs. Reiss is the trustee. Mrs. Reiss resigned from the board of directors on August 14, 2013.

In February 2011, we executed a note and warrant purchase agreement with Mrs. Reiss’s trusts. In exchange for a series of loans, we issued secured convertible promissory notes and warrants to purchase shares of our preferred stock to the trusts. The aggregate borrowing amount allowable under the February 2011 note and warrant purchase agreement was initially $5.0 million and was subsequently raised to $6.0 million, then $12.0 million and then $15.0 million, and the funding period was extended first to February 2012 and then to December 2012. The notes bore interest at 8%, payable at maturity. Under this note and warrant purchase agreement, we issued notes payable of $1.25 million and $10.0 million to Mrs. Reiss’ family trusts and Reisung Enterprises, Inc. during 2012 and 2011, respectively. The notes matured during 2012, and all principal of these notes was unpaid at December 31, 2012. In June 2013, Mrs. Reiss’ family trusts and Reisung Enterprises, Inc. converted the entire principal amount of $11.25 million and accrued interest of $1.7 million due on these notes into 24,002,689 shares of Series A preferred stock. The family trusts and Reisung Enterprises, Inc. retained the 4,166,667 preferred stock warrants they received under the 2011 note and warrant purchase agreement. Such warrants terminated unexercised upon the closing of our initial public offering.

In January 2012, we executed a note and warrant purchase agreement with several shareholders, including Mrs. Reiss’ family trusts. The aggregate borrowing amount allowable under the January 2012 note and warrant purchase agreement was initially $3.35 million and was subsequently raised to $8.35 million, and the funding period was extended to December 2012. The notes bore interest at 10%, payable at maturity. Under this note and warrant purchase agreement, we issued notes payable to Mrs. Reiss’ family trusts and Reisung Enterprises, Inc. for an aggregate principal amount of $5.8 million during 2012. The notes matured during 2012, and all principal and accrued interest on these notes was unpaid at December 31, 2012. In June 2013, Mrs. Reiss’ family trusts and Reisung Enterprises, Inc. converted the entire principal amount of $5.8 million and accrued interest of $627,000 due on these notes into 11,921,156 shares of Series A preferred stock. The family trusts and Reisung Enterprises, Inc. retained the 2,151,852 preferred stock warrants they received under the 2012 note and warrant purchase agreement; such warrants terminated unexercised upon the closing of our initial public offering. The number of warrants exercisable under this series of warrant agreements was determined by dividing the warrant coverage amount of 20% by the exercise price. The exercise price of the warrants was $0.54.

As of June 2013, we executed a note and warrant purchase agreement with several shareholders, including a family trust affiliated with Mrs. Reiss and Reisung Enterprises, Inc., to reflect certain prior and possible future borrowings under a series of notes, totaling up to $7.0 million. We had borrowed $0.72 million under this arrangement from Mrs. Reiss’ family trust before December 31, 2012 and we borrowed another $1.8 million under it from her family trust and Reisung Enterprises, Inc. in 2013. The maturity date of each note was May 31, 2014 and could have been extended for two successive six month periods. Each note bore interest at 8.0% per annum, payable at maturity. The principal amount of and accrued interest on each note would automatically convert into common stock upon the closing of an underwritten initial public offering resulting in at least $8.0 million of gross proceeds to us, at a conversion price equal to the price per share of our common stock sold in our initial public offering. The number of shares underlying the associated common stock warrants was determined by dividing the warrant coverage amount, which was 50% of the loan principal, by the exercise price, which was set at the price per share of our common stock sold in our initial public offering. As of December 31, 2013, the aggregate amount of principal and accrued interest outstanding for amounts we borrowed from Mrs. Reiss and entities affiliated with her under this arrangement was $2,682,328. In connection with the closing of our initial public offering on February 10, 2014, the aggregate amount outstanding related to this arrangement of $2,704,839 converted at $10.00 per share into a total of 270,484 shares of common stock, and the exercise price of the associated warrants was fixed at $10.00 per share for an aggregate of 125,250 shares of common stock. The warrants became exercisable for a five year period beginning on the closing of our initial public offering.

In July 2013, we and one of Mrs. Reiss’ family trusts amended a $1.4 million promissory note which we had issued to the trust in 2008 to provide that the entire principal amount of and accrued interest on such note would automatically convert, upon the closing of an initial public offering, into shares of our common stock at a price per share equal to the offering price per share to the public in such offering. As of December 31, 2013, the aggregate amount of principal and accrued interest outstanding on such note was $1,628,871. In connection with the closing of our initial public offering on February 10, 2014, the $1,633,982 aggregate amount outstanding related to this arrangement converted at $10.00 per share into a total of 163,399 shares of common stock.

As compensation for guaranteeing our Line of Credit, which had an initial credit availability of $1.5 million with two other guarantors and finally approximately $2.6 million with four other guarantors, a family trust affiliated with Mrs. Reiss received common stock warrants from us. The number of shares underlying the common stock warrants was determined by dividing the warrant coverage amount, which was 50% of the fair market value of the collateral provided by the family trust to secure the trust’s guaranty obligations to UBS Bank USA, by the exercise price, which was set at the price per share of our common stock sold in our initial public offering. At the closing of our initial public offering on February 10, 2014, the fair market value of the collateral provided by the family trust under this arrangement was $1,176,042, and the exercise price of the associated warrants was fixed at $10.00 per share for an aggregate of 58,802 shares of common stock. The warrants became exercisable for a two year period beginning on the closing of our initial public offering.

Edward Neff

Edward Neff, a member of our board of directors, is the chief executive officer and owner of Systems, Machines, Automation Components Corporation (SMAC), a company which has loaned us operating funds under convertible debt arrangements and provided financing for certain fixed asset purchases.

Under the note and warrant purchase agreement executed in February 2011, we borrowed $125,000 and $425,000 from SMAC in 2011 and 2012, respectively. See details of the February 2011 note and warrant purchase agreement in the description of transactions with Claire K. T. Reiss, above. The principal and accrued interest on these notes was unpaid at December 31, 2012. In June 2013, SMAC converted the principal of $550,000 and accrued interest of $53,000 due on these notes into 1,116,498 shares of Series A preferred stock. SMAC retained 203,698 preferred stock warrants it received under the 2011 note and warrant purchase agreement. Such warrants terminated unexercised upon the closing of our initial public offering.

During 2011, we entered into two financing arrangements with SMAC, for the purchase of lab equipment from SMAC totaling $256,000, of which $138,000 and $60,000 was outstanding as of December 31, 2011 and 2012, respectively. The stated interest rate on each financing agreement was 0.0%. Under the first financing arrangement, the maximum amount which could be borrowed was $147,000, the largest amount of principal outstanding during the period from January 1, 2012 to date was $72,000, the principal amount outstanding on September 30, 2013 was $22,000, the amount of principal paid during the period from January 1, 2012 to date was $50,000, and the amount of imputed interest (calculated using a 8.00% per annum imputed interest rate) during the period from January 1, 2012 to date was $7,000. Under the second financing arrangement, the maximum amount which could be borrowed was $109,000, the largest amount of principal outstanding during the period from January 1, 2012 to date was $66,000, the principal amount outstanding on September 30, 2013 was $39,000, the amount of principal paid during the period from January 1, 2012 to date was $27,000, and the amount of imputed interest (calculated using a 8.00% per annum imputed interest rate) during the period from January 1, 2012 to date was $5,000.

As of June 2013, we executed a note and warrant purchase agreement with several shareholders, including SMAC, to reflect certain prior and possible future borrowings under a series of notes, totaling up to $7.0 million. See details of the June 2013 note and warrant purchase agreement in the description of transactions with Claire K. T. Reiss, above. We borrowed $25,000 from SMAC under this arrangement in 2012 and an additional $925,000 in 2013. As of December 31, 2013, the aggregate amount of principal and accrued interest outstanding for amounts we borrowed from SMAC under this arrangement was $997,393. In connection with the closing of our initial public offering on February 10, 2014, the aggregate amount outstanding related to this arrangement of $1,081,401 converted at $10.00 per share into a total of 108,140 shares of common stock, and the exercise price of the associated warrants was fixed at $10.00 per share for an aggregate of 51,249 shares of common stock. The warrants became exercisable for a five year period beginning on the closing of our initial public offering.

As compensation for guaranteeing our Line of Credit, which had an initial credit availability of $1.5 million with two other guarantors and finally approximately $2.6 million with four other guarantors, SMAC received common stock warrants from us. The number of shares underlying the common stock warrants was determined by dividing the warrant coverage amount, which was 50% of the fair market value of the collateral provided by SMAC to secure its guaranty obligations to UBS Bank USA, by the exercise price, which was set at the price per share of our common stock sold in our initial public offering. At the closing of our initial public offering on February 10, 2014, the fair market value of the collateral provided by SMAC under this arrangement was $576,000, and the exercise price of the associated warrants was fixed at $10.00 per share for an aggregate of 28,800 shares of common stock. The warrants became exercisable for a two year period beginning on the closing of our initial public offering.

David F. Hale

Under the note and warrant purchase agreement executed in February 2011, we issued a note payable of $50,000 during 2011 to Hale BioPharma Ventures LLC, which is controlled by our Executive Chairman David F. Hale. Under the note and warrant purchase agreement executed in January 2012, we issued notes payable of $100,000 to Hale BioPharma Ventures LLC. See details of the February 2011 and January 2012 note and warrant purchase agreements in the description of transactions with Claire K. T. Reiss, above. The principal and interest on these notes was unpaid at December 31, 2012. In June 2013, Hale BioPharma Ventures LLC converted the entire $150,000 principal balance of and accrued interest of $18,000 due on these notes into 310,392 shares of our Series A preferred stock. Hale BioPharma Ventures LLC retained 55,555 preferred stock warrants it received under the 2011 and 2012 note and warrant purchase agreements. Such warrants terminated unexercised upon the closing of our initial public offering.

As of June 2013, we executed a note and warrant purchase agreement with several shareholders, including Hale BioPharma Ventures LLC, to reflect certain prior and possible future borrowings under a series of notes, totaling up to $7.0 million. See details of the June 2013 note and warrant purchase agreement in the description of transactions with Claire K. T. Reiss, above. We borrowed $443,500 under this arrangement from Hale BioPharma Ventures LLC in 2013. As of December 31, 2013, the aggregate amount of principal and accrued interest outstanding for amounts we borrowed from Hale BioPharma Ventures LLC under this arrangement was $467,822. In connection with the closing of our initial public offering on February 10, 2014, the aggregate amount outstanding related to this arrangement of $471,807 converted at $10.00 per share into a total of 47,180 shares of common stock, and the exercise price of the associated warrants was fixed at $10.00 per share for an aggregate of 22,175 shares of common stock. The warrants became exercisable for a five year period beginning on the closing of our initial public offering.

As compensation for guaranteeing our Line of Credit, which had an initial credit availability of $1.5 million with two other guarantors and finally approximately $2.6 million with four other guarantors, Hale BioPharma Ventures LLC received common stock warrants from us. The number of shares underlying the common stock warrants was determined by dividing the warrant coverage amount, which was 50% of the fair market value of the collateral provided by Hale BioPharma Ventures LLC to secure its guaranty obligations to UBS Bank USA, by the exercise price, which was set at the price per share of our common stock sold in our initial public offering. At the closing of our initial public offering on February 10, 2014, the fair market value of the collateral provided by Hale BioPharma Ventures LLC under this arrangement was $726,034, and the exercise price of the associated warrants was fixed at $10.00 per share for an aggregate of 36,301 shares of common stock. The warrants became exercisable for a two year period beginning on the closing of our initial public offering.

M. Faye Wilson

Under the note and warrant purchase agreement executed in February 2011, we issued notes payable of $75,200 during 2011 to our director M. Faye Wilson and Wilson Boyles & Co., LLC, which is controlled by Ms. Wilson. Under the note and warrant purchase agreement executed in January 2012, we issued a note payable of $20,000 to Ms. Wilson. See details of the February 2011 note and warrant purchase agreement in the description of transactions with Claire K. T. Reiss, above. The principal and interest on these notes was unpaid at December 31, 2012. In June 2013, Ms. Wilson and Wilson Boyles & Co., LLC converted the entire $95,200 principal balance of and accrued interest of $10,000 due on these notes into 194,859 shares of our Series A preferred stock. Ms. Wilson retained 30,536 preferred stock warrants she received under the 2011 and 2012 note and warrant purchase agreements and Wilson Boyles & Co., LLC retained 4,722 preferred stock warrants it received under the 2011 and 2012 note and warrant purchase agreements. Such warrants terminated unexercised upon the closing of our initial public offering.

As of June 2013, we executed a note and warrant purchase agreement with several shareholders, including Ms. Wilson, to reflect certain prior and possible future borrowings under a series of notes, totaling up to $7.0 million. See details of the June 2013 note and warrant purchase agreement in the description of transactions with Claire K. T. Reiss, above. We borrowed $25,000 under this arrangement from Ms. Wilson in 2013. As of December 31, 2013, the aggregate amount of principal and accrued interest outstanding for amounts we borrowed from Ms. Wilson under this arrangement was $26,271. In connection with the closing of our initial public offering on February 10, 2014, the aggregate amount outstanding related to this arrangement of $26,496 converted at $10.00 per share into a total of 2,649 shares of common stock, and the exercise price of the associated warrants was fixed at $10.00 per share for an aggregate of 1,250 shares of common stock. The warrants became exercisable for a five year period beginning on the closing of our initial public offering.

Bruce E. Gerhardt

Under the note and warrant purchase agreement executed in February 2011, we issued a note payable of $25,000 during 2011 to our director Bruce E. Gerhardt. Under the note and warrant purchase agreement executed in January 2012, we issued notes payable of $30,000 to Mr. Gerhardt. See details of the February 2011 note and warrant purchase agreement in the description of transactions with Claire K. T. Reiss, above. The principal and interest on these notes was unpaid at December 31, 2012. In June 2013, Mr. Gerhardt converted the entire $55,000 principal balance of and accrued interest of $7,000 due on these notes into 115,084 shares of our Series A preferred stock. Mr. Gerhardt retained 20,370 preferred stock warrants he received under the 2011 and 2012 note and warrant purchase agreements. Such warrants terminated unexercised upon the closing of our initial public offering.

As of June 2013, we executed a note and warrant purchase agreement with several shareholders, including Mr. Gerhardt, to reflect certain prior and possible future borrowings under a series of notes, totaling up to $7.0 million. See details of the June 2013 note and warrant purchase agreement in the description of transactions with Claire K. T. Reiss, above. We borrowed $10,000 under this arrangement from Mr. Gerhardt in 2013. As of December 31, 2013, the aggregate amount of principal and accrued interest outstanding for amounts we borrowed from Mr. Gerhardt under this arrangement was $10,458. In connection with the closing of our initial public offering on February 10, 2014, the aggregate amount outstanding related to this arrangement of $10,548 converted at $10.00 per share into a total of 1,054 shares of common stock, and the exercise price of the associated warrants was fixed at $10.00 per share for an aggregate of 500 shares of common stock. The warrants became exercisable for a five year period beginning on the closing of our initial public offering.

Subsequent to December 31, 2013, as compensation for guaranteeing our Line of Credit, which had an initial credit availability of $1.5 million with a total of three guarantors and finally approximately $2.6 million with a total of five guarantors, Mr. Gerhardt received common stock warrants from us. The number of shares underlying the common stock warrants was determined by dividing the warrant coverage amount, which was 50% of the fair market value of the collateral provided by Mr. Gerhardt to secure his guaranty obligations to UBS Bank USA, by the exercise price, which was set at the price per share of our common stock sold in our initial public offering. At the closing of our initial public offering on February 10, 2014, the fair market value of the collateral provided by Mr. Gerhardt under this arrangement was $50,000, and the exercise price of the associated warrants was fixed at $10.00 per share for an aggregate of 2,500 shares of common stock. The warrants became exercisable for a two year period beginning on the closing of our initial public offering.

Ivor Royston, M.D.

Under the note and warrant purchase agreement executed in February 2011, we issued a note payable of $100,000 during 2011 to the individual retirement account of our director Ivor Royston, M.D. See details of the February 2011 note and warrant purchase agreement in the description of transactions with Claire K. T. Reiss, above. The principal and interest on this note was unpaid at December 31, 2012. In June 2013, Dr. Royston’s IRA converted the entire $100,000 principal balance of and accrued interest of $10,000 due on this note into 204,059 shares of our Series A preferred stock. Dr. Royston’s IRA retained 37,037 preferred stock warrants it received under the 2011 note and warrant purchase agreement. Such warrants terminated unexercised upon the closing of our initial public offering.

Subsequent to December 31, 2013, as compensation for guaranteeing our Line of Credit, which had an initial credit availability of $1.5 million with a total of three guarantors and finally approximately $2.6 million with a total of five guarantors, Dr. Royston received common stock warrants from us. The number of shares underlying the common stock warrants was determined by dividing the warrant coverage amount, which was 50% of the fair market value of the collateral provided by Dr. Royston to secure his guaranty obligations to UBS Bank USA, by the exercise price, which was set at the price per share of our common stock sold in our initial public offering. At the closing of our initial public offering on February 10, 2014, the fair market value of the collateral provided by Dr. Royston under this arrangement was $50,000, and the exercise price of the associated warrants was fixed at $10.00 per share for an aggregate of 2,500 shares of common stock. The warrants became exercisable for a two year period beginning on the closing of our initial public offering.

Lyle J. Arnold

Lyle J. Arnold, Ph.D., our Senior Vice-President of Research and Development and Chief Scientific Officer, is the controlling person of Aegea Biotechnologies, Inc. On June 2, 2012, we entered into an Assignment and Exclusive Cross-License Agreement with Aegea in regard to the Target-Selector technology. Under the Agreement, each party has an undivided joint ownership interest in all of the patents and other intellectual property rights for such technology. We obtained an exclusive, worldwide, royalty-free, fully-paid, irrevocable, sublicensable license for all applications in the fields of oncology clinical testing and oncology diagnostics (including both laboratory developed tests and IVD tests as applied to the oncology field) and oncology basic and clinical research that is performed internally by us, as a service offered by us, or in a bona fide collaboration between us and one or more third parties (where the sample types tested are tissue, whole blood, bone marrow, cerebrospinal fluid or derivatives of any of such sample types); provided that any such collaboration must not be solely or primarily directed to providing research reagents or research technologies to such collaborator, and must not involve the sale or resale of patented research reagents or the licensing of technologies for patented research applications by such collaborator to third parties. Under the Agreement’s license, we are free of any obligation to obtain further consent from Aegea or to account to Aegea. Aegea obtained an exclusive, worldwide, royalty-free, fully-paid, irrevocable sublicensable license for all applications in all other fields, without any obligation to obtain further consent from us or to account to us. We were given responsibility for prosecuting some of the relevant patent applications, and Aegea was given responsibility for prosecuting others, but the two parties will share all patent prosecution and maintenance costs equally.

Goodman Co. Ltd.

In June 2013, Goodman Co. Ltd., a beneficial owner of more than 5% of our common stock at the time, converted the entire principal amount of $1,935,000 and accrued interest of approximately $105,000 due on a secured promissory note held by it into 3,777,324 shares of Series A preferred stock. In connection with this conversion, we issued to Goodman Co. Ltd. a warrant to purchase 23,809 shares of common stock at an exercise price equal to the price per share of our common stock sold in our initial public offering. The warrants became exercisable for a two year period beginning on the closing of our initial public offering.

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors and executive officers. These agreements will require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also intend to enter into indemnification agreements with our future directors and executive officers. In addition, our predecessor company Biocept, Inc., a California corporation, entered into indemnification agreements with certain of our current directors and executive officers and certain prior directors and executive officers. These agreements will require us to indemnify these individuals to the fullest extent permitted under California law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Policies and Procedures for Related Party Transactions

We adopted a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, any members of the immediate family of any of the foregoing persons and any firms, corporations or other entities in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, collectively, related parties, are not permitted to enter into a transaction with us without the prior consent of our board of directors acting through the audit committee. Any request for us to enter into a transaction with a related party in which the amount involved exceeds $120,000, and in which such related party would have a direct or indirect interest, must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, the extent of the benefits to us, the availability of other sources of comparable products or services and the extent of the related person’s interest in the transaction.

Equity Awards

We have granted stock options to our executive officers and directors. For additional information, see “Executive Compensation—Outstanding Equity Awards.”

DIRECTOR INDEPENDENCE

Our board of directors has affirmatively determined that Dr. Chandler, Mr. Gerhardt, Mr. Huebner, Mr. Neff, Dr. Royston and Ms. Wilson, or six of our eight directors, meet the definition of “independent director” under the applicable NASDAQ Listing Rules.

Family Relationships

One of our directors, Mr. Neff is an uncle of our Chief Executive Officer, President and director Michael W. Nall.

Agreements with Directors

None of the directors or nominees for director was selected pursuant to any arrangement or understanding, other than with the directors of the Company acting within their capacity as such.

Legal Proceedings with Directors

There are no legal proceedings related to any of the directors or director nominees which require disclosure pursuant to Items 103 or 401(f) of Regulation S-K.

Item 14. Principal Accounting Fees and Services.

AUDIT AND ALL OTHER FEES

The following table presents the fees billed to us for professional services related to the years ended December 31, 2015 and 2014 by Mayer Hoffman McCann P.C. and its affiliate, CBIZ MHM, LLC:

	2015	2014
Audit Fees(1)	$198,333	$163,430
Audit-Related Fees	—	—
Tax Fees(2)	8,950	11,958
All Other Fees(3)	—	—
Total	$207,283	$175,388

(1)

Audit Fees consist of fees billed for professional services performed by Mayer Hoffman McCann P.C., including out-of-pocket expenses.  The amounts presented relate to the audit of our annual financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, review of our registration statements on Forms S-1, S-3 and S-8, and related services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)

Tax Fees consist of fees billed for professional services relating to tax compliance, tax advice, and tax planning billed by Mayer Hoffman McCann P.C.’s affiliate, CBIZ MHM, LLC, including out-of-pocket expenses.  Mayer Hoffman McCann P.C. leases substantially all of its personnel, who work under the control of Mayer Hoffman McCann P.C. shareholders, from wholly-owned subsidiaries of CBIZ, Inc., including CBIZ MHM, LLC, in an alternative practice structure. Our audit committee approved 50% of 2015 Tax Fees.

(3)	All Other Fees consist of fees for other permissible work not included within the above category descriptions.

Our audit committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Mayer Hoffman McCann P.C., and has concluded that the provision of such services is compatible with maintaining the independence of our auditors.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

Our audit committee has established a policy that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the audit committee.  These services may include audit services, audit- related services, tax services and other services.  Our audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors.  Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  Our independent registered public accounting firm and management are required to periodically report to our audit committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Amendment:

1. Financial Statements. No financial statements are filed with this Amendment. These items were included as part of the Original Filing.

2. Financial Statement Schedules. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Filing.

3. Exhibits. The exhibits listed in the Original Filing are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Amendment are provided below.

Exhibit No.	Description of Exhibit
31.3	Certification of Michael Nall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Mark Foletta, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCEPT, INC.

Date: April 25, 2016	By:	/s/ Michael W. Nall
Michael W. Nall
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Nall	Chief Executive Officer, President and Director (Principal Executive Officer)	April 25, 2016
Michael W. Nall

/s/ Mark G. Foletta	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 25, 2016
Mark G. Foletta

/s/ David F. Hale	Chairman and Director	April 25, 2016
David F. Hale

/s/ Marsha A. Chandler	Director	April 25, 2016
Marsha A. Chandler

/s/ Bruce E. Gerhardt	Director	April 25, 2016
Bruce E. Gerhardt

/s/ Bruce A. Huebner	Director	April 25, 2016
Bruce A. Huebner

/s/ Edward Neff	Director	April 25, 2016
Edward Neff

/s/ Ivor Royston	Director	April 25, 2016
Ivor Royston

/s/ M. Faye Wilson	Director	April 25, 2016
M. Faye Wilson