Form 10-Q
period 2016-03-31
BIOCEPT INC
filed 2016-05-13
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, there were 24,969,975 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2016

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	March 31,
	2015	2016
		(unaudited)
Current assets:
Cash and cash equivalents	$8,821,329	$4,572,750
Accounts receivable	34,200	43,421
Inventories, net	349,271	366,957
Prepaid expenses and other current assets	435,938	877,903
Total current assets	9,640,738	5,861,031
Fixed assets, net	946,180	919,799
Total assets	$10,586,918	$6,780,830
Current liabilities:
Accounts payable	$632,538	$853,329
Accrued liabilities	966,899	1,182,861
Supplier financings	42,369	360,285
Current portion of equipment financings	110,924	121,384
Current portion of credit facility	1,588,058	1,619,830
Total current liabilities	3,340,788	4,137,689
Non-current portion of equipment financings, net	291,189	259,392
Non-current portion of credit facility, net	2,638,487	2,246,260
Non-current portion of interest payable	153,547	173,930
Non-current portion of deferred rent	470,172	452,790
Total liabilities	6,894,183	7,270,061
Commitments and contingencies (see Note 10)
Shareholders’ equity/(deficit):
Common stock, $0.0001 par value, 40,000,000 authorized; 19,670,054 issued and outstanding at December 31, 2015; 19,983,402 issued and outstanding at March 31, 2016	1,967	1,998
Additional paid-in capital	158,927,316	159,620,517
Accumulated deficit	(155,236,548)	(160,111,746)
Total shareholders’ equity/(deficit)	3,692,735	(489,231)
Total liabilities and shareholders’ equity/(deficit)	$10,586,918	$6,780,830

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended March 31,
	2015	2016
Revenues:	$150,002	$221,369
Costs and expenses:
Cost of revenues	1,147,682	1,474,790
Research and development expenses	651,420	728,076
General and administrative expenses	1,292,049	1,487,224
Sales and marketing expenses	709,456	1,304,899
Total costs and expenses	3,800,607	4,994,989
Loss from operations	(3,650,605)	(4,773,620)
Other income/(expense):
Interest expense, net	(149,199)	(138,440)
Other income	—	38,412
Total other income/(expense):	(149,199)	(100,028)
Loss before income taxes	(3,799,804)	(4,873,648)
Income tax expense	(924)	(1,550)
Net loss & comprehensive loss	$(3,800,728)	$(4,875,198)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	10,372,667	19,700,975
Diluted	10,372,667	19,700,975
Net loss per common share:
Basic	$(0.37)	$(0.25)
Diluted	$(0.37)	$(0.25)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2015	2016
Cash Flows From Operating Activities:
Net loss	$(3,800,728)	$(4,875,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,983	77,352
Inventory reserve	1,440	(13,840)
Stock-based compensation	334,065	368,990
Non-cash interest expense related to credit facility and other financing activities	28,575	24,799
Increase/(decrease) in cash resulting from changes in:
Accounts receivable	(5,000)	(9,221)
Inventory	(26,272)	(3,846)
Prepaid expenses and other current assets	(455,884)	(7,490)
Accounts payable	336,956	264,500
Accrued liabilities	181,380	208,789
Accrued interest	20,830	15,548
Deferred rent	1,871	(7,614)
Net cash used in operating activities	(3,329,784)	(3,957,231)
Cash Flows From Investing Activities:
Purchases of fixed assets	(25,096)	(90,337)
Net cash used in investing activities	(25,096)	(90,337)
Cash Flows From Financing Activities:
Net proceeds from issuance of common stock	8,833,558	324,242
Proceeds from exercise of common stock warrants	8,482,108	—
Payments on equipment financings	(13,950)	(23,427)
Payments on supplier and other third party financings	(16,712)	(116,529)
Payments on line of credit	—	(385,297)
Net cash provided (used) by financing activities	17,285,004	(201,011)
Net increase (decrease) in Cash and Cash Equivalents	13,930,124	(4,248,579)
Cash and Cash Equivalents at Beginning of Period	5,364,582	8,821,329
Cash and Cash Equivalents at End of Period	$19,294,706	$4,572,750
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$103,386	$97,627
Taxes	$1,630	$1,550

Non-cash Investing and Financing Activities:

A public offering of the Company’s common stock and warrants to purchase its common stock was effected on February 9, 2015, the closing of which occurred on February 13, 2015 (see Note 3). In connection with the closing of this offering, (i) warrants were issued to buy (in the aggregate) up to 8,000,000 shares of common stock at a price of $1.56 per share with a term of five years and an estimated grant date fair value of $7,690,395, which was recorded as an offset to additional paid-in capital within common stock issuance costs, (ii) the underwriters were granted a 45 day option from the closing date of this offering to purchase up to 1,200,000 additional shares of common stock at a price of $1.25 per share and/or additional warrants to purchase up to 1,200,000 shares of common stock at a price of $0.0001 per warrant, less underwriting discounts and commissions, to cover over-allotments, if any, with an aggregate estimated grant date fair value of $1,627,396 that was recorded to common stock issuance costs, and (iii) costs of $63,111 directly associated with this offering that were included in prepaid expenses and other current assets at December 31, 2014 were reclassified to common stock issuance costs. Proceeds from warrant exercises associated with this offering of $17,472 had not yet been received as of March 31, 2015, and are excluded from cash proceeds and changes in prepaid expenses and other current assets in the Company’s unaudited condensed statement of cash flows.

During the three months ended March 31, 2016, the Company financed insurance premiums of $434,475 through third party financings.

The amount of unpaid fixed asset purchases excluded from cash purchases in the Company’s unaudited condensed statement of cash flows decreased from $19,546 and $64,300 at December 31, 2014 and 2015, respectively, to $12,205 and $18,937 at March 31, 2015 and 2016, respectively.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOCEPT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Basis of Presentation

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

The unaudited condensed financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission, or SEC, instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed financial statements are unaudited and do not contain all the information required by U.S. Generally Accepted Accounting Principles, or GAAP, to be included in a full set of financial statements. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited financial statements for the year ended December 31, 2015, filed with the SEC with our Annual Report on Form 10-K on March 10, 2016 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, a total of $290,709 of revenue-generating costs previously allocated to research and development expenses during the three months ended March 31, 2015 were reclassified to cost of revenues in the current period presentation of the unaudited condensed statement of operations and comprehensive loss.

The Company and Business Activities

Biocept, Inc., or the Company, was founded in California in May 1997 and is an early stage cancer diagnostics company developing and commercializing proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample to improve the treatment that oncologists provide to their patients by providing better, more detailed information on the characteristics of their tumor.

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

Recent Accounting Pronouncements

In May 2014, and as subsequently updated and amended from time to time, the Financial Accounting Standards Board, or FASB, issued authoritative guidance that requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This proposed guidance has been deferred and would be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption of this guidance on its financial statements and disclosures.

In June 2014, the FASB issued authoritative guidance requiring share-based payments with a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company adopted this guidance for the interim reporting period ended March 31, 2016. The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

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

In February 2016, the FASB issued authoritative guidance requiring, among other things, that entities recognize the assets and liabilities arising from leases on the balance sheet under revised criteria, while the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria in the previous leases guidance. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of this guidance on its financial statements and disclosures.

In March 2016, the FASB issued authoritative guidance clarifying that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not necessarily require dedesignation of that hedging relationship, provided that all other applicable hedge accounting criteria continue to be met. This guidance is effective on either a prospective basis or modified retrospective basis for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of this guidance on its financial statements and disclosures.

In March 2016, the FASB issued authoritative guidance requiring entities to assess whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts, and clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts. This guidance is effective on a modified retrospective basis for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of this guidance on its financial statements and disclosures.

In March 2016, the FASB issued authoritative guidance simplifying the accounting for stock compensation. This guidance, among other things, amends existing accounting and classification requirements primarily around income taxes, forfeitures, and cash payments associated with share-based payment awards to employees. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of this guidance on its financial statements and disclosures.

2. Liquidity and Going Concern Uncertainty

As of March 31, 2016, cash and cash equivalents totaled $4.6 million and the Company had an accumulated deficit of $160.1 million. For the year and three month periods ended December 31, 2015 and March 31, 2016, the Company incurred net losses of $16.9 million and $4.9 million, respectively. At March 31, 2016, the Company had aggregate gross interest-bearing indebtedness of approximately $5.0 million, of which approximately $2.1 million was due within one year in the absence of subjective acceleration of amounts due under a credit facility entered into in April 2014 with Oxford Finance LLC, or the April 2014 Credit Facility, in addition to approximately $2.5 million of other non-interest bearing liabilities. Additionally, in February 2016, the Company signed a firm, noncancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in quarterly installments of $62,500 through May 2020 (see Note 10). These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

While the Company is currently in the commercialization stage of operations, the Company has not yet achieved profitability and anticipates that it will continue to incur net losses for the foreseeable future. Historically, the Company’s principal sources of cash have included proceeds from the issuance of common and preferred stock, proceeds from the exercise of warrants to purchase common stock, proceeds from the issuance of debt, and revenues from laboratory services. The Company’s principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. The Company expects that the principal uses of cash in the future will be for continuing operations, hiring of sales and marketing personnel and increased sales and marketing activities, funding of research and development, capital expenditures, and general working capital requirements. The Company expects that, as revenues grow, sales and marketing and research and development expenses will continue to grow, albeit at a slower rate and, as a result, the Company will need to generate significant growth in net revenues to achieve and sustain income from operations.

Subsequent to the closing of a follow-on public offering on February 13, 2015, cash proceeds of approximately $9.8 million have been received by the Company from the exercise of warrants sold in such offering, while approximately $2.7 million in gross warrant proceeds remain outstanding and available to be exercised at $1.56 per share until their expiration in February 2020. On December 21, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund LLC, or Aspire Capital, whereby approximately $13.6 million, or up to 2,684,122 shares, are available to be issued to Aspire Capital under this agreement as of May 13, 2016, subject to certain contractual limitations that prohibit the Company’s ability to sell its common stock to Aspire Capital. In May 2015, the SEC declared effective a shelf registration statement filed by the Company. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as the Company’s public float is less than $75 million. As of March 31, 2016, the Company had not sold any securities under this shelf registration statement. A public offering of the Company’s common stock and warrants to purchase its common stock was effected under this shelf registration statement on April 29, 2016, the closing of which occurred on May 4, 2016, pursuant to which the Company received net cash proceeds of approximately $4.4 million (see Note 12). Subsequent to the closing of this public offering on May 4, 2016, no warrants sold in such offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $1.30 per share until their expiration in May 2021. Following this offering, and subject to certain limitations for so long as the Company’s public float is less than $75 million, an aggregate initial offering price of up to approximately $39.2 million of the Company’s common stock, preferred stock, debt securities and warrants remains available to be sold under this shelf registration statement. In connection with its May 2016 public offering, the Company has agreed to certain contractual terms that limit its ability to issue, or enter into any agreement to issue, shares of its common stock or common stock equivalents for a period of 75 days, and limit its ability to issue variable rate securities for a period of one year. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

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

3. Sales of Equity Securities

Pursuant to an underwriting agreement dated February 9, 2015 between the Company, Aegis Capital Corp. and Feltl and Company, as underwriters named therein, a public offering of 8,000,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 8,000,000 shares of common stock was effected at a combined offering price of $1.25. The estimated grant date fair value of these warrants of $7.7 million was recorded as an offset to additional paid-in capital within common stock issuance upon the closing of this offering. Each of the members of the Company’s Board of Directors participated in this offering, purchasing an aggregate 142,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 142,000 shares of its common stock for a total purchase price of $177,500. All warrants sold in this offering have a per share exercise price of $1.56, are exercisable immediately and expire five years from the date of issuance. The closing of the sale of these securities to the underwriters occurred on February 13, 2015, when the Company received, after deducting underwriting discounts and additional costs paid to the underwriters, $9.1 million of net cash proceeds. The total increase in capital as a result of the sale of these shares and warrants was $8.8 million after deducting $0.3 million of additional non-underwriter costs incurred. Additionally, the underwriters were granted a

45-day option to purchase up to 1,200,000 additional shares of common stock at a price of $1.25 per share and/or additional warrants to purchase up to 1,200,000 shares of common stock at a price of $0.0001 per warrant, less underwriting discounts and commissions, to cover over-allotments, if any, which was not exercised. The estimated grant date fair value of the over-allotment options and warrants of $1.6 million was recorded as an offset to additional paid-in capital within common stock issuance costs upon the closing of this offering. Underwriter costs and discounts of $0.2 million and $0.7 million, respectively, as well as additional non-underwriter costs associated with this offering of $0.3 million, were also recorded to common stock issuance costs upon closing. Subsequent to the closing of this offering on February 13, 2015, additional cash proceeds of $9.8 million have been received from the exercise of warrants sold in such offering. As such, the aggregate total increase in capital related to this offering has been $18.6 million, after deducting $0.9 million of underwriter costs and discounts and $0.3 million of additional non-underwriter costs incurred, which were netted against these proceeds under applicable accounting guidance.

In May 2015, the SEC declared effective a shelf registration statement filed by the Company. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as the Company’s public float is less than $75 million. As of March 31, 2016, the Company had not sold any securities under this shelf registration statement. In May 2016, the Company received net proceeds of approximately $4.4 million from the sale of common stock and warrants to purchase common stock under this shelf registration statement (see Note 12). Following this offering, and subject to certain limitations for so long as the Company’s public float is less than $75 million, an aggregate initial offering price of up to approximately $39.2 million of the Company’s common stock, preferred stock, debt securities and warrants remains available to be sold under this shelf registration statement. In connection with its May 2016 public offering, the Company has agreed to certain contractual terms that limit its ability to issue, or enter into any agreement to issue, shares of its common stock or common stock equivalents for a period of 75 days, and limit its ability to issue variable rate securities for a period of one year. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

On December 21, 2015, the Company entered into a common stock purchase agreement with Aspire Capital, which committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 30-month term of the common stock purchase agreement. Upon execution of the common stock purchase agreement, the Company sold to Aspire Capital 625,000 shares of common stock at $1.60 per share for proceeds of $1,000,000, and concurrently also entered into a registration rights agreement with Aspire Capital, pursuant to which the Company filed a registration statement registering the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the common stock purchase agreement. Under the common stock purchase agreement, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present a purchase notice directing Aspire Capital to purchase up to 100,000 shares of the Company’s common stock per business day, up to $15.0 million of common stock in the aggregate at a per share price equal to the lesser of either i) the lowest sale price of the Company’s common stock on the purchase date, or ii) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the 10 consecutive trading days ending on the trading day immediately preceding the purchase date. In addition, on any date on which the Company submits a purchase notice to Aspire Capital in an amount equal to 100,000 shares and the Company’s stock price is not less than $0.50 per share, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on the its principal market on the next trading day, subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such volume-weighted average price purchase notice is generally 97% of the volume-weighted average price for the Company’s common stock traded on its principal market on the volume-weighted average purchase date. The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the purchase price. The Company may deliver multiple purchase notices and volume-weighted average price purchase notices to Aspire Capital from time to time during the term of the common stock purchase agreement, so long as the most recent purchase has been completed. The common stock purchase agreement provides that the Company and Aspire Capital shall not effect any sales on any purchase date where the closing sale price of the Company’s common stock is less than $0.50. There are no trading volume requirements or restrictions under the common stock purchase agreement, and the Company will control the timing and amount of sales of its common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the common stock purchase agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the common stock purchase agreement. In consideration for entering into, and concurrently with the execution of, the common stock purchase agreement, the Company issued to Aspire Capital 165,000 shares of its common stock. The common stock purchase agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of the Company’s common stock during any time prior to the termination of the common stock purchase agreement. Any proceeds the Company receives under the common stock purchase agreement are expected to be used for working capital and general corporate purposes. During the three months ended March 31, 2016, the Company submitted purchase notices to Aspire Capital for an aggregate of 300,000 shares of common stock for gross proceeds of $403,000. Costs associated with this offering of approximately $42,000 and $79,000 during the year ended December 31, 2015 and March 31, 2016, respectively, were also recorded to common stock issuance costs under applicable accounting guidance, and as such, the aggregate total increase in capital related to this transaction has been approximately $1.3 million. Approximately $13.6 million, or up to 2,684,122 shares, remains available to be issued to Aspire Capital under this agreement as of May 13, 2016, subject to certain contractual limitations that prohibit the Company’s ability to sell its common stock to Aspire Capital.

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

Other Fair Value Measurements

The estimated fair value of the Company’s credit facility at March 31, 2016 approximated carrying value, which was determined using a discounted cash flow analysis. The analysis considered interest rates of instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs.

In connection with the closing of the Company’s public offering on May 4, 2016, warrants were issued to buy (in the aggregate) up to 3,490,601 shares of common stock with an estimated grant date fair value of $1,997,667, which was recorded as an offset to additional paid-in capital within common stock issuance costs (see Note 12).

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	March 31,
	2015	2016
Fixed Assets
Machinery and equipment	$2,518,158	$2,540,587
Furniture and office equipment	143,726	143,726
Computer equipment and software	577,898	602,097
Leasehold improvements	514,614	514,614
Financed equipment	914,179	976,599
Construction in process	70,815	12,738
	4,739,390	4,790,361
Less accumulated depreciation and amortization	3,793,210	3,870,562
Total fixed assets, net	$946,180	$919,799
Accrued Liabilities
Accrued interest	$28,981	$26,429
Accrued payroll	128,753	235,685
Accrued vacation	307,845	322,974
Accrued bonuses	376,100	471,035
Accrued sales commissions	76,574	73,010
Current portion of deferred rent	31,170	40,938
Accrued other	17,476	12,790
Total accrued liabilities	$966,899	$1,182,861

6. April 2014 Credit Facility

On April 30, 2014, the Company received net cash proceeds of approximately $4,898,000 pursuant to the execution of its April 2014 Credit Facility with Oxford Finance LLC. Upon the entry into the April 2014 Credit Facility, the Company was required to pay the lenders a facility fee of $50,000 in conjunction with the funding of the term loan. The April 2014 Credit Facility is secured by substantially all of the Company’s personal property other than its intellectual property. Amounts due to Oxford Finance LLC under the April 2014 Credit Facility are callable before maturity by the lender under certain subjective acceleration clauses of the underlying agreement, including changes deemed to be materially adverse by the lender. The term loan under the April 2014 Credit Facility bears interest at an annual rate equal to the greater of (i) 7.95% or (ii) the sum of (a) the three-month U.S. LIBOR rate reported in the Wall Street Journal three business days prior to the funding date of the term loan, plus (b) 7.71%. The term loan bears interest at an annual rate of 7.95%. The Company was required to make interest-only payments on the term loan through August 1, 2015. The outstanding term loan under the April 2014 Credit Facility began amortizing at the end of the applicable interest-only period, with monthly payments of principal and interest being made by the Company to the lenders in consecutive monthly installments following such interest-only period. The term loan under the April 2014 Credit Facility matures on July 1, 2018. Upon repayment, the Company is also required to make a final payment to the lenders equal to 5.5% of the original principal amount of the term loan funded. At its option, the Company may prepay the outstanding principal balance of the term loan in whole but not in part, subject to a prepayment fee of 1% of any amount prepaid after April 30, 2016. The April 2014 Credit Facility includes affirmative and negative covenants applicable to the Company and any subsidiaries created in the future. The affirmative covenants include, among others, covenants requiring the Company to maintain its legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. The April 2014 Credit Facility also includes events of default, the occurrence and continuation of which provide Oxford Finance LLC, as collateral agent, with the right to exercise remedies against the Company and the collateral securing the term loan under the April 2014 Credit Facility, including foreclosure against the Company’s properties securing the April 2014 Credit Facility, including its cash. These events of default include, among other things, the Company’s failure to pay any amounts due under the April 2014 Credit Facility, a breach of covenants under the April 2014 Credit Facility, insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250,000, and a final judgment against the Company in an amount greater than $250,000.

A warrant to purchase up to 52,966 shares of the Company’s common stock at an exercise price of $4.72 per share with a term of 10 years was issued to Oxford Finance LLC on April 30, 2014. Issuance costs of $102,498 associated with the term loan under the April 2014 Credit Facility were recorded as a discount to outstanding debt as of the closing date, resulting in net proceeds of $4,897,502. The estimated fair value of the warrant issued of $233,107 was recorded as a discount to outstanding debt as of the closing date. The discounts and other issuance costs are amortized to interest expense utilizing the effective interest method over the underlying term of the loan. The effective annual interest rate associated with the April 2014 Credit Facility was 11.50% at both December 31, 2015 and March 31, 2016.

7. Stock-based Compensation

Equity Incentive Plans

The Company maintains two equity incentive plans: the Amended and Restated 2013 Equity Incentive Plan, or the 2013 Plan, and the 2007 Equity Incentive Plan, or the 2007 Plan. The 2013 Plan includes a provision that shares available for grant under the Company’s 2007 Plan become available for issuance under the 2013 Plan and are no longer available for issuance under the 2007 Plan. As of March 31, 2016, under all plans, a total of 3,068,865 shares were authorized for issuance, 2,297,168 stock options and restricted stock units, or RSUs, had been issued and were outstanding, and 647,263 shares were available for grant.

Stock Options

A summary of stock option activity for option awards granted under the 2013 Plan and 2007 Plan for the three months ended March 31, 2016 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Vested and unvested expected to vest, December 31, 2015	1,940,701	$5.16	9.0
Outstanding at December 31, 2015	2,141,141	$3.71	9.1
Granted	264,000	$1.34
Exercised	—
Cancelled/forfeited/expired	(140,742)	$2.56
Outstanding at March 31, 2016	2,264,399	$3.51	8.9
Vested and unvested expected to vest, March 31, 2016	2,136,107	$3.60	8.8

The intrinsic values of options outstanding and options vested and unvested expected to vest at March 31, 2016 were both zero. The intrinsic value of options exercisable at March 31, 2016 was zero.

The fair values of option awards granted during the three months ended March 31, 2016 were estimated using a Black-Scholes pricing model with the following assumptions:

Stock and exercise prices	$1.34
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.24% – 1.39%
Expected life (in years)	5.42 – 6.08
Expected volatility	90.0%

Using the assumptions described above, with stock and exercise prices being equal on date of grant, the weighted-average estimated fair value of options granted in the three months ended March 31, 2016 was $0.98 per share.

On August 31, 2015, the Company’s Board of Directors approved the issuance of 100,000 stock options with an estimated grant date fair value of $1.47 per share to its Chief Executive Officer pursuant to the 2013 Plan. On February 29, 2016, the Company’s Board of Directors approved the issuance of 100,000 stock options with an estimated grant date fair value of $0.96 per share to its Chief Executive Officer pursuant to the 2013 Plan. Vesting of these stock options may occur based on the Company’s achievement of specified objectives by December 31, 2016 as determined by the Company’s Board of Directors, or a committee of the Company’s Board of Directors, in its sole discretion, as follows:

Percentage of
Overall Stock
Option Grants
Subject to Vesting
Target
Minimum number of accessions processed, billed and collected	13%
Minimum revenues from contracts with pharmaceutical companies	10%
Attainment of a sustainable positive GAAP gross margin	12%
Minimum operating cash on-hand with no more than one interim dilutive equity financing event	15%
Achievement of the Company's 2016 corporate goals	25%
Completion of a Board-approved strategic transaction	25%
Total	100%

Restricted Stock

On June 12, 2014, the Company’s Board of Directors granted an RSU award for 44,496 shares with a grant date fair value of $5.35 per share to its Chief Executive Officer pursuant to the 2013 Plan. Vesting of these RSUs was based on the Company’s achievement of specified objectives by December 31, 2015 as determined by the Company’s Board of Directors or the Compensation Committee of the Board of Directors, as follows:

Percentage of
Overall RSU
Grant Subject to
Vesting
Target
Minimum revenue	25%
Maximum EBITDA loss	15%
Attainment of financial plan for fiscal 2015	20%
Minimum value of strategic agreements	20%
Implementation of four new diagnostic test panels	20%
Total	100%

During the three months ended March 31, 2016, a total of 13,348 RSUs were declared vested by the Company’s Board of Directors and issued to its Chief Executive Officer in satisfaction of this award and the remaining 31,148 shares underlying this RSU were forfeited. At March 31, 2016, 32,769 RSUs with an intrinsic value of $42,272 were outstanding and vested.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statement of operations and comprehensive loss during the periods presented:

	For the three months ended
	March 31,
	2015	2016
Stock Options
Cost of revenues	$16,136	$26,075
Research and development expenses	20,420	33,003
General and administrative expenses	219,061	272,569
Sales and marketing expenses	31,012	37,343
Total expenses related to stock options	286,629	368,990
RSUs
Research and development expenses	7,500	—
General and administrative expenses	39,936	—
Total stock-based compensation	$334,065	$368,990

Stock-based compensation expense was recorded net of estimated forfeitures of 0% - 4% per annum during the three months ended March 31, 2015 and 2016. As of March 31, 2016 total unrecognized stock-based compensation expense related to unvested stock option, adjusted for estimated forfeitures, was approximately $2,476,000 and is expected to be recognized over a weighted-average period of 2.4 years.

8. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity for the three months ended March 31, 2016 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2015	2,352,738	$3.73	3.8
Issued	—
Exercised	—
Expired	(152,712)	$10.00
Outstanding at March 31, 2016	2,200,026	$3.29	3.8

The intrinsic value of equity-classified common stock warrants outstanding and exercisable at March 31, 2016 was $0.

In connection with the closing of the Company’s public offering on May 4, 2016, warrants were issued to buy (in the aggregate) up to 3,490,601 shares of common stock at an exercise price of $1.30 per share with a term of five years (see Note 12).

9. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three months ended March 31, 2015 and 2016, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the three months ended
	March 31,
	2015	2016
Preferred warrants outstanding (number of common stock equivalents)	1,587	1,587
Preferred share RSUs (number of common stock equivalents)	73,151	—
Common warrants outstanding	3,160,738	2,200,026
Common share RSUs	178,467	32,769
Common options outstanding	916,239	2,264,399
Total anti-dilutive common share equivalents	4,330,182	4,498,781

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

11. Related Party Transactions

All of the members of the Company’s Board of Directors participated in its public offering in February 2015, purchasing an aggregate of 142,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 142,000 shares of its common stock for total proceeds of $177,500.

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received a payment of $19,047 during the three months ended March 31, 2016 from Aegea as reimbursement for shared patent costs under the Cross-License Agreement.

Pursuant to a sublease agreement dated March 30, 2015, the Company subleased 9,849 square feet, plus free use of an additional area, of its San Diego facility to an entity affiliated with the Company’s non-executive Chairman for $12,804 per month, with a refundable security deposit of $12,804 due from the subtenant. The initial term of the sublease expired on July 31, 2015, and is subject to renewal on a month-to-month basis thereafter. A total of $38,412 in rental income was recorded to other income/(expense) in the Company’s statement of operations and comprehensive loss during the three months ended March 31, 2016.

Three members of the Company’s Board of Directors participated in its public offering in May 2016, purchasing an aggregate of 175,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 122,500 shares of its common stock for total proceeds to the Company of $175,000 (see Note 12).

The Company believes that these transactions were on terms at least as favorable to the Company as could have been obtained from unrelated third parties.

12. Subsequent Events

In May 2015, the SEC declared effective a shelf registration statement filed by the Company. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as the Company’s public float is less than $75 million. As of March 31, 2016, the Company had not sold any securities under this shelf registration statement. Pursuant to an exclusive placement agent agreement dated April 25, 2016 between the Company and H.C. Wainwright & Co., LLC, or Wainwright, and a securities purchase agreement dated April 29, 2016 between the Company and the purchasers signatory thereto, a public offering of 4,986,573 shares of the Company’s common stock and warrants to purchase up to an aggregate of 3,490,601 shares of common stock was effected under this registration statement at a combined offering price of $1.00. Three members of the Company’s Board of Directors participated in this offering, purchasing an aggregate 175,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 122,500 shares of its common stock for a total purchase price of $175,000. All warrants sold in this offering have a per share exercise price of $1.30, are exercisable immediately and expire five years from the date of issuance. The closing of the sale of these securities to the purchasers occurred on May 4, 2016, pursuant to which the Company received, after deducting the placement agent’s fees and non-accountable expense reimbursements paid to Wainwright, as well as advisory service fees paid to ROTH Capital Partners, LLC and certain other transactional fees paid to third parties, approximately $4.6 million of net cash proceeds. The total increase in capital as a result of the sale of these shares and warrants was approximately $4.4 million after deducting an estimated $0.2 million of additional third party costs incurred in connection with this offering. The aggregate balance of approximately $0.6 million related to placement agent’s fees, advisory service expenses and non-placement agent costs associated with this offering was recorded to common stock issuance costs upon closing under applicable accounting guidance. The estimated aggregate grant date fair value of $1,997,667 associated with the warrants to purchase 3,490,601 shares of common stock was recorded as an offset to additional paid-in capital within common stock issuance costs, and was estimated using Black-Scholes valuation model with the following assumptions:

Stock price	$0.90
Exercise price	$1.30
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.23%
Expected life (in years)	5.00
Expected volatility	90.0%

Subsequent to the closing of this public offering on May 4, 2016, no warrants sold in such offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $1.30 per share until their expiration in May 2021. Following this offering, and subject to certain limitations for so long as the Company’s public float is less than $75 million, an aggregate initial offering price of up to approximately $39.2 million of the Company’s common stock, preferred stock, debt securities and warrants remains available to be sold under this shelf registration statement. In connection with its May 2016 public offering, the Company has agreed to certain contractual terms that limit its ability to issue, or enter into any agreement to issue, shares of its common stock or common stock equivalents for a period of 75 days, and limit its ability to issue variable rate securities for a period of one year. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 10, 2016. Past operating results are not necessarily indicative of results that may occur in future periods.

We are an early stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or “liquid biopsy.” Our assays provide, and our planned future assays would provide, information to oncologists and other physicians that enable them to select appropriate personalized treatment for their patients who have been diagnosed with cancer based on timelier and more-detailed data on the characteristics of their patients’ tumors.

Our current assays and our planned future assays focus on key solid tumor indications utilizing our Target-SelectorTM CTC offering for the biomarker analysis of CTCs and ctDNA from a standard blood sample. The Target-Selector CTC offering is based on an internally developed and patented, microfluidics-based capture and analysis platform, with enabling features that change how CTC testing is used by clinicians. The Target-Selector platforms provide both biomarker detection as well as monitoring, and require only a blood sample. Our patent pending Target-Selector ctDNA technology enables mutation detection with enhanced sensitivity and specificity and is applicable to nucleic acid from CTCs or other sample types, such as blood plasma. We believe the Target-Selector technology can someday be used as a stand-alone test for molecular biomarker screening.

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

We are commercializing our Target-Selector assays for a number of solid tumor indications such as: breast cancer, non-small cell lung cancer, or NSCLC, small cell lung cancer, or SCLC, gastric cancer, colorectal cancer, prostate cancer, and melanoma. These assays utilize our dual CTC and ctDNA technology platform and provide biomarker analysis from a standard blood sample.

In the case of our breast and gastric cancer offering, biomarker analysis involves fluorescence in situ hybridization, or FISH, for the detection and quantitation of the human epidermal growth factor receptor 2, or HER2, gene copy number as well as immunocytochemical analysis of estrogen receptor, or ER, protein, as well as androgen receptor, or AR, protein, which are currently commercially available. We plan to include immunocytochemical analysis of progesterone receptor, or PR, proteins as part of the Target-Selector CTC menu in 2016. A patient’s HER2 status provides the physician with information about the appropriateness of therapies such as Herceptin® or Tykerb®. ER and PR status provides the physician with information about the appropriateness of endocrine therapies such as tamoxifen and aromatase inhibitors.

The lung cancer biomarker analyses currently includes FISH testing for ALK and ROS1, gene rearrangements and mutation analysis of the T790M, Deletion 19, and L858R mutations of the epidermal growth factor receptor, or EGFR, gene as well as B-RAF using our Target-Selector CTC platform. The L858R mutation of the EGFR gene and Exon 19 deletions as activators of EGFR kinase activity are associated with the drugs Tarceva®, Gilotrif® and Iressa®. For lung cancer, we also offer a resistance panel assay consisting of the biomarkers MET, HER2 (both of which we perform using our technology for CTCs), K-RAS, and T790M (both of which are performed using ctDNA in plasma). This assay could be used by physicians to identify the mechanism causing disease progression for patients with NSCLC who are being treated with TKI therapy and therefore could qualify for inclusion in a clinical trial. In November 2015, Tagrisso® was approved by the U.S. Food and Drug Administration, providing another biomarker based therapy for the treatment of patients with EGFR related lung cancer.  Tagrisso® is indicated for the treatment of patients with metastatic EGFR T790M mutation-positive NSCLC, who have progressed on or after EGFR tyrosine kinase inhibitor therapy.

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

We plan to add other biomarker analyses, such as RET and PDL1, on blood samples to our current assays and our planned future Target-Selector CTC assays as their relevance is demonstrated in clinical trials and/or included in guidelines used by physicians to make treatment decisions.

Our revenue generating efforts are focused in three areas:

•	providing clinical testing that oncologists use in order to determine the best treatment plan for their patients;
•	providing clinical trial, research and development services to biopharma companies developing cancer therapies; and
•	licensing our proprietary testing and/or technologies to partners in the United States and abroad.

We accessioned 723 commercial cases during the three months ended March 31, 2016 as compared to 247 commercial cases for the same period in 2015, an increase of 476 cases, or 193%. Revenues from commercial cases are recognized as collected, and the expected collection period for a commercial case often extends beyond the end of the quarter in which accessioned, with multiple payments received per case. For commercial accessions received from January 1, 2016 through March 31, 2016, the expected price to be collected at 2016 Medicare schedule rates ranged from less than $200 per accession to over $3,400 per accession, and the weighted-average expected price to be collected is approximately $1,100 per accession, although such reimbursement experience has not yet been achieved. Relatively higher reimbursement rates are expected to be achieved for cases billed to certain private payors where we have contracts. Approximately 31% of the number of commercial accessions billed from January 1, 2016 through March 31, 2016 were subject to Medicare reimbursement rates, and approximately 41% and 35% of commercial revenues and total revenues, respectively, during the three months ended March 31, 2016 were associated with Medicare reimbursement. We have not historically been reimbursed at these average rates for a variety of reasons, including billing challenges related to changes in Medicare CPT codes for our FISH assays in early 2015, and because we were establishing our associated internal processes and also managing an external “out-sourced” billing company. Additionally, a significant amount of our non-Medicare business (private payors) has historically not been contracted, and reimbursement for this business has historically not been at “in network” rates and has therefore been inconsistent. We did begin to contract private payor networks in 2015 and continue to do so in 2016, and our number of accessions treated as “in network” increased and reimbursement is improving. We are currently contracted with eight Preferred Provider Organization networks and one large health plan and expect to continue to gain contracts in order to be considered as an “in-network” provider with additional plans.

Results of Operations

Three Months Ended March 31, 2015 and 2016

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended March 31,		Change
	2015	2016	$	%
(dollars in thousands)
Revenues	$150	$221	$71	47%
Cost of revenues	1,148	1,475	327	28%
Research and development expenses	651	728	77	12%
General and administrative expenses	1,292	1,487	195	15%
Sales and marketing expenses	709	1,305	596	84%
Loss from operations	(3,650)	(4,774)	(1,124)	31%
Interest expense, net	(150)	(138)	12	(8%)
Other income	—	38	38	—
Loss before income taxes	(3,800)	(4,874)	(1,074)	28%
Income tax expense	(1)	(1)	—	0%
Net loss	$(3,801)	$(4,875)	$(1,074)	28%

Revenues

Revenues were approximately $221,000 for the three months ended March 31, 2016, compared with approximately $150,000 for the same period in 2015, an increase of $71,000, or 47%. The increase was due to an increase of approximately $52,000 in commercial assay revenues resulting primarily from increases in both commercial accession volume and collections made thereon, as well as an increase of approximately $19,000 in development services revenues with 87 development services accessions performed during the three months ended March 31, 2016 as compared to 42 accessions performed during the same period in 2015.

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $1,475,000 for the three months ended March 31, 2016, compared with approximately $1,148,000 for the three months ended March 31, 2015, an increase of $327,000, or 28%. The increase was primarily attributable to an increase of approximately $393,000 in personnel, materials and other direct costs mainly related to higher assay volume, partially offset by decreases of approximately $49,000 in allocated facilities costs and approximately $21,000 in laboratory costs charged to research and development.

Research and Development Expenses. Research and development expenses were approximately $728,000 for the three months ended March 31, 2016, compared with approximately $651,000 for the three months ended March 31, 2015, an increase of $77,000, or 12%. The increase was primarily attributable to an increase of $58,000 in personnel costs due to an increase in the average number of employees in the research and development function from 7 employees during the three months ended March 31, 2015 to 10 employees during the same period in 2016, as well as an increase of approximately $21,000 in laboratory costs charged to research and development.

General and Administrative Expenses. General and administrative expenses were approximately $1,487,000 for the three months ended March 31, 2016, compared with approximately $1,292,000 for the three months ended March 31, 2015, an increase of $195,000, or 15%. The increase was primarily due to an increase of approximately $112,000 in consulting, billing, and other third party service provider costs mainly associated with expanded commercial activities, as well as an increase of approximately $73,000 in allocated facilities costs.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1,305,000 for the three months ended March 31, 2016, compared with approximately $709,000 for the three months ended March 31, 2015, an increase of $596,000, or 84%. The increase was primarily due to an increase of approximately $435,000 in personnel costs and travel expenses associated with an increase in the average number of employees included in the sales and marketing function from 11 employees during the three months ended March 31, 2015 to 15 employees during the same period in 2016, as well as an increase of approximately $158,000 in consulting and other third party service provider costs associated with expanded commercial activities.

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

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Three Months Ended
	March 31,
	2015	2016
(dollars in thousands)
Cash provided by (used in):
Operating activities	$(3,330)	$(3,958)
Investing activities	(25)	(90)
Financing activities	17,285	(201)
Net increase (decrease) in cash and cash equivalents	$13,930	$(4,249)

Cash Used in Operating Activities. Net cash used in operating activities was $4.0 million for the three months ended March 31, 2016, compared to net cash used in operating activities of $3.3 million for the three months ended March 31, 2015. In all periods the primary use of cash was to fund our net loss. The increase of $0.7 million in cash used in operating activities for the three months ended March 31, 2016 as compared to the same period in 2015 also includes a decrease of $0.4 million in cash used to fund operating assets and liabilities.

Cash Used in Investing Activities. Cash used in investing activities of approximately $90,000 and $25,000 during the three months ended March 31, 2016 and 2015, respectively, was related to the acquisition of fixed assets.

Cash Provided by (Used in) Financing Activities. Net cash used in financing activities was $0.2 million for the three months ended March 31, 2016, compared to net cash provided by financing activities of $17.3 million for the three months ended March 31, 2015. Our primary sources of cash from financing during the three months ended March 31, 2015 consisted of proceeds from our follow-on public offering and the exercise of common stock warrants sold in that offering. Our primary use of cash in financing during the three months ended March 31, 2016 related to $0.5 million of principal payments made on indebtedness, which was partially offset by $0.3 million in net proceeds received from the sale of common stock to Aspire Capital.

Capital Resources and Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. It may take several years to achieve positive operational cash flow or we may not ever achieve positive operational cash flow. We expect that we will use a portion of the net proceeds from our follow-on public offerings, the proceeds from our common stock purchase agreement with Aspire Capital, and our revenues from operations to hire sales and marketing personnel, support increased sales and marketing activities, fund further research and development, clinical utility studies and future enhancements of our assays, acquire equipment, implement automation and scale our capabilities to prepare for significant assay volume, for general corporate purposes and to fund ongoing operations and the expansion of our business, including the increased costs associated with expanded commercial activities. We may also use a portion of the net proceeds from our follow-on public offerings and the proceeds from our common stock purchase agreement with Aspire Capital to acquire or invest in businesses, technologies, services or products, although we do not have any current plans to do so.

As of March 31, 2016, our cash and cash equivalents totaled $4.6 million, and our outstanding indebtedness totaled $5.0 million (including $0.2 million of interest accrued thereon, and excluding $0.2 million of associated debt discounts). While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. Management expects that the Company will need additional financing in the future to execute on its current or future business strategies beyond September 2016.

On February 13, 2015, we received net cash proceeds of $9.1 million as a result of the closing of a follow-on public offering, before deducting $0.3 million of additional non-underwriting costs incurred. Subsequent to the closing of this follow-on public offering on February 13, 2015, additional cash proceeds of approximately $9.8 million have been received from the exercise of warrants sold in such offering, while approximately $2.7 million in gross warrant proceeds remain outstanding and available to be exercised at $1.56 per share until their expiration in February 2020.

In May 2015, the SEC declared effective a shelf registration statement filed by us. The shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as our public float is less than $75 million. As of March 31, 2016, we had not sold any securities under this shelf registration statement. A public offering of our common stock and warrants to purchase our common stock was effected under this shelf registration statement on April 29, 2016, the closing of which occurred on May 4, 2016, pursuant to which net cash proceeds of approximately $4.6 million were received, before deducting $0.2 million of additional associated costs incurred by third parties. Subsequent to the closing of this public offering on May 4, 2016, no warrants sold in such offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $1.30 per share until their expiration in May 2021. Following this offering, and subject to certain limitations for so long as the Company’s public float is less than $75 million, an aggregate initial offering price of up to approximately $39.2 million of the Company’s common stock, preferred stock, debt securities and warrants remains available to be sold under this shelf registration statement. In connection with our May 2016 public offering, we have agreed to certain contractual terms that limit our ability to issue, or enter into any agreement to issue, shares of our common stock or common stock equivalents for a period of 75 days, and limit our ability to issue variable rate securities for a period of one year. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

On December 21, 2015, we entered into a common stock purchase agreement with Aspire Capital, which committed to purchase up to an aggregate of $15.0 million of shares of our common stock over the 30-month term of the common stock purchase agreement. Upon execution of the common stock purchase agreement, we sold to Aspire Capital 625,000 shares of common stock at $1.60 per share for gross proceeds of $1,000,000, before deducting approximately $0.1 million of associated costs incurred by third parties, and we concurrently also entered into a registration rights agreement with Aspire Capital, pursuant to which we filed a registration statement registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the common stock purchase agreement. In consideration for entering into, and concurrently with the execution of, the common stock purchase agreement, we issued to Aspire Capital 165,000 shares of our common stock. During the three months ended March 31, 2016, we submitted purchase notices to Aspire Capital for an aggregate of 300,000 shares of common stock for gross proceeds of $403,000. Approximately $13.6 million, or up to 2,684,122 shares, remains available to be issued to Aspire Capital under this agreement as of May 13, 2016, subject to certain contractual limitations that prohibit our ability to sell our common stock to Aspire Capital.

We expect that we will need additional financing in the future to execute on our current or future business strategies. Until we can generate significant cash from operations, including assay revenues, we expect to continue to fund operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time with an available remaining aggregate initial offering price of up to approximately $39.2 million, subject to certain limitations for so long as our public float is less than $75.0 million. In connection with our May 2016 public offering, we have agreed to certain contractual terms that limit our ability to issue, or enter into any agreement to issue, shares of our common stock or common stock equivalents for a period of 75 days, and limit our ability to issue variable rate securities for a period of one year. We also have entered into a common stock purchase agreement with Aspire Capital pursuant to which we can sell up to $15.0 million of shares of our common stock to Aspire Capital over the 30-month term of the common stock purchase agreement. Approximately $13.6 million, or up to 2,684,122 shares, remains available to be issued to Aspire Capital under this agreement as of May 13, 2016, subject to certain contractual limitations that prohibit our ability to sell our common stock to Aspire Capital. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

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

Critical Accounting Policies and Significant Judgments and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our financial statements, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see the information listed below, along with the information listed in the item captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Except as provided below, there have been no material changes to the risk factors as disclosed in the Form 10-K. You should carefully consider the risk factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial position and results of operations.

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

Not applicable.

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

BIOCEPT, INC. (Registrant)

Date: May 13, 2016	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2016	By:	/s/ Mark G. Foletta
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

4.15

Form of Common Stock Purchase Warrant issued to the investors under the Securities Purchase Agreement, dated April 29, 2016, by and among Biocept, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 29, 2016).

31.1	Certification of Michael Nall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mark Foletta, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Michael Nall, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mark Foletta, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

Exhibit No.	Description of Exhibit
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.