Form 10-Q
period 2016-06-30
BIOCEPT INC
filed 2016-08-05
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 2, 2016, there were 25,189,414 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

June 30, 2016

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	June 30,
	2015	2016
		(unaudited)
Current assets:
Cash and cash equivalents	$8,821,329	$3,751,570
Accounts receivable	34,200	86,653
Inventories, net	349,271	496,047
Prepaid expenses and other current assets	435,938	606,342
Total current assets	9,640,738	4,940,612
Fixed assets, net	946,180	1,362,541
Total assets	$10,586,918	$6,303,153
Current liabilities:
Accounts payable	$632,538	$946,328
Accrued liabilities	966,899	817,778
Supplier financings	42,369	194,607
Current portion of equipment financings	110,924	220,892
Current portion of credit facility	1,588,058	1,408,357
Total current liabilities	3,340,788	3,587,962
Non-current portion of equipment financings, net	291,189	452,627
Non-current portion of credit facility, net	2,638,487	2,053,629
Non-current portion of interest payable	153,547	192,928
Non-current portion of deferred rent	470,172	435,409
Total liabilities	6,894,183	6,722,555
Commitments and contingencies (see Note 10)
Shareholders’ equity/(deficit):
Common stock, $0.0001 par value, 40,000,000 authorized; 19,670,054 issued and outstanding at December 31, 2015; 24,969,975 issued and outstanding at June 30, 2016 (see Note 3)	1,967	2,497
Additional paid-in capital	158,927,316	164,284,021
Accumulated deficit	(155,236,548)	(164,705,920)
Total shareholders’ equity/(deficit)	3,692,735	(419,402)
Total liabilities and shareholders’ equity/(deficit)	$10,586,918	$6,303,153

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2016	2015	2016
Revenues:	$76,768	$662,860	$226,770	$884,229
Costs and expenses:
Cost of revenues	1,013,075	1,669,571	2,160,757	3,144,361
Research and development expenses	744,242	716,279	1,395,662	1,444,355
General and administrative expenses	1,359,226	1,517,664	2,651,275	3,004,888
Sales and marketing expenses	851,109	1,291,709	1,560,565	2,596,608
Total costs and expenses	3,967,652	5,195,223	7,768,259	10,190,212
Loss from operations	(3,890,884)	(4,532,363)	(7,541,489)	(9,305,983)
Other income/(expense):
Interest expense, net	(169,474)	(99,720)	(318,673)	(238,160)
Other income	25,608	38,412	25,608	76,824
Total other income/(expense):	(143,866)	(61,308)	(293,065)	(161,336)
Loss before income taxes	(4,034,750)	(4,593,671)	(7,834,554)	(9,467,319)
Income tax expense	(355)	(503)	(1,279)	(2,053)
Net loss and comprehensive loss	$(4,035,105)	$(4,594,174)	$(7,835,833)	$(9,469,372)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	17,998,969	23,106,860	14,206,885	21,403,917
Diluted	17,998,969	23,106,860	14,206,885	21,403,917
Net loss per common share:
Basic	$(0.22)	$(0.20)	$(0.55)	$(0.44)
Diluted	$(0.22)	$(0.20)	$(0.55)	$(0.44)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2015	2016
Cash Flows from Operating Activities:
Net loss	$(7,835,833)	$(9,469,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,765	157,979
Inventory reserve	(14,801)	(37,662)
Stock-based compensation	676,895	699,710
Non-cash interest expense related to credit facility and other financing activities	68,609	32,919
Increase/(decrease) in cash resulting from changes in:
Accounts receivable	(21,460)	(52,453)
Inventories	(50,335)	(109,114)
Prepaid expenses and other current assets	(313,963)	264,071
Accounts payable	(47,750)	362,648
Accrued liabilities	184,479	(163,377)
Accrued interest	50,728	36,087
Deferred rent	3,742	(15,226)
Net cash used in operating activities	(7,184,924)	(8,293,790)
Cash Flows from Investing Activities:
Purchases of fixed assets	(72,717)	(323,923)
Net cash used in investing activities	(72,717)	(323,923)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	8,825,058	4,657,525
Proceeds from exercise of common stock warrants	9,667,521	—
Payments on equipment financings	(41,871)	(49,061)
Payments on supplier and other third party financings	(33,674)	(282,207)
Payments on line of credit	—	(778,303)
Net cash provided by financing activities	18,417,034	3,547,954
Net increase (decrease) in Cash and Cash Equivalents	11,159,393	(5,069,759)
Cash and Cash Equivalents at Beginning of Period	5,364,582	8,821,329
Cash and Cash Equivalents at End of Period	$16,523,975	$3,751,570
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$206,289	$187,319
Taxes	$1,855	$2,053

Non-cash Investing and Financing Activities:

A public offering of the Company’s common stock and warrants to purchase its common stock was effected on February 9, 2015, the closing of which occurred on February 13, 2015 (see Note 3). In connection with the closing of this offering, (i) warrants were issued to buy (in the aggregate) up to 8,000,000 shares of common stock at an exercise price of $1.56 per share with a term of five years and an estimated grant date fair value of $7,690,395, which was recorded as an offset to additional paid-in capital within common stock issuance costs, (ii) the underwriters were granted a 45 day option from the closing date of this offering to purchase up to 1,200,000 additional shares of common stock at a price of $1.25 per share and/or additional warrants to purchase up to 1,200,000 shares of common stock at a price of $0.0001 per warrant, less underwriting discounts and commissions, to cover over-allotments, if any, with an aggregate estimated grant date fair value of $1,627,396 that was recorded to common stock issuance costs, and (iii) costs of $63,111 directly associated with this offering that were included in prepaid expenses and other current assets at December 31, 2014 were reclassified to common stock issuance costs.

A public offering of the Company’s common stock and warrants to purchase its common stock was effected on April 29, 2016, the closing of which occurred on May 4, 2016 (see Note 3). In connection with the closing of this offering, warrants were issued to buy (in the aggregate) up to 3,490,601 shares of common stock at an exercise price of $1.30 per share with a term of five years and an estimated grant date fair value of $1,997,667, which was recorded as an offset to additional paid-in capital within common stock issuance costs (see Note 4).

Fixed assets purchased totaling $279,008 and $445,386 during the six months ended June 30, 2015 and 2016, respectively, were recorded as equipment financing obligations and were excluded from cash purchases in the Company’s unaudited condensed statements of cash flows. During the six months ended June 30, 2016, a financing agreement underlying a fixed asset with a remaining net book value of $126,811, which was previously recorded as an equipment financing obligation, was cancelled.

The amount of unpaid fixed asset purchases excluded from cash purchases in the Company’s unaudited condensed statements of cash flows increased from $19,546 at December 31, 2014 to $38,993 at June 30, 2015. The amount of unpaid fixed asset purchases excluded from cash purchases in the Company’s unaudited condensed statements of cash flows decreased from $64,300 at December 31, 2015 to $14,032 at June 30, 2016.

During the six months ended June 30, 2016, the Company financed insurance premiums of $434,475 through third party financings.

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

Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, a total of $27,856 and $318,565 of revenue-generating costs previously allocated to research and development expenses during the three and six months ended June 30, 2015, respectively, were reclassified to cost of revenues in the current period presentation of the unaudited condensed statements of operations and comprehensive loss.

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

In June 2014, the FASB issued authoritative guidance requiring share-based payments with a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company adopted this guidance for the interim reporting period ended June 30, 2016. The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

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

2. Liquidity and Going Concern Uncertainty

As of June 30, 2016, cash and cash equivalents totaled $3.8 million and the Company had an accumulated deficit of $164.7 million. For the year and six month periods ended December 31, 2015 and June 30, 2016, the Company incurred net losses of $16.9 million and $9.5 million, respectively. At June 30, 2016, the Company had aggregate gross interest-bearing indebtedness of approximately $5.0 million, of which approximately $1.9 million was due within one year in the absence of subjective acceleration of amounts due under a credit facility entered into in April 2014 with Oxford Finance LLC, or the April 2014 Credit Facility, in addition to approximately $2.2 million of other non-interest bearing liabilities. Additionally, in February 2016, the Company signed a firm, noncancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly installments of $62,500 through May 2020 (see Note 10). These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Subsequent to the closing of a follow-on public offering on February 13, 2015, cash proceeds of approximately $9.8 million have been received by the Company from the exercise of warrants sold in such offering, while approximately $2.7 million in gross warrant proceeds remain outstanding and available to be exercised at $1.56 per share until their expiration in February 2020. On December 21, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund LLC, or Aspire Capital, whereby the lesser of approximately $13.5 million, or up to 2,464,683 shares, may be issued to Aspire Capital under this agreement as of August 2, 2016, subject to certain contractual limitations that prohibit the Company’s ability to sell its common stock to Aspire Capital. In May 2015, the SEC declared effective a shelf registration statement filed by the Company. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as the Company’s public float is less than $75 million. A public offering of the Company’s common stock and warrants to purchase its common stock was effected under this shelf registration statement on April 29, 2016, the closing of which occurred on May 4, 2016, pursuant to which the Company received net cash proceeds of approximately $4.4 million (see Note 3). Subsequent to the closing of this public offering on May 4, 2016, no warrants sold in such offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $1.30 per share until their expiration in May 2021. Following this offering and through the date that the Company’s June 30, 2016 unaudited condensed financial statements are available to be issued, given the limitations that apply for so long as the Company’s public float is less than $75 million, no additional common stock, preferred stock, debt securities or warrants may be sold by the Company under this shelf registration statement. In connection with its May 2016 public offering, the Company has agreed to certain contractual terms that limit its ability to issue variable rate securities for a period of one year. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

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

In May 2015, the SEC declared effective a shelf registration statement filed by the Company. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as the Company’s public float is less than $75 million. Pursuant to an exclusive placement agent agreement dated April 25, 2016 between the Company and H.C. Wainwright & Co., LLC, or Wainwright, and a securities purchase agreement dated April 29, 2016 between the Company and the purchasers signatory thereto, a public offering of 4,986,573 shares of the Company’s common stock and warrants to purchase up to an aggregate of 3,490,601 shares of common stock was effected under this registration statement at a combined offering price of $1.00. All warrants sold in this offering have a per share exercise price of $1.30, are exercisable immediately and expire five years from the date of issuance. The closing of the sale of these securities to the purchasers occurred on May 4, 2016, pursuant to which the Company received, after deducting the placement agent’s fees and non-accountable expense reimbursements paid to Wainwright, as well as advisory service fees paid to ROTH Capital Partners, LLC and certain other transactional fees paid to third parties, approximately $4.6 million of net cash proceeds. The total increase in capital as a result of the sale of these shares and warrants was approximately $4.4 million after deducting an estimated $0.2 million of additional third party costs incurred in connection with this offering. An aggregate balance of approximately $0.6 million related to placement agent’s fees, advisory service expenses and non-placement agent costs associated with this offering was recorded to common stock issuance costs upon closing under applicable accounting guidance. Subsequent to the closing of this public offering on May 4, 2016, no warrants sold in such offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $1.30 per share until their expiration in May 2021. Following this offering and through the date that the Company’s June 30, 2016 unaudited condensed financial statements are available to be issued, given the limitations that apply for so long as the Company’s public float is less than $75 million, no additional common stock, preferred stock, debt securities or warrants may be sold by the Company under this shelf registration statement. In connection with its May 2016 public offering, the Company has agreed to certain contractual terms that limit its ability to issue variable rate securities for a period of one year. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

On December 21, 2015, the Company entered into a common stock purchase agreement with Aspire Capital, which committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 30-month term of the common stock purchase agreement. Upon execution of the common stock purchase agreement, the Company sold to Aspire Capital 625,000 shares of common stock at $1.60 per share for proceeds of $1,000,000, and concurrently also entered into a registration rights agreement with Aspire Capital, pursuant to which the Company filed a registration statement registering the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the common stock purchase agreement. Under the common stock purchase agreement, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present a purchase notice directing Aspire Capital to purchase up to 100,000 shares of the Company’s common stock per business day, up to $15.0 million of common stock in the aggregate at a per share price equal to the lesser of either i) the lowest sale price of the Company’s common stock on the purchase date, or ii) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the 10 consecutive trading days ending on the trading day immediately preceding the purchase date. In addition, on any date on which the Company submits a purchase notice to Aspire Capital in an amount equal to 100,000 shares and the Company’s stock price is not less than $0.50 per share, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on the its principal market on the next trading day, subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such volume-weighted average price purchase notice is generally 97% of the volume-weighted average price for the Company’s common stock traded on its principal market on the volume-weighted average purchase date. The purchase price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the purchase price. The Company may deliver multiple purchase notices and volume-weighted average price purchase notices to Aspire Capital from time to time during the term of the common stock purchase agreement, so long as the most recent purchase has been completed. The common stock purchase agreement provides that the Company and Aspire Capital shall not effect any sales on any purchase date where the closing sale price of the Company’s common stock is less than $0.50. There are no trading volume requirements or restrictions under the common stock purchase agreement, and the Company will control the timing and amount of sales of its common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the common stock purchase agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the common stock purchase agreement. In consideration for entering into, and concurrently with the execution of, the common stock purchase agreement, the Company issued to Aspire Capital 165,000 shares of its common stock. The common stock purchase agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of the Company’s common stock during any time prior to the termination of the common stock purchase agreement. Any proceeds the Company receives under the common stock purchase agreement are expected to be used for working capital and general corporate purposes. During the six months ended June 30, 2016, the Company submitted purchase notices to Aspire Capital for an aggregate of 300,000 shares of common stock for gross proceeds of $403,000. Subsequent to June 30, 2016, the Company submitted purchase notices to Aspire Capital for an aggregate of 219,439 shares of common stock for gross proceeds of $141,051. Costs associated with this offering of approximately $42,000 and $83,000 during the year ended December 31, 2015 and six months ended June 30, 2016, respectively, were also recorded to common stock issuance costs under applicable accounting guidance, and as such, the aggregate total increase in capital related to this transaction has been approximately $1.4 million. The lesser of approximately $13.5 million, or up to 2,464,683 shares, may be issued to Aspire Capital under this agreement as of August 2, 2016, subject to certain contractual limitations that prohibit the Company’s ability to sell its common stock to Aspire Capital.

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

Other Fair Value Measurements

As of the closing of the Company’s May 2016 public offering, the estimated aggregate grant date fair value of $1,997,667 associated with the warrants to purchase 3,490,601 shares of common stock issued in such offering was recorded as an offset to additional paid-in capital within common stock issuance costs, and was estimated using a Black-Scholes valuation model with the following assumptions:

Stock price	$0.90
Exercise price	$1.30
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.23%
Expected life (in years)	5.00
Expected volatility	90.0%

The estimated fair value of the April 2014 Credit Facility at June 30, 2016 approximated carrying value, which was determined using a discounted cash flow analysis. The analysis considered interest rates of instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs.

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	June 30,
	2015	2016
Fixed Assets
Machinery and equipment	$2,518,158	$2,705,632
Furniture and office equipment	143,726	143,726
Computer equipment and software	577,898	614,077
Leasehold improvements	514,614	514,614
Financed equipment	914,179	1,271,531
Construction in process	70,815	64,150
	4,739,390	5,313,730
Less accumulated depreciation and amortization	3,793,210	3,951,189
Total fixed assets, net	$946,180	$1,362,541
Accrued Liabilities
Accrued interest	$28,981	$23,825
Accrued payroll	128,753	101,509
Accrued vacation	307,845	338,794
Accrued bonuses	376,100	188,076
Accrued sales commissions	76,574	85,552
Current portion of deferred rent	31,170	50,701
Accrued other	17,476	29,321
Total accrued liabilities	$966,899	$817,778

6. April 2014 Credit Facility

On April 30, 2014, the Company received net cash proceeds of approximately $4,898,000 pursuant to the execution of the April 2014 Credit Facility with Oxford Finance LLC. Upon the entry into the April 2014 Credit Facility, the Company was required to pay the lender a facility fee of $50,000 in conjunction with the funding of the term loan. The April 2014 Credit Facility is secured by substantially all of the Company’s personal property other than its intellectual property. Amounts due to Oxford Finance LLC under the April 2014 Credit Facility are callable before maturity by the lender under certain subjective acceleration clauses of the underlying agreement, including changes deemed to be materially adverse by the lender. The term loan under the April 2014 Credit Facility bears interest at an annual rate equal to the greater of (i) 7.95% or (ii) the sum of (a) the three-month U.S. LIBOR rate reported in the Wall Street Journal three business days prior to the funding date of the term loan, plus (b) 7.71%. The term loan bears interest at an annual rate of 7.95%. The Company was required to make interest-only payments on the term loan through August 1, 2015. The outstanding term loan under the April 2014 Credit Facility began amortizing at the end of the applicable interest-only period, with monthly payments of principal and interest being made by the Company to the lender in consecutive monthly installments following such interest-only period. The term loan under the April 2014 Credit Facility matures on July 1, 2018. Under the original terms of the underlying agreement, the Company is also required to make a final payment to the lender equal to 5.5% of the original principal amount of the term loan funded. At its option, the Company may prepay the outstanding principal balance of the term loan in whole but not in part, subject to a prepayment fee of 1% of any amount prepaid.

On June 30, 2016, the Company entered into an amendment of the April 2014 Credit Facility. This amendment requires the Company to make interest-only payments on the term loan from July 1, 2016 through September 30, 2016, and also requires an additional final payment of $50,000 to the lender. If on or before September 30, 2016 the Company receives unrestricted net cash proceeds of at least $7.0 million from the issuance and sale its equity securities, or the Company receives a signed letter of intent relating to a sale or merger of the Company, in form and substance satisfactory to the lender, the Company will be required to make interest-only payments on the term loan through December 31, 2016, and the amount of the additional final payment to the lender upon repayment will increase to $75,000. The terms of the amendment require the amortization of the outstanding amount due under the term loan to commence at the end of the applicable interest-only period, with monthly payments of principal and interest, in arrears, being made by the Company to the lender in consecutive monthly installments following such interest-only period. Additionally, pursuant to the amendment the aggregate outstanding principal amount of the Company’s permitted indebtedness, consisting of capitalized lease obligations and purchase money indebtedness outstanding at any time, was increased to $1.2 million. The June 30, 2016 amendment of the Company’s 2014 Credit Facility was accounted for as a modification of debt under applicable accounting guidance.

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

A warrant to purchase up to 52,966 shares of the Company’s common stock at an exercise price of $4.72 per share with a term of 10 years was issued to Oxford Finance LLC on April 30, 2014. Issuance costs of $102,498 associated with the term loan under the April 2014 Credit Facility were recorded as a discount to outstanding debt as of the closing date, resulting in net proceeds of $4,897,502. The estimated fair value of the warrant issued of $233,107 was recorded as a discount to outstanding debt as of the closing date. The discounts and other issuance costs are amortized to interest expense utilizing the effective interest method over the underlying term of the loan. The effective annual interest rate associated with the April 2014 Credit Facility was 11.50% and 13.87% at December 31, 2015 and June 30, 2016, respectively.

7. Stock-based Compensation

Equity Incentive Plans

The Company maintains two equity incentive plans: The Amended and Restated 2013 Equity Incentive Plan, or the 2013 Plan, and the 2007 Equity Incentive Plan, or the 2007 Plan. The 2013 Plan includes a provision that shares available for grant under the Company’s 2007 Plan become available for issuance under the 2013 Plan and are no longer available for issuance under the 2007 Plan. As of June 30, 2016, under all plans, a total of 3,068,865 shares were authorized for issuance, 2,454,470 stock options and restricted stock units, or RSUs, had been issued and were outstanding, and 489,961 shares were available for grant.

Stock Options

A summary of stock option activity for option awards granted under the 2013 Plan and 2007 Plan for the six months ended June 30, 2016 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Vested and unvested expected to vest, December 31, 2015	1,940,701	$5.16	9.0
Outstanding at December 31, 2015	2,141,141	$3.71	9.1
Granted	329,823	$1.21
Exercised	—
Cancelled/forfeited/expired	(276,763)	$2.65
Outstanding at June 30, 2016	2,194,201	$3.47	8.6
Vested and unvested expected to vest, June 30, 2016	2,021,149	$3.61	8.5

The intrinsic values of options outstanding and options vested and unvested expected to vest at June 30, 2016 were both zero. The intrinsic value of options exercisable at June 30, 2016 was zero.

The fair values of option awards granted during the six months ended June 30, 2016 were estimated using a Black-Scholes pricing model with the following assumptions:

Stock and exercise prices	$0.67 - $1.34
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.24% – 1.39%
Expected life (in years)	5.42 – 6.08
Expected volatility	90.00%

Using the assumptions described above, with stock and exercise prices being equal on date of grant, the weighted-average estimated fair value of options granted in the six months ended June 30, 2016 was $0.88 per share.

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

Percentage of
Overall Stock
Option Grants
Subject to Vesting
Target
Minimum number of accessions processed, billed and collected	13%
Minimum revenues from contracts with pharmaceutical companies	10%
Attainment of a sustainable positive GAAP gross margin	12%
Minimum operating cash on-hand with no more than one interim dilutive equity financing event	15%
Achievement of the Company's 2016 corporate goals	25%
Completion of a Board-approved strategic transaction	25%
Total	100%

Restricted Stock

A summary of RSU activity for awards granted under the 2013 Plan and 2007 Plan for the six months ended June 30, 2016 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Vested and unvested expected to vest, December 31, 2015	46,117	$4.83
Outstanding at December 31, 2015	77,265	$5.04
Granted	227,500	$0.70
Vested and issued	(13,348)	$5.35
Forfeited	(31,148)	$5.35
Outstanding at June 30, 2016	260,269	$1.19
Vested and unvested expected to vest, June 30, 2016	251,169	$1.21

The RSUs granted during the six months ended June 30, 2016 vest fully on the one year anniversary of the date of grant, subject to continuing service by the holders of such RSUs. At June 30, 2016, the intrinsic values of RSUs outstanding and RSUs unvested and expected to vest were $173,079 and $167,027, respectively.

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

During the six months ended June 30, 2016, a total of 13,348 RSUs were declared vested by the Company’s Board of Directors and issued to its Chief Executive Officer in satisfaction of this award and the remaining 31,148 shares underlying this RSU were forfeited.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statements of operations and comprehensive loss during the periods presented:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2016	2015	2016
Stock Options
Cost of revenues	$17,674	$29,412	$33,810	$55,487
Research and development expenses	24,505	25,961	44,925	58,964
General and administrative expenses	229,561	264,566	448,622	537,135
Sales and marketing expenses	31,089	1,897	62,101	39,240
Total expenses related to stock options	302,829	321,836	589,458	690,826
RSUs
Cost of revenues	—	1,916	—	1,916
Research and development expenses	1,599	1,452	9,099	1,452
General and administrative expenses	38,402	1,008	78,338	1,008
Sales and marketing expenses	—	4,508	—	4,508
Total stock-based compensation	$342,830	$330,720	$676,895	$699,710

Stock-based compensation expense was recorded net of estimated forfeitures of 0% - 4% per annum during the six months ended June 30, 2015 and 2016. As of June 30, 2016 total unrecognized stock-based compensation expense related to unvested stock options and RSUs, adjusted for estimated forfeitures, was approximately $2,025,000 and is expected to be recognized over a weighted-average period of 2.2 years.

8. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity for the six months ended June 30, 2016 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2015	2,352,738	$3.73	3.8
Issued	3,490,601	$1.30
Exercised	—
Expired	(152,712)	$10.00
Outstanding at June 30, 2016	5,690,627	$2.07	4.3

The intrinsic value of equity-classified common stock warrants outstanding and exercisable at June 30, 2016 was $0.

9. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the six months ended June 30, 2015 and 2016, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the three and six months ended
	June 30,
	2015	2016
Preferred warrants outstanding (number of common stock equivalents)	1,587	1,587
Preferred share RSUs (number of common stock equivalents)	73,151	—
Common warrants outstanding	2,412,058	5,690,627
Common share RSUs	178,118	260,269
Common options outstanding	917,316	2,194,201
Total anti-dilutive common share equivalents	3,582,230	8,146,684

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

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received a payment of $19,047 during the six months ended June 30, 2016 from Aegea as reimbursement for shared patent costs under the Cross-License Agreement.

Pursuant to a sublease agreement dated March 30, 2015, the Company subleased 9,849 square feet, plus free use of an additional area, of its San Diego facility to an entity affiliated with the Company’s non-executive Chairman for $12,804 per month, with a refundable security deposit of $12,804 due from the subtenant. The initial term of the sublease expired on July 31, 2015, and is subject to renewal on a month-to-month basis thereafter. A total of $25,608 and $76,824 in rental income was recorded to other income/(expense) in the Company’s unaudited condensed statements of operations and comprehensive loss during the six months ended June 30, 2015 and 2016, respectively.

Three members of the Company’s Board of Directors participated in its public offering in May 2016, purchasing an aggregate of 175,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 122,500 shares of its common stock for total proceeds to the Company of $175,000 (see Note 3).

The Company believes that these transactions were on terms at least as favorable to the Company as could have been obtained from unrelated third parties.

12. Subsequent Events

On July 6, 2016, the Compensation Committee of the Company’s Board of Directors approved retention RSUs for an aggregate of 175,000 shares of common stock to three of the Company’s executive officers pursuant to the 2013 Plan, including retention RSUs for 100,000 shares of common stock to its Chief Executive Officer. Each of these retention RSUs has a grant date fair value of $0.62 per share for a grant date fair value of $108,990 to all three officers, in aggregate. These retention RSUs vest fully on the one year anniversary of the date of grant, subject to continuing service by the holders of such RSUs.

On July 25, 2016, the Company’s Board of Directors approved an amendment to the 2013 Plan to reserve 1,000,000 shares of the Company’s common stock exclusively for the grant of stock awards to employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules.

On July 25, 2016, the Company entered into an employment agreement with its new Chief Financial Officer, Senior Vice President of Operations and Secretary, or CFO. Pursuant to the terms of this employment agreement, the CFO was granted the following inducement awards under the 2013 Plan: (i) a stock option to purchase up to 200,000 shares of the Company’s common stock, 25% of which will vest on the one-year anniversary of the commencement of the CFO’s employment with the Company, and remainder of which will vest in equal monthly installments over the following three years, (ii) a stock option to purchase up to 100,000 shares of the Company’s common stock, which vest upon the Company’s achievement of corporate goals for 2016 and the consummation of a specified financing transaction, and (iii) an RSU covering 75,000 shares of the Company’s common stock, 100% of which will vest on the one-year anniversary of the commencement of the CFO’s employment with the Company.

Subsequent to June 30, 2016, the Company submitted purchase notices to Aspire Capital for an aggregate of 219,439 shares of common stock for gross proceeds of $141,051.

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

Our current assays and our planned future assays focus on key solid tumor indications utilizing our Target-SelectorTM CTC offering for the biomarker analysis of CTCs and ctDNA from a standard blood sample. The Target-Selector CTC offering is based on an internally developed and patented, microfluidics-based capture and analysis platform, with enabling features that change how CTC testing is used by clinicians. The Target-Selector platforms provide both biomarker detection as well as monitoring, and require only a blood sample. Our patent pending Target-Selector ctDNA technology enables mutation detection with enhanced sensitivity and specificity and is applicable to nucleic acid from CTCs or other sample types, such as blood plasma. We believe the Target-Selector technology can someday be used as a stand-alone test for molecular biomarker screening, marked as in vitro diagnostics kits.

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

The lung cancer biomarker analyses currently include FISH testing for ALK, ROS1 and RET gene rearrangements and mutation analysis of the T790M, Deletion 19, and L858R mutations of the epidermal growth factor receptor, or EGFR, gene as well as B-RAF using our Target-Selector CtDNA platform. The L858R mutation of the EGFR gene and Exon 19 deletions as activators of EGFR kinase activity are associated with the drugs Tarceva®, Gilotrif® and Iressa®. For lung cancer, we also offer a resistance panel assay consisting of the biomarkers MET, HER2 (both of which we perform using our technology for CTCs), K-RAS, and T790M (both of which are performed using ctDNA in plasma). This assay could be used by physicians to identify the mechanism causing disease progression for patients with NSCLC who are being treated with TKI therapy and therefore could qualify for inclusion in a clinical trial. In November 2015, Tagrisso® was approved by the U.S. Food and Drug Administration, providing another biomarker based therapy for the treatment of patients with EGFR related lung cancer.  Tagrisso® is indicated for the treatment of patients with metastatic EGFR T790M mutation-positive NSCLC, who have progressed on or after EGFR tyrosine kinase inhibitor therapy.

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

We recently analytically validated PD-L1 testing utilizing our CTC technology. PD-L1 is a biomarker that is informative for immuno-oncology therapies currently marketed today for lung cancer and melanoma, as well as in development for multiple tumor types. We collaborated with David Rimm, M.D., Ph.D., a pathologist at Yale Medical School, on the analytical development of this assay.

We plan to add other biomarker analyses, such as ESR1 and NRAS, on blood samples to our current assays and our planned future Target-Selector CTC assays as their relevance is demonstrated in clinical trials and/or included in guidelines used by physicians to make treatment decisions.

We continue to execute on our strategies of expanding our business globally as well as engaging with pharmaceutical companies on clinical trials and assay development. We have executed distribution agreements in Mexico with Quest Diagnostics to support testing for a large pharmaceutical partner, as well as an agreement with Progenetics to market our assays in Israel for clinical testing.

We announced two additional pharmaceutical collaborations during 2016. The first agreement is to provide testing for a clinical trial that includes patients who have leptomeningeal disease, or metastatic lung cancer to the brain.  In this exploratory trial, we are testing both cerebral spinal fluid and blood for molecular alterations that could be impacted by treatment. The second agreement is a large milestone-based multi-project assay development collaboration focused on hepatocellular carcinoma, or liver cancer, whereby we will develop assays utilizing both our CTC and ctDNA technologies for clinical trials.

Our revenue generating efforts are focused in three areas:

•	providing clinical testing that oncologists use in order to determine the best treatment plan for their patients;
•	providing clinical trial, research and development services to biopharma companies developing cancer therapies; and
•	licensing our proprietary testing and/or technologies to partners in the United States and abroad.

The following tables set forth certain information concerning our commercial cases accessioned for the periods shown:

	Three Months Ended June 30,		Change
	2015	2016	#	%
Commercial cases accessioned	334	981	647	194%

	Six Months Ended June 30,		Change
	2015	2016	#	%
Commercial cases accessioned	581	1,704	1,123	193%

Revenues from commercial cases are recognized as collected, and the expected collection period for a commercial case often extends beyond the end of the quarter in which accessioned, with multiple payments received per case. For commercial accessions received during the six months ended June 30, 2015 and 2016, the average number of tests performed increased from 2.3 tests per accession to 3.7 tests per accession, respectively. For commercial accessions received from January 1, 2016 through June 30, 2016, the expected price to be collected at 2016 Medicare schedule rates ranged from less than $200 per accession to over $4,900 per accession, and the weighted-average expected price to be collected is approximately $1,200 per accession, although such reimbursement experience has not yet been achieved. Relatively higher reimbursement rates are expected to be achieved for cases billed to certain private payors where we have agreements. Approximately 44% of the number of commercial accessions billed from January 1, 2016 through June 30, 2016 were subject to Medicare reimbursement rates, and approximately 50% and 45% of commercial revenues and total revenues, respectively, during the six months ended June 30, 2016 were associated with Medicare reimbursement. We have not historically been reimbursed at these average rates for a variety of reasons, including billing challenges related to changes in Medicare CPT codes for our FISH assays in 2015, establishing our associated internal processes, and also managing an external “out-sourced” billing company. Additionally, a significant amount of our non-Medicare business (private payors) has historically not been contracted, and reimbursement for this business has historically not been at “in network” rates and has therefore been inconsistent. We did begin to contract private payor networks in 2015 and continue to do so in 2016, and our number of accessions treated as “in network” increased and reimbursement is improving. We are currently contracted with eight Preferred Provider Organization networks and one large health plan and expect to continue to gain contracts in order to be considered as an “in-network” provider with additional plans.

Results of Operations

Three Months Ended June 30, 2015 and 2016

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended June 30,		Change
	2015	2016	$	%
(dollars in thousands)
Revenues	$77	$663	$586	761%
Cost of revenues	1,013	1,670	657	65%
Research and development expenses	744	716	(28)	(4%)
General and administrative expenses	1,360	1,518	158	12%
Sales and marketing expenses	851	1,292	441	52%
Loss from operations	(3,891)	(4,533)	(642)	16%
Interest expense, net	(169)	(100)	69	(41%)
Other income	25	38	13	52%
Loss before income taxes	(4,035)	(4,595)	(560)	14%
Income tax expense	—	—	—	—
Net loss	$(4,035)	$(4,595)	$(560)	14%

Revenues

Revenues were approximately $663,000 for the three months ended June 30, 2016, compared with approximately $77,000 for the same period in 2015, an increase of $586,000, or 761%. The increase was due to an increase of approximately $537,000 in commercial assay revenues resulting primarily from increases in both commercial accession volume and collections made thereon, as well as an increase of approximately $49,000 in development services revenues with 155 development services accessions received during the three months ended June 30, 2016 as compared to 52 accessions received during the same period in 2015.

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $1,669,000 for the three months ended June 30, 2016, compared with approximately $1,013,000 for the three months ended June 30, 2015, an increase of $656,000, or 65%. The increase was primarily attributable to an increase of approximately $493,000 in personnel, materials and other direct costs mainly related to higher assay volume, an increase of approximately $77,000 related to fewer laboratory costs charged to research and development, as well as an increase of approximately $53,000 in allocated facilities costs.

Research and Development Expenses. Research and development expenses were approximately $716,000 for the three months ended June 30, 2016, compared with approximately $744,000 for the three months ended June 30, 2015, a decrease of $28,000, or 4%. The decrease was primarily attributable to a decrease of approximately $77,000 in laboratory costs charged to research and development, partially offset by an increase of approximately $42,000 in personnel costs due to an increase in the average number of employees in the research and development function from 8 employees during the three months ended June 30, 2015 to 9 employees during the same period in 2016.

General and Administrative Expenses. General and administrative expenses were approximately $1,518,000 for the three months ended June 30, 2016, compared with approximately $1,360,000 for the three months ended June 30, 2015, an increase of $158,000, or 12%. The increase was primarily due to an increase of approximately $82,000 in legal fees primarily associated with patents, an increase of approximately $32,000 in consulting, billing, and other third party service provider costs mainly associated with expanded commercial activities, as well as an increase of approximately $25,000 in personnel costs.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1,292,000 for the three months ended June 30, 2016, compared with approximately $851,000 for the three months ended June 30, 2015, an increase of $441,000, or 52%. The increase was primarily due to an increase of approximately $362,000 in personnel costs and travel expenses associated with an increase in the average number of employees included in the sales and marketing function from 11 employees during the three months ended June 30, 2015 to 15 employees during the same period in 2016, as well as an increase of approximately $72,000 in consulting and other third party service provider costs associated with expanded commercial activities.

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

Six Months Ended June 30, 2015 and 2016

The following table sets forth certain information concerning our results of operations for the periods shown:

	Six Months Ended June 30,		Change
	2015	2016	$	%
(dollars in thousands)
Revenues	$227	$884	$657	289%
Cost of revenues	2,161	3,144	983	45%
Research and development expenses	1,396	1,444	48	3%
General and administrative expenses	2,651	3,005	354	13%
Sales and marketing expenses	1,560	2,597	1,037	66%
Loss from operations	(7,541)	(9,306)	(1,765)	23%
Interest expense, net	(319)	(238)	81	(25%)
Other income	25	77	52	208%
Loss before income taxes	(7,835)	(9,467)	(1,632)	21%
Income tax expense	(1)	(2)	(1)	100%
Net loss	$(7,836)	$(9,469)	$(1,633)	21%

Revenues

Revenues were approximately $884,000 for the six months ended June 30, 2016, compared with approximately $227,000 for the same period in 2015, an increase of $657,000, or 289%. The increase was due to an increase of approximately $588,000 in commercial assay revenues resulting primarily from increases in both commercial accession volume and collections made thereon, as well as an increase of approximately $69,000 in development services revenues with 228 development services accessions received during the six months ended June 30, 2016 as compared to 94 accessions received during the same period in 2015.

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $3,144,000 for the six months ended June 30, 2016, compared with approximately $2,161,000 for the six months ended June 30, 2015, an increase of $983,000, or 45%. The increase was primarily attributable to an increase of approximately $886,000 in personnel, materials and other direct costs mainly related to higher assay volume, as well as an increase of approximately $56,000 related to fewer laboratory costs charged to research and development.

Research and Development Expenses. Research and development expenses were approximately $1,444,000 for the six months ended June 30, 2016, compared with approximately $1,396,000 for the six months ended June 30, 2015, an increase of $48,000, or 3%. The increase was primarily attributable to an increase of $100,000 in personnel costs due to an increase in the average number of employees in the research and development function from 7 employees during the six months ended June 30, 2015 to 9 employees during the same period in 2016, partially offset by a decrease of approximately $56,000 in laboratory costs charged to research and development.

General and Administrative Expenses. General and administrative expenses were approximately $3,005,000 for the six months ended June 30, 2016, compared with approximately $2,651,000 for the six months ended June 30, 2015, an increase of $354,000, or 13%. The increase was primarily due to an increase of approximately $132,000 in consulting, billing, and other third party service provider costs mainly associated with expanded commercial activities, an increase of approximately $94,000 in allocated facilities costs, an increase of approximately $78,000 in personnel costs, as well as an increase of approximately $22,000 in legal fees.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $2,597,000 for the six months ended June 30, 2016, compared with approximately $1,560,000 for the six months ended June 30, 2015, an increase of $1,037,000, or 66%. The increase was primarily due to an increase of approximately $797,000 in personnel costs and travel expenses associated with an increase in the average number of employees included in the sales and marketing function from 11 employees during the six months ended June 30, 2015 to 15 employees during the same period in 2016, as well as an increase of approximately $229,000 in consulting and other third party service provider costs associated with expanded commercial activities.

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

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Six Months Ended
	June 30,
	2015	2016
(dollars in thousands)
Cash provided by (used in):
Operating activities	$(7,185)	$(8,294)
Investing activities	(73)	(324)
Financing activities	18,417	3,548
Net increase (decrease) in cash and cash equivalents	$11,159	$(5,070)

Cash Used in Operating Activities. Net cash used in operating activities was $8.3 million for the six months ended June 30, 2016, compared to net cash used in operating activities of $7.2 million for the six months ended June 30, 2015. In all periods the primary use of cash was to fund our net loss. The increase of $1.1 million of cash used in operating activities for the six months ended June 30, 2016 as compared to the same period in 2015 also includes a decrease of $0.5 million cash used to fund operating assets and liabilities.

Cash Used in Investing Activities. Cash used in investing activities of approximately $324,000 and $73,000 during the six months ended June 30, 2016 and 2015, respectively, was related to the acquisition of fixed assets.

Cash Provided by Financing Activities. Net cash provided by financing activities was $3.5 million for the six months ended June 30, 2016, compared to net cash provided by financing activities of $18.4 million for the six months ended June 30, 2015. Our primary sources of cash from financing during the six months ended June 30, 2015 consisted of proceeds from our follow-on 2015 public offering and the exercise of common stock warrants sold in that offering. Our primary sources of cash from financing during the six months ended June 30, 2016 consisted of $4.4 million in net proceeds from our May 2016 public offering and $0.3 million in net proceeds from the sale of common stock to Aspire Capital under our common stock purchase agreement, which was partially offset by $1.1 million of principal payments made on indebtedness.

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

As of June 30, 2016, our cash and cash equivalents totaled $3.8 million, and our outstanding indebtedness totaled $5.0 million (including $0.2 million of interest accrued thereon, and excluding $0.4 million of associated debt discounts). While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. Management expects that the Company will need additional financing to execute on its current or future business strategies beyond September 2016.

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

In May 2015, the SEC declared effective a shelf registration statement filed by us. The shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as our public float is less than $75 million. Pursuant to an exclusive placement agent agreement dated April 25, 2016 between us and H.C. Wainwright & Co., LLC, or Wainwright, and a securities purchase agreement dated April 29, 2016 between us and the purchasers signatory thereto, a public offering of 4,986,573 shares of our common stock and warrants to purchase up to an aggregate of 3,490,601 shares of common stock was effected under this registration statement at a combined offering price of $1.00. All warrants sold in this offering have a per share exercise price of $1.30, are exercisable immediately and expire five years from the date of issuance. The closing of the sale of these securities to the purchasers occurred on May 4, 2016, pursuant to which we received, after deducting the placement agent’s fees and non-accountable expense reimbursements paid to Wainwright, as well as advisory service fees paid to ROTH Capital Partners, LLC and certain other transactional fees paid to third parties, approximately $4.6 million of net cash proceeds. The total increase in capital as a result of the sale of these shares and warrants was approximately $4.4 million after deducting an estimated $0.2 million of additional third party costs incurred in connection with this offering. An aggregate balance of approximately $0.6 million related to placement agent’s fees, advisory service expenses and non-placement agent costs associated with this offering was recorded to common stock issuance costs upon closing under applicable accounting guidance. Subsequent to the closing of this public offering on May 4, 2016, no warrants sold in such offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $1.30 per share until their expiration in May 2021. Following this offering and through the date that our June 30, 2016 unaudited condensed financial statements are available to be issued, given the limitations that apply for so long as our public float is less than $75 million, no additional common stock, preferred stock, debt securities or warrants may be sold by us under this shelf registration statement. In connection with its May 2016 public offering, we have agreed to certain contractual terms that limit our ability to issue variable rate securities for a period of one year. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

On December 21, 2015, we entered into a common stock purchase agreement with Aspire Capital, which committed to purchase up to an aggregate of $15.0 million of shares of our common stock over the 30-month term of the common stock purchase agreement. Upon execution of the common stock purchase agreement, we sold to Aspire Capital 625,000 shares of common stock at $1.60 per share for gross proceeds of $1,000,000, before deducting approximately $0.1 million of associated costs incurred by third parties, and we concurrently also entered into a registration rights agreement with Aspire Capital, pursuant to which we filed a registration statement registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the common stock purchase agreement. In consideration for entering into, and concurrently with the execution of, the common stock purchase agreement, we issued to Aspire Capital 165,000 shares of our common stock. During the six months ended June 30, 2016, we submitted purchase notices to Aspire Capital for an aggregate of 300,000 shares of common stock for gross proceeds of $403,000. Subsequent to June 30, 2016, we submitted purchase notices to Aspire Capital for an aggregate of 219,439 shares of common stock for gross proceeds of $141,051. The lesser of approximately $13.5 million, or up to 2,464,683 shares, may be issued to Aspire Capital under this agreement as of August 2, 2016, subject to certain contractual limitations that prohibit our ability to sell our common stock to Aspire Capital.

We expect that we will need additional financing to execute on our current or future business strategies. Until we can generate significant cash from operations, including assay revenues, we expect to continue to fund operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time with an available remaining aggregate initial offering price of up to approximately $39.2 million, subject to certain limitations for so long as our public float is less than $75.0 million. In connection with our May 2016 public offering, we have agreed to certain contractual terms that limit our ability to issue variable rate securities for a period of one year. We also have entered into a common stock purchase agreement with Aspire Capital pursuant to which we can sell up to $15.0 million of shares of our common stock to Aspire Capital over the 30-month term of the common stock purchase agreement. The lesser of approximately $13.5 million, or up to 2,464,683 shares, may be issued to Aspire Capital under this agreement as of August 2, 2016, subject to certain contractual limitations that prohibit our ability to sell our common stock to Aspire Capital. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016. There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to satisfy the continued listing requirements of The NASDAQ Capital Market, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum stockholders’ equity requirement, NASDAQ may take steps to de-list our common stock. For example, in May 2016, we received a letter from NASDAQ indicating that we are not in compliance with the minimum stockholders’ equity requirement of NASDAQ Listing Rule 5550(b)(1), and in June 2016, we received a letter from NASDAQ indicating that we are not in compliance with the minimum bid price requirement of NASDAQ Listing Rule 5550(a)(2). If we fail to regain compliance with these, or any other of the continued listing requirements of The NASDAQ Capital Market, NASDAQ may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with NASDAQ’s listing requirements.

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

BIOCEPT, INC. (Registrant)

Date: August 5, 2016	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 5, 2016	By:	/s/ Timothy C. Kennedy
Timothy C. Kennedy
Chief Financial Officer, Senior Vice President of Operations
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

4.4

Form of Warrant issued to the lender under the Loan and Security Agreement, dated as of April 30, 2014, by and among Biocept, Inc., Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, including Oxford Finance LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2014).

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

10.1

Letter Agreement, dated April 25, 2016, by and between Biocept, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 29, 2016).

10.2

Securities Purchase Agreement, dated April 29, 2016, by and among Biocept, Inc. and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 29, 2016).

10.3

Second Amendment to Loan and Security Agreement by and among Biocept, Inc., Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, including Oxford Finance LLC, dated as of June 30, 2016.

Exhibit No.	Description of Exhibit
31.1	Certification of Michael Nall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Timothy Kennedy, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Michael Nall, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Timothy Kennedy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.