Form 10-Q
period 2016-09-30
BIOCEPT INC
filed 2016-11-10
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, there were 17,499,397 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2016

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	September 30,
	2015	2016
		(unaudited)
Current assets:
Cash and cash equivalents	$8,821,329	$678,855
Accounts receivable	34,200	85,664
Inventories, net	349,271	497,517
Prepaid expenses and other current assets	435,938	499,133
Total current assets	9,640,738	1,761,169
Fixed assets, net	946,180	1,521,380
Total assets	$10,586,918	$3,282,549
Current liabilities:
Accounts payable	$632,538	$1,700,383
Accrued liabilities	966,899	1,143,863
Supplier financings	42,369	48,880
Current portion of equipment financings	110,924	255,605
Current portion of credit facility	1,588,058	1,896,718
Total current liabilities	3,340,788	5,045,449
Non-current portion of equipment financings, net	291,189	572,096
Non-current portion of credit facility, net	2,638,487	1,593,220
Non-current portion of interest payable	153,547	209,914
Non-current portion of deferred rent	470,172	418,028
Total liabilities	6,894,183	7,838,707
Commitments and contingencies (see Note 11)
Shareholders’ equity/(deficit):
Common stock, $0.0001 par value, 40,000,000 authorized; 6,556,685 issued and outstanding at December 31, 2015; 150,000,000 authorized; 8,399,397 issued and outstanding at September 30, 2016.	656	840
Additional paid-in capital	158,928,627	164,891,998
Accumulated deficit	(155,236,548)	(169,448,996)
Total shareholders’ equity/(deficit)	3,692,735	(4,556,158)
Total liabilities and shareholders’ equity/(deficit)	$10,586,918	$3,282,549

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2016	2015	2016
Revenues:	$164,856	$1,047,280	$391,626	$1,931,509
Costs and expenses:
Cost of revenues	1,159,710	1,876,288	3,320,467	5,020,649
Research and development expenses	677,729	600,613	2,073,391	2,044,968
General and administrative expenses	1,630,608	1,919,843	4,281,883	4,924,731
Sales and marketing expenses	1,055,653	1,278,455	2,616,218	3,875,063
Total costs and expenses	4,523,700	5,675,199	12,291,959	15,865,411
Loss from operations	(4,358,844)	(4,627,919)	(11,900,333)	(13,933,902)
Other income/(expense):
Interest expense, net	(175,562)	(154,869)	(494,235)	(393,029)
Other income	38,412	38,412	64,020	115,236
Gain on sale of fixed assets	—	1,300	—	1,300
Total other income/(expense):	(137,150)	(115,157)	(430,215)	(276,493)
Loss before income taxes	(4,495,994)	(4,743,076)	(12,330,548)	(14,210,395)
Income tax expense	(199)	—	(1,478)	(2,053)
Net loss and comprehensive loss	$(4,496,193)	$(4,743,076)	$(12,332,026)	$(14,212,448)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	6,242,604	8,370,691	5,245,303	7,549,663
Diluted	6,242,604	8,370,691	5,245,303	7,549,663
Net loss per common share:
Basic	$(0.72)	$(0.57)	$(2.35)	$(1.88)
Diluted	$(0.72)	$(0.57)	$(2.35)	$(1.88)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2015	2016
Cash Flows from Operating Activities:
Net loss	$(12,332,026)	$(14,212,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188,120	248,164
Inventory reserve	(20,277)	(40,708)
Stock-based compensation	1,016,266	1,164,979
Non-cash interest expense related to credit facility and other financing activities	93,454	60,951
Gain on sale of fixed assets	—	(1,300)
Increase/(decrease) in cash resulting from changes in:
Accounts receivable	(29,760)	(51,464)
Inventories	(93,000)	(107,538)
Prepaid expenses and other current assets	(181,284)	501,532
Accounts payable	142,028	991,846
Accrued liabilities	218,468	152,860
Accrued interest	96,295	58,684
Deferred rent	5,614	(22,839)
Net cash used in operating activities	(10,896,102)	(11,257,281)
Cash Flows from Investing Activities:
Proceeds from sale of fixed assets	—	1,300
Purchases of fixed assets	(118,896)	(392,496)
Net cash used in investing activities	(118,896)	(391,196)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	8,830,057	4,798,576
Proceeds from exercise of common stock warrants	9,697,660	—
Payments on equipment financings	(54,007)	(86,336)
Payments on supplier and other third party financings	(33,674)	(427,934)
Payments on line of credit	(247,701)	(778,303)
Net cash provided by financing activities	18,192,335	3,506,003
Net increase (decrease) in Cash and Cash Equivalents	7,177,337	(8,142,474)
Cash and Cash Equivalents at Beginning of Period	5,364,582	8,821,329
Cash and Cash Equivalents at End of Period	$12,541,919	$678,855
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$309,324	$282,142
Taxes	$2,054	$2,053

Non-cash Investing and Financing Activities:

A public offering of the Company’s common stock and warrants to purchase its common stock was effected on February 9, 2015, the closing of which occurred on February 13, 2015 (see Note 3). In connection with the closing of this offering, (i) warrants were issued to buy (in the aggregate) up to 2,666,666 shares of common stock at an exercise price of $4.68 per share with a term of five years and an estimated grant date fair value of approximately $7.7 million, which was recorded as an offset to additional paid-in capital within common stock issuance costs, (ii) the underwriters were granted a 45 day option from the closing date of this offering to purchase up to 400,000 additional shares of common stock at a price of $3.75 per share and/or additional warrants to purchase up to 400,000 shares of common stock at a price of $0.0003 per warrant, less underwriting discounts and commissions, to cover overallotments, if any, with an aggregate estimated grant date fair value of approximately $1.6 million that was recorded to common stock issuance costs, and (iii)

costs of $63,111 directly associated with this offering that were included in prepaid expenses and other current assets at December 31, 2014 were reclassified to common stock issuance costs.

A public offering of the Company’s common stock and warrants to purchase its common stock was effected on April 29, 2016, the closing of which occurred on May 4, 2016 (see Note 3). In connection with the closing of this offering, warrants were issued to buy (in the aggregate) up to 1,163,526 shares of common stock at an exercise price of $3.90 per share with a term of five years and an estimated grant date fair value of approximately $2.0 million, which was recorded as an offset to additional paid-in capital within common stock issuance costs (see Note 4).

Fixed assets purchased totaling $279,008 and $631,232 during the nine months ended September 30, 2015 and 2016, respectively, were recorded as equipment financing obligations and were excluded from cash purchases in the Company’s unaudited condensed statements of cash flows. During the nine months ended September 30, 2016, a financing agreement underlying a fixed asset with a remaining net book value of $126,811, which was previously recorded as an equipment financing obligation, was cancelled.

The amount of unpaid fixed asset purchases excluded from cash purchases in the Company’s unaudited condensed statements of cash flows decreased from $19,546 at December 31, 2014 to $3,190 at September 30, 2015. The amount of unpaid fixed asset purchases excluded from cash purchases in the Company’s unaudited condensed statements of cash flows decreased from $64,300 at December 31, 2015 to $8,637 at September 30, 2016.

During the nine months ended September 30, 2016, the Company financed insurance premiums of $434,475 through third party financings.

A public offering of the Company’s common stock and warrants to purchase its common stock was effected on October 14, 2016, the closing of which occurred on October 19, 2016 (see Note 13). In connection with the closing of this offering, warrants to purchase up to an aggregate of 9,100,000 shares of common stock with estimated grant date fair value of approximately $0.57 per share were issued, and a corresponding total of approximately $5.2 million was recorded as an offset to additional paid-in capital within common stock issuance upon the closing of this offering. Additionally, the underwriters were granted a 30-day option to purchase up to 1,365,000 additional shares of common stock at a price of $1.0331 per share, net of the underwriting discount, and/or additional warrants to purchase up to 1,365,000 shares of common stock at a price of $0.0009 per warrant to cover overallotments, if any. Through the date that these unaudited condensed financial statements were available to be issued, the underwriters have exercised their overallotment option to purchase 627,131 option warrants for total proceeds to the Company of $564. The estimated aggregate grant date fair value of the overallotment options and warrants of approximately $0.8 million was recorded as an offset to additional paid-in capital within common stock issuance costs upon the closing of this offering. All warrants sold in this offering have a per share exercise price of $1.10, are exercisable immediately and expire five years from the date of issuance. As of September 30, 2016, a total of $130,252 of costs directly associated with this offering were accrued and recorded in prepaid expenses and other current assets, of which none were paid as of September 30, 2016 and thus excluded from changes in both prepaid expenses and other current assets and accounts payable in the Company’s unaudited condensed statement of cash flows, and which were also subsequently reclassified to common stock issuance costs as an offset to additional paid in capital upon the closing of this offering.

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

On September 27, 2016, the Company’s stockholders approved, and the Company filed, an amendment to the Company’s amended and restated certificate of incorporation to effect a one-for-three reverse stock split of the Company’s outstanding common stock, and to increase the authorized number of shares of the Company’s common stock from 40,000,000 to 150,000,000 shares. As such, all references to share and per share amounts in the unaudited condensed financial statements and accompanying notes to the unaudited condensed financial statements have been retroactively restated to reflect the one-for-three reverse stock split, except for the authorized number of shares of the Company’s common stock, which was not affected by the one-for-three reverse stock split.

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

In June 2014, the FASB issued authoritative guidance requiring share-based payments with a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company adopted this guidance for the interim reporting period ended September 30, 2016. The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

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

In August 2016, the FASB issued authoritative guidance clarifying the classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of this guidance on its financial statements and disclosures.

2. Liquidity and Going Concern Uncertainty

As of September 30, 2016, cash and cash equivalents totaled $0.7 million and the Company had an accumulated deficit of $169.4 million. For the year and nine month periods ended December 31, 2015 and September 30, 2016, the Company incurred net losses of $16.9 million and $14.2 million, respectively. At September 30, 2016, the Company had aggregate gross interest-bearing indebtedness of approximately $5.3 million, of which approximately $2.2 million was due within one year in the absence of subjective acceleration of amounts due under a credit facility entered into in April 2014 with Oxford Finance LLC, or the April 2014 Credit Facility, in addition to approximately $2.8 million of other non-interest bearing liabilities. Additionally, in February 2016, the Company signed a firm, noncancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly installments of $62,500 through May 2020 (see Note 11). These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Subsequent to the closing of a follow-on public offering on February 13, 2015, cash proceeds of approximately $9.8 million have been received by the Company from the exercise of warrants sold in such offering, while approximately $2.7 million in gross warrant proceeds remain outstanding and available to be exercised at $4.68 per share until their expiration in February 2020. In May 2015, the SEC declared effective a shelf registration statement filed by the Company. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as the Company’s public float is less than $75 million. A public offering of the Company’s common stock and warrants to purchase its common stock was effected under this shelf registration statement on April 29, 2016, the closing of which occurred on May 4, 2016, pursuant to which the Company received net cash proceeds of approximately $4.3 million (see Note 3). Subsequent to the closing of this public offering on May 4, 2016, no warrants sold in such offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. Following this offering and through the date that the Company’s September 30, 2016 unaudited condensed financial statements are available to be issued, given the limitations that apply for so long as the Company’s public float is less than $75 million, no additional common stock, preferred stock, debt securities or warrants may be sold by the Company under this shelf registration statement. In connection with its public offering in May 2016, the Company has agreed to certain contractual terms that limit its ability to issue variable rate securities for a period of one year. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings. Pursuant to an underwriting agreement dated October 14, 2016 between the Company, Roth Capital Partners, LLC and Feltl and Company, Inc., as underwriters named therein, a public offering of 9,100,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 9,100,000 shares of common stock was effected at a combined offering price of $1.10 for total gross proceeds to the Company of approximately $10.0 million (see Note 13).

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

3. Sales of Equity Securities

Pursuant to an underwriting agreement dated February 9, 2015 between the Company, Aegis Capital Corp. and Feltl and Company, Inc., as underwriters named therein, a public offering of 2,666,666 shares of the Company’s common stock and warrants to purchase up to an aggregate of 2,666,666 shares of common stock was effected at a combined offering price of $3.75. The estimated grant date fair value of these warrants of $7.7 million was recorded as an offset to additional paid-in capital within common stock issuance upon the closing of this offering. All warrants sold in this offering have a per share exercise price of $4.68, are exercisable immediately and expire five years from the date of issuance. The closing of the sale of these securities to the underwriters occurred on February 13, 2015, when the Company received, after deducting underwriting discounts and additional costs paid to the underwriters, $9.1 million of net cash proceeds. The total increase in capital as a result of the sale of these shares and warrants was $8.8 million after deducting $0.3 million of additional non-underwriter costs incurred. Additionally, the underwriters were granted a 45-day option to purchase up to 400,000 additional shares of common stock at a price of $3.75 per share and/or additional warrants to purchase up to 400,000 shares of common stock at a price of $0.0003 per warrant, less underwriting discounts and commissions, to cover overallotments, if any, which was not exercised. The estimated grant date fair value of the overallotment options and warrants of $1.6 million was recorded as an offset to additional paid-in capital within common stock issuance costs upon the closing of this offering. Underwriter costs and discounts of $0.2 million and $0.7 million, respectively, as well as additional non-underwriter costs associated with this offering of $0.3 million, were also recorded to common stock issuance costs upon closing. Subsequent to the closing of this offering on February 13, 2015, additional cash proceeds of $9.8 million have been received from the exercise of warrants sold in such offering. As such, the aggregate total increase in capital related to this offering has been $18.6 million, after deducting the $0.9 million of underwriter costs and discounts and $0.3 million of additional non-underwriter costs incurred, which were offset against these proceeds under applicable accounting guidance.

In May 2015, the SEC declared effective a shelf registration statement filed by the Company. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as the Company’s public float is less than $75 million. Pursuant to an exclusive placement agent agreement dated April 25, 2016 between the Company and H.C. Wainwright & Co., LLC, or Wainwright, and a securities purchase agreement dated April 29, 2016 between the Company and the purchasers signatory thereto, a public offering of 1,662,191 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,163,526 shares of common stock was effected under this registration statement at a combined offering price of $3.00. All warrants sold in this offering have a per share exercise price of $3.90, are exercisable immediately and expire five years from the date of issuance. The closing of the sale of these securities to the purchasers occurred on May 4, 2016, pursuant to which the Company received, after deducting the placement agent’s fees and non-accountable expense reimbursements paid to Wainwright, as well as advisory service fees paid to Roth Capital Partners, LLC and certain other transactional fees paid to third parties, approximately $4.6 million of net cash proceeds. The total increase in capital as a result of the sale of these shares and warrants was approximately $4.3 million after deducting an estimated $0.3 million of additional third party costs incurred in connection with this offering. An aggregate balance of approximately $0.7 million related to placement agent’s fees, advisory service expenses and non-placement agent costs associated with this offering was recorded to common stock issuance costs upon closing under applicable accounting guidance. Subsequent to the closing of this public offering on May 4, 2016, no warrants sold in such offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. Following this offering and through the date that the Company’s September 30, 2016 unaudited condensed financial statements are available to be issued, given the limitations that apply for so long as the Company’s public float is less than $75 million, no additional common stock, preferred stock, debt securities or warrants may be sold by the Company under this shelf registration statement. In connection with its public offering in May 2016, the Company has agreed to certain contractual terms that limit its ability to issue variable rate securities for a period of one year. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

On December 21, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital, which committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 30-month term of the common stock purchase agreement. On November 4, 2016, the Company voluntarily terminated this common stock purchase agreement (see Note 13). Upon execution of the common stock purchase agreement, the Company sold to Aspire Capital 208,334 shares of common stock at $4.80 per share for proceeds of $1,000,000, and concurrently also entered into a registration rights agreement with Aspire Capital, pursuant to which the Company filed a registration statement registering the sale of the shares of the Company’s common stock that were issued to Aspire Capital under the common stock purchase agreement. Under the common stock purchase agreement, on any trading day selected by the Company, the Company had the right, in its sole discretion, to present a purchase notice directing Aspire Capital to purchase up to 33,333 shares of the Company’s common stock per business day, up to $15.0 million of common stock in the aggregate at a per share price equal to the lesser of either (i) the lowest sale price of the Company’s common stock on the purchase date, or (ii) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the 10 consecutive trading days ending on the trading day immediately preceding the purchase date. In addition, on any date on which the Company submitted a purchase notice to Aspire Capital in an amount equal to 33,333 shares and the Company’s stock price was not less than $1.50 per share, the Company also had the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on the its principal market on the next trading day, subject to a maximum number of shares the Company could determine. The purchase price per share pursuant to such volume-weighted average price purchase notice was generally 97% of the volume-weighted average price for the Company’s common stock traded on its principal market on the volume-weighted average purchase date. The purchase price was to be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the purchase price. The Company could have delivered multiple purchase notices and volume-weighted average price purchase notices to Aspire Capital from time to time during the term of the common stock purchase agreement, so long as the most recent purchase had been completed. The common stock purchase agreement provided that the Company and Aspire Capital would not effect any sales on any purchase date where the closing sale price of the Company’s common stock was less than $1.50. There were no trading volume requirements or restrictions under the common stock purchase agreement, and the Company controlled the timing and amount of sales of its common stock to Aspire Capital. Aspire Capital had no right to require any sales by the Company, but was obligated to make purchases from the Company as directed by the Company in accordance with the common stock purchase agreement. There were no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the common stock purchase agreement. In consideration for entering into, and concurrently with the execution of, the common stock purchase agreement, the Company issued to Aspire Capital 55,000 shares of its common stock. The common stock purchase agreement could have been terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital had agreed that neither it nor any of its agents, representatives and affiliates were to engage in any direct or indirect short-selling or hedging of the Company’s common stock during any time prior to the termination of the common stock purchase agreement. The proceeds received by the Company under the common stock purchase agreement were used for working capital and general corporate purposes. During the nine months ended September 30, 2016, the Company submitted purchase notices to Aspire Capital for an aggregate of 173,145 shares of common stock for gross proceeds of $544,051. Costs associated with this offering of approximately $42,000 and $83,000 during the year ended December 31, 2015 and nine months ended September 30, 2016, respectively, were also recorded to common stock issuance costs under applicable accounting guidance, and as such, the aggregate total increase in capital related to this transaction was approximately $1.4 million.

Pursuant to an underwriting agreement dated October 14, 2016 between the Company, Roth Capital Partners, LLC and Feltl and Company, Inc., as underwriters named therein, a public offering of 9,100,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 9,100,000 shares of common stock was effected at a combined offering price of $1.10 for total gross proceeds to the Company of approximately $10.0 million (see Note 13).

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

Other Fair Value Measurements

As of the closing of the Company’s public offering in May 2016, the estimated grant date fair value of $1.72 per share associated with the warrants to purchase 1,163,526 shares of common stock issued in such offering, or a total of approximately $2.0 million, was recorded as an offset to additional paid-in capital within common stock issuance costs, and was estimated using a Black-Scholes valuation model with the following assumptions:

Stock price	$2.70
Exercise price	$3.90
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.23%
Expected life (in years)	5.00
Expected volatility	90.0%

The estimated fair value of the April 2014 Credit Facility at September 30, 2016 approximated carrying value, which was determined using a discounted cash flow analysis. The analysis considered interest rates of instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs.

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	September 30,
	2015	2016
Fixed Assets
Machinery and equipment	$2,518,158	$2,707,601
Furniture and office equipment	143,726	143,726
Computer equipment and software	577,898	617,802
Leasehold improvements	514,614	517,968
Financed equipment	914,179	1,457,377
Construction in process	70,815	118,280
	4,739,390	5,562,754
Less accumulated depreciation and amortization	3,793,210	4,041,374
Total fixed assets, net	$946,180	$1,521,380
Accrued Liabilities
Accrued interest	$28,981	$23,825
Accrued payroll	128,753	301,988
Accrued vacation	307,845	313,825
Accrued bonuses	376,100	318,237
Accrued sales commissions	76,574	97,844
Current portion of deferred rent	31,170	60,475
Accrued other	17,476	27,669
Total accrued liabilities	$966,899	$1,143,863

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

On June 30, 2016, the Company entered into an amendment of the April 2014 Credit Facility. This amendment required the Company to make interest-only payments on the term loan from July 1, 2016 through September 30, 2016, and also requires an additional final payment of $50,000 to the lender. If on or before September 30, 2016 the Company received unrestricted net cash proceeds of at least $7.0 million from the issuance and sale its equity securities, or the Company received a signed letter of intent relating to a sale or merger of the Company, in form and substance satisfactory to the lender, the Company could have been required to make interest-only payments on the term loan through December 31, 2016, and the amount of the additional final payment to the lender upon repayment would have increased to $75,000, which did not occur. The terms of the amendment require the amortization of the outstanding amount due under the term loan to commence at the end of the applicable interest-only period, with monthly payments of principal and interest, in arrears, being made by the Company to the lender in consecutive monthly installments following such interest-only period. Additionally, pursuant to the amendment the aggregate outstanding principal amount of the Company’s permitted indebtedness, consisting of capitalized lease obligations and purchase money indebtedness outstanding at any time, was increased to $1.2 million. The June 30, 2016 amendment of the Company’s 2014 Credit Facility was accounted for as a modification of debt under applicable accounting guidance.

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

A warrant to purchase up to 17,655 shares of the Company’s common stock at an exercise price of $14.16 per share with a term of 10 years was issued to Oxford Finance LLC on April 30, 2014. Issuance costs of $102,498 associated with the term loan under the April 2014 Credit Facility were recorded as a discount to outstanding debt as of the closing date, resulting in net proceeds of $4,897,502. The estimated fair value of the warrant issued of $233,107 was recorded as a discount to outstanding debt as of the closing date. The discounts and other issuance costs are amortized to interest expense utilizing the effective interest method over the underlying term of the loan. The effective annual interest rate associated with the April 2014 Credit Facility was 11.50% and 13.87% at December 31, 2015 and September 30, 2016, respectively.

7. Capital Lease Obligations

The Company leases certain laboratory equipment under arrangements classified as capital leases. The leased equipment is depreciated on a straight-line basis over periods ranging from 5 to 7 years. Total gross value of fixed assets capitalized under such lease arrangements was $914,179 and $1,457,377 at December 31, 2015 and September 30, 2016, respectively. Total accumulated depreciation related to the leased equipment was approximately $523,000 and $616,000 at December 31, 2015 and September 30, 2016, respectively. Total depreciation expense for the leased equipment was approximately $24,000 and $40,000 for the three months ended September 30, 2015 and 2016, respectively, and was approximately $49,000 and $93,000 for the nine months ended September 30, 2015 and 2016, respectively. The weighted average effective annual interest rates related to the lease obligations are 13.35% and the maturity dates on outstanding arrangements range from July 2017 to May 2023.

The following schedule sets forth the future minimum lease payments, as well as corresponding laboratory equipment maintenance obligations that are not recorded as part of the leased equipment balances within fixed assets or capital lease obligations, outstanding under capital leases and due within each respective year ending December 31, and the present value of the minimum lease payments as of September 30, 2016:

	Minimum	Maintenance
	Lease	Obligation
	Payments	Payments
2016	$68,754	$6,375
2017	238,287	25,440
2018	190,333	25,434
2019	155,388	24,676
2020	151,400	24,608
Thereafter	374,005	59,471
Total payments	1,178,167	166,004
Less amount representing interest	350,466	—
Present value of payments	$827,701	$166,004

At September 30, 2016, the present value of minimum lease payments due within one year was $255,605.

8. Stock-based Compensation

On September 27, 2016, the Company effected a one-for-three reverse stock split of all common shares outstanding. The following per share amounts and share numbers have been adjusted for this reverse stock split as if it had occurred on January 1, 2015.

Equity Incentive Plans

The Company maintains two equity incentive plans: The Amended and Restated 2013 Equity Incentive Plan, or the 2013 Plan, and the 2007 Equity Incentive Plan, or the 2007 Plan. The 2013 Plan includes a provision that shares available for grant under the Company’s 2007 Plan become available for issuance under the 2013 Plan and are no longer available for issuance under the 2007 Plan. On July 25, 2016, the Company’s Board of Directors approved an amendment to the 2013 Plan to reserve 1,000,000 shares on a pre-reverse stock split basis, or 333,333 shares on a post-reverse stock split basis, of the Company’s common stock exclusively for the grant of stock awards to employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules. In conjunction with the one-for-three reverse split of the Company’s common stock effected on September 27, 2016, the number of non-inducement shares authorized under all plans decreased from 3,068,865 to 1,022,955 shares, and the number of inducement shares authorized under the 2013 Plan decreased from 1,000,000 shares to 333,333 shares. As of September 30, 2016, under all plans, a total of 1,022,955 non-inducement shares were authorized for issuance, 978,358 non-inducement stock options and restricted stock units, or RSUs, had been issued and were outstanding, and 3,115 non-inducement shares were available for grant. As of September 30, 2016, a total of 333,333 inducement shares were authorized for issuance, 124,999 inducement stock options and RSUs had been issued and were outstanding, and 208,334 inducement shares were available for grant under the 2013 Plan.

Stock Options

A summary of stock option activity for option awards granted under the 2013 Plan and 2007 Plan for the nine months ended September 30, 2016 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Vested and unvested expected to vest, December 31, 2015	646,900	$15.48	9.0
Outstanding at December 31, 2015	713,659	$11.23	9.0
Granted	276,628	$2.60
Exercised	—
Cancelled/forfeited/expired	(63,679)	$8.08
Outstanding at September 30, 2016	926,608	$8.87	8.7
Vested and unvested expected to vest, September 30, 2016	838,037	$9.37	8.1

The intrinsic values of options outstanding and options vested and unvested expected to vest at September 30, 2016 were both zero. The intrinsic value of options exercisable at September 30, 2016 was zero.

The fair values of option awards granted during the nine months ended September 30, 2016 were estimated using a Black-Scholes pricing model with the following assumptions:

Stock and exercise prices	$1.57 - $4.02
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	0.99% – 1.39%
Expected life (in years)	5.13 – 6.08
Expected volatility	80.0% - 90.0%

Using the assumptions described above, with stock and exercise prices being equal on date of grant, the weighted-average estimated fair value of options granted in the nine months ended September 30, 2016 was $1.86 per share.

On August 31, 2015, the Company’s Board of Directors approved the issuance of 33,333 stock options with an estimated grant date fair value of $4.40 per share to its Chief Executive Officer pursuant to the 2013 Plan. On February 29, 2016, the Company’s Board of Directors approved the issuance of 33,333 stock options with an estimated grant date fair value of $2.87 per share to its Chief Executive Officer pursuant to the 2013 Plan. Vesting of these stock options may occur based on the Company’s achievement of specified objectives by December 31, 2016 as determined by the Company’s Board of Directors, or a committee of the Company’s Board of Directors, in its sole discretion, as follows:

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

On July 25, 2016, the Company entered into an employment agreement with its new Chief Financial Officer, Senior Vice President of Operations and Secretary, or CFO. Pursuant to the terms of this employment agreement, on July 29, 2016 the CFO was granted inducement stock option awards to purchase up to (i) 66,666 shares of the Company’s common stock with an estimated grant date fair value of $1.45 per share, 25% of which will vest on the one-year anniversary of the commencement of the CFO’s employment with the Company, and remainder of which will vest in equal monthly installments over the following three years, and (ii) 33,333 shares of the Company’s common stock with an estimated grant date fair value of $1.26 per share, which vest upon the Company’s achievement of specified corporate goals for 2016 and the consummation of a specified financing transaction.

Restricted Stock

A summary of RSU activity for awards granted under the 2013 Plan and 2007 Plan for the nine months ended September 30, 2016 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Vested and unvested expected to vest, December 31, 2015	15,369	$14.49
Outstanding at December 31, 2015	25,752	$15.12
Granted	165,829	$1.96
Vested and issued	(4,449)	$16.05
Forfeited	(10,383)	$16.05
Outstanding at September 30, 2016	176,749	$2.70
Vested and unvested expected to vest, September 30, 2016	172,550	$2.71

The RSUs granted during the nine months ended September 30, 2016 vest fully on the one year anniversary of the date of grant, subject to continuing service by the holders of such RSUs. At September 30, 2016, the intrinsic values of RSUs outstanding and RSUs unvested and expected to vest were $277,496 and $270,904, respectively.

On June 12, 2014, the Company’s Board of Directors granted an RSU award for 14,832 shares with a grant date fair value of $16.05 per share to its Chief Executive Officer pursuant to the 2013 Plan. Vesting of these RSUs was based on the Company’s achievement of specified objectives by December 31, 2015 as determined by the Company’s Board of Directors or the Compensation Committee of the Board of Directors, as follows:

Percentage of
Overall RSU
Grant Subject to
Vesting
Target
Minimum revenue	25%
Maximum EBITDA loss	15%
Attainment of financial plan for fiscal 2015	20%
Minimum value of strategic agreements	20%
Implementation of four new diagnostic test panels	20%
Total	100%

During the nine months ended September 30, 2016, a total of 4,449 RSUs were declared vested by the Company’s Board of Directors and issued to its Chief Executive Officer in satisfaction of this award and the remaining 10,383 shares underlying this RSU were forfeited.

On July 6, 2016, the Compensation Committee of the Company’s Board of Directors approved retention RSUs for an aggregate of 58,332 shares of common stock to three of the Company’s executive officers pursuant to the 2013 Plan, including retention RSUs for 25,000 shares of common stock to its Chief Executive Officer. Each of these retention RSUs has a grant date fair value of $1.86 per share for a grant date fair value of $108,498 to all three officers, in aggregate. These retention RSUs vest fully on the one year anniversary of the date of grant, subject to continuing service by the holders of such RSUs.

Pursuant to the terms of the Company’s employment agreement with its CFO dated July 25, 2016, the CFO was granted an inducement RSU award on July 29, 2016 covering 25,000 shares of the Company’s common stock with a grant date fair value of $1.95 per share, 100% of which will vest on the one-year anniversary of the commencement of the CFO’s employment with the Company.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statements of operations and comprehensive loss during the periods presented:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2016	2015	2016
Stock Options
Cost of revenues	$15,029	$34,119	$48,839	$89,606
Research and development expenses	20,910	28,189	65,835	87,153
General and administrative expenses	257,404	292,381	706,026	829,516
Sales and marketing expenses	31,888	51,924	93,989	91,164
Total expenses related to stock options	325,231	406,613	914,689	1,097,439
RSUs
Cost of revenues	—	14,918	—	16,834
Research and development expenses	1,625	14,131	10,724	15,583
General and administrative expenses	12,515	6,668	90,853	7,676
Sales and marketing expenses	—	22,939	—	27,447
Total stock-based compensation	$339,371	$465,269	$1,016,266	$1,164,979

Stock-based compensation expense was recorded net of estimated forfeitures of 0% - 4% and 0% - 8% per annum during the three and nine months ended September 30, 2015 and 2016, respectively. As of September 30, 2016, total unrecognized stock-based compensation expense related to unvested stock options and RSUs, adjusted for estimated forfeitures, was approximately $2,081,000 and is expected to be recognized over a weighted-average period of 2.1 years.

9. Common Stock Warrants Outstanding

On September 27, 2016, the Company effected a one-for-three reverse stock split of all common shares outstanding. The summary of equity-classified common stock warrant activity has been adjusted for this reverse stock split as if it had occurred on December 31, 2015.

A summary of equity-classified common stock warrant activity for the nine months ended September 30, 2016 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2015	784,234	$11.19	3.8
Issued	1,163,526	$3.90
Exercised	—
Expired	(50,904)	$30.00
Outstanding at September 30, 2016	1,896,856	$6.21	4.1

The intrinsic value of equity-classified common stock warrants outstanding and exercisable at September 30, 2016 was zero.

10. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the nine months ended September 30, 2015 and 2016, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

On September 27, 2016, the Company effected a one-for-three reverse stock split of all common shares outstanding. The calculation of weighted-average shares outstanding has been adjusted for this reverse stock split as if it had occurred on January 1, 2015.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the three and nine months ended
	September 30,
	2015	2016
Preferred warrants outstanding (number of common stock equivalents)	529	529
Preferred share RSUs (number of common stock equivalents)	24,384	—
Common warrants outstanding	797,579	1,896,856
Common share RSUs	25,752	176,749
Common options outstanding	684,779	926,608
Total anti-dilutive common share equivalents	1,533,023	3,000,742

11. Commitments and Contingencies

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

12. Related Party Transactions

All of the members of the Company’s Board of Directors participated in its public offering in February 2015, purchasing an aggregate of 47,331 shares of the Company’s common stock and warrants to purchase up to an aggregate of 47,331 shares of its common stock for total gross proceeds of $177,500 (see Note 3).

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received a payment of $19,047 during the nine months ended September 30, 2016 from Aegea as reimbursement for shared patent costs under the Cross-License Agreement.

Pursuant to a sublease agreement dated March 30, 2015, the Company subleased 9,849 square feet, plus free use of an additional area, of its San Diego facility to an entity affiliated with the Company’s non-executive Chairman for $12,804 per month, with a refundable security deposit of $12,804 due from the subtenant. The initial term of the sublease expired on July 31, 2015, and is subject to renewal on a month-to-month basis thereafter. A total of $64,020 and $115,236 in rental income was recorded to other income in the Company’s unaudited condensed statements of operations and comprehensive loss during the nine months ended September 30, 2015 and 2016, respectively.

Three members of the Company’s Board of Directors participated in its public offering in May 2016, purchasing an aggregate of 58,335 shares of the Company’s common stock and warrants to purchase up to an aggregate of 40,832 shares of its common stock for total gross proceeds to the Company of $175,000. Additionally, a trust affiliated with the Company’s major stockholder, Claire K.T. Reiss, participated in its public offering in May 2016, purchasing 204,758 shares of its common stock and warrants to purchase up to 143,330 shares of its common stock for total gross proceeds to the Company of $614,273 (see Note 3).

The Company believes that these transactions were on terms at least as favorable to the Company as could have been obtained from unrelated third parties.

13. Subsequent Events

Pursuant to an underwriting agreement dated October 14, 2016 between the Company, Roth Capital Partners, LLC and Feltl and Company, Inc., as underwriters named therein, a public offering of 9,100,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 9,100,000 shares of common stock was effected at a combined offering price of $1.10 for total gross proceeds to the Company of approximately $10.0 million. The estimated grant date fair value of these warrants of approximately $0.57 per share, or a total of approximately $5.2 million, was recorded as an offset to additional paid-in capital within common stock issuance upon the closing of this offering. Additionally, the underwriters were granted a 30-day option to purchase up to 1,365,000 additional shares of common stock at a price of $1.0331 per share, net of the underwriting discount, and/or additional warrants to purchase up to 1,365,000 shares of common stock at a price of $0.0009 per warrant to cover overallotments, if any. Through the date that these unaudited condensed financial statements were available to be issued, the underwriters have exercised their overallotment option to purchase 627,131 option warrants for total proceeds to the Company of $564. The estimated aggregate grant date fair value of the overallotment options and warrants of approximately $0.8 million was recorded as an offset to additional paid-in capital within common stock issuance costs upon the closing of this offering. All warrants sold in this offering have a per share exercise price of $1.10, are exercisable immediately and expire five years from the date of issuance. The fair values of these overallotment options and all warrants issued in the October 2016 offering were estimated using Black-Scholes valuation models with the following assumptions:

	Overallotment Options	Warrants
Stock price	$0.93	$0.93
Exercise price	$1.0331	$1.10
Expected dividend yield	0.00%	0.00%
Discount rate-bond equivalent yield	0.25%	1.24%
Expected life (in years)	0.08	5.00
Expected volatility	12.9%	80.0%

Seven members of the Company’s Board of Directors, including its Chief Executive Officer, and all three of the Company’s other executive officers participated in the Company’s public offering in October 2016, purchasing an aggregate of 534,088 shares of common stock and warrants to purchase up to an aggregate of 534,088 shares of common stock for total gross proceeds to the Company of $587,497. Additionally, a trust affiliated with the Company’s major shareholder, Claire K.T. Reiss, participated in the Company’s public offering in October 2016, purchasing 227,272 shares of its common stock and warrants to purchase up 227,272 shares of its common stock for total gross proceeds to the Company of $249,999. Further, several of the Company’s employees and one of its consultants participated in the Company’s public offering in October 2016, purchasing an aggregate of 79,090 shares of its common stock and warrants to purchase up to an aggregate of 79,090 shares of its common stock for total aggregate gross proceeds to the Company of $86,999. The closing of the sale of these securities to the underwriters occurred on October 19, 2016, when the Company received, after deducting $0.6 million of underwriters’ discount and additional costs paid to the underwriters, $9.4 million of net cash proceeds. Subsequent to the closing of this offering on October 19, 2016 and through the date that these unaudited condensed financial statements were available to be issued, no additional cash proceeds had been received from the exercise of warrants sold in such offering. As such, the total increase in capital as a result of the sale of these shares and warrants is $8.8 million after deducting the $0.6 million of underwriter fees and costs and the estimated additional $0.6 million of non-underwriter costs incurred, which were offset against these proceeds under applicable accounting guidance.

Over the past several years the Company has generated operating losses in all jurisdictions in which it may be subject to income taxes. As a result, the Company has accumulated significant net operating losses and other deferred tax assets. Because of the Company’s history of losses and the uncertainty as to the realization of those deferred tax assets, a full valuation allowance has been recognized.

The Company does not expect to report a provision for income taxes until it has a history of earnings, if ever, that would support the realization of its deferred tax assets.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since its formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future, however, the Company believes ownership changes likely occurred in both 2015 and 2016. As a result, the Company has estimated that the use of its net operating loss is limited and the remaining net operating loss carryforwards and research and development credits it estimates can be used in the future remain fully offset by a valuation allowance to reduce the net asset to zero.

On November 4, 2016, the Company voluntarily terminated the common stock purchase agreement that the Company entered into on December 21, 2015, with Aspire Capital. Pursuant to this common stock purchase agreement, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 30-month term of the common stock purchase agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 10, 2016. Past operating results are not necessarily indicative of results that may occur in future periods. The share numbers in the following discussion reflect a one-for-three reverse common stock split that we effected on September 27, 2016.

We are an early stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or “liquid biopsy.” Our assays provide, and our planned future assays would provide, information to oncologists and other physicians that enable them to select appropriate personalized treatment for their patients who have been diagnosed with cancer based on timelier and more contemporaneous data on the characteristics of their patients’ tumors.

Our current assays and our planned future assays focus on key solid tumor indications utilizing our Target-SelectorTM CTC offering for the biomarker analysis of CTCs and ctDNA from a standard blood sample. The Target-Selector CTC offering is based on an internally developed and patented, microfluidics-based capture and analysis platform, with enabling features that change how CTC testing is used by clinicians. The Target-Selector platforms provide both biomarker detection as well as monitoring capabilities, and require only a blood sample. Our patent pending Target-Selector ctDNA technology enables mutation detection with enhanced sensitivity and specificity and is applicable to nucleic acid from CTCs or other sample types, such as blood, plasma, or cerebrospinal fluid. We believe the Target-Selector technology can someday be used as a stand-alone test for molecular biomarker screening, marked as in vitro diagnostics kits.

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

In the case of our breast and gastric cancer offering, biomarker analysis involves fluorescence in situ hybridization, or FISH, for the detection and quantitation of the human epidermal growth factor receptor 2, or HER2, gene copy number as well as immunocytochemical analysis of estrogen receptor, or ER, protein, as well as androgen receptor, or AR, protein, which are currently commercially available. We plan to include immunocytochemical analysis of progesterone receptor, or PR, proteins as part of the Target-Selector CTC menu in 2017. A patient’s HER2 status provides the physician with information about the appropriateness of therapies such as Herceptin® or Tykerb®. ER and PR status provides the physician with information about the appropriateness of endocrine therapies such as tamoxifen and aromatase inhibitors.

The lung cancer biomarker analyses currently include FISH testing for ALK, ROS1, RET, MET and FGFR1 gene rearrangements and mutation analysis of the T790M, Deletion 19, and L858R mutations of the epidermal growth factor receptor, or EGFR, gene as well as BRAF and KRAS using our Target-Selector ctDNA platform. The L858R mutation of the EGFR gene and Exon 19 deletions as activators of EGFR kinase activity are associated with the drugs Tarceva®, Gilotrif® and Iressa®. For lung cancer, we also offer a resistance panel assay consisting of the biomarkers MET, HER2 (both of which we perform using our technology for CTCs), KRAS, and T790M (both of which are performed using ctDNA in plasma). This assay could be used by physicians to identify the mechanism causing disease progression for patients with NSCLC who are being treated with TKI therapy and therefore could qualify for inclusion in a clinical trial. In November 2015, Tagrisso® was approved by the U.S. Food and Drug Administration, providing another biomarker based therapy for the treatment of patients with EGFR related lung cancer. Tagrisso® is indicated for the treatment of patients with metastatic EGFR T790M mutation-positive NSCLC, who have progressed on or after EGFR tyrosine kinase inhibitor therapy.

Fibroblast growth receptor 1, or FGFR1, amplification is offered using our CTC technology. FGFR1 is present in several tumor types, including both NSCLC and SCLC and has been shown to be a prognostic indicator of progression. FGFR1 is also a key target for many drugs which are in clinical development.

Mutations of the BRAF gene are associated with Zelboraf® and Tafinlar®, which are both approved for treating patients with melanoma and are in clinical trials for lung cancer. We offer testing for BRAF on blood using our ctDNA offering.

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

We announced three additional pharmaceutical collaborations during 2016. The first agreement is to provide testing for a clinical trial that includes patients who have leptomeningeal disease or metastatic lung cancer to the brain. In this exploratory trial, we are testing both cerebral spinal fluid and blood for molecular alterations that could be impacted by treatment. The second agreement is a large milestone-based multi-project assay development collaboration focused on hepatocellular carcinoma, or liver cancer, whereby we will develop assays utilizing both our CTC and ctDNA technologies for clinical trials. The third collaboration involves a study presented at the European Society for Medical Oncology, or ESMO, Annual Congress in October 2016, whereby collaborators from a large pharmaceutical company, as well as academic investigators, demonstrated a high concordance between our Target-Selector liquid biopsy and tissue biopsy. Subsequent to this study, we have earned business in both Mexico and Columbia for EGFR testing in blood to qualify patients for the pharmaceutical company’s targeted therapy.

Our revenue generating efforts are focused in three areas:

•	providing clinical testing that oncologists use in order to determine the best treatment plan for their patients;
•	providing clinical trial, research and development services to biopharma companies developing cancer therapies; and
•	licensing our proprietary testing and/or technologies to partners in the United States and abroad.

The following tables set forth certain information concerning our commercial cases accessioned for the periods shown:

	Three Months Ended September 30,		Change
	2015	2016	#	%
Commercial cases accessioned	443	1,023	580	131%

	Nine Months Ended September 30,		Change
	2015	2016	#	%
Commercial cases accessioned	1,024	2,727	1,703	166%

Revenues from commercial cases are recognized as collected, and the expected collection period for a commercial case often extends beyond the end of the quarter in which accessioned, with multiple payments received per case. For commercial accessions received during the nine months ended September 30, 2015 and 2016, the average number of tests performed increased from 2.4 tests per accession to 3.8 tests per accession, respectively. For commercial accessions received from January 1, 2016 through September 30, 2016, the expected price to be collected at 2016 Medicare schedule rates ranged from less than $200 per accession to over $5,000 per accession, and the weighted-average expected price to be collected is approximately $1,185 per accession, although such reimbursement experience has not yet been achieved. Relatively higher reimbursement rates are expected to be achieved for cases billed to certain private payors where we have agreements. Approximately 47% of the number of commercial accessions billed from January 1, 2016 through September 30, 2016 were subject to Medicare reimbursement rates, and approximately 50% and 45% of commercial revenues and total revenues, respectively, during the nine months ended September 30, 2016 were associated with Medicare reimbursement. We have not historically been reimbursed at these average rates for a variety of reasons, including billing challenges related to changes in Medicare CPT codes for our FISH assays in 2015, establishing our associated internal processes, and also managing an external “out-sourced” billing company. Additionally, a significant amount of our non-Medicare business (private payors) has historically not been contracted, and reimbursement for this business has historically not been at “in network” rates and has therefore been inconsistent. We did begin to contract private payor networks in 2015 and continue to do so in 2016, and our number of accessions treated as “in network” increased and reimbursement is improving. We are currently contracted with eight Preferred Provider Organization networks, one large health plan, and three regional Independent Physician Associations, and expect to continue to gain contracts in order to be considered as an “in-network” provider with additional plans.

Results of Operations

Three Months Ended September 30, 2015 and 2016

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended September 30,		Change
	2015	2016	$	%
(dollars in thousands)
Revenues	$165	$1,047	$882	535%
Cost of revenues	1,160	1,876	716	62%
Research and development expenses	678	601	(77)	(11%)
General and administrative expenses	1,630	1,920	290	18%
Sales and marketing expenses	1,056	1,278	222	21%
Loss from operations	(4,359)	(4,628)	(269)	6%
Interest expense, net	(175)	(154)	21	(12%)
Other income	38	38	—	—
Gain on sale of fixed assets	—	1	1	—
Loss before income taxes	(4,496)	(4,743)	(247)	5%
Income tax expense	—	—	—	—
Net loss	$(4,496)	$(4,743)	$(247)	5%

Revenues

Revenues were approximately $1,047,000 for the three months ended September 30, 2016, compared with approximately $165,000 for the same period in 2015, an increase of $882,000, or 535%. The increase was due to an increase of approximately $840,000 in commercial assay revenues resulting primarily from increases in both commercial accession volume and collections made thereon, as well as an increase of approximately $42,000 in development services revenues with 156 development services accessions received during the three months ended September 30, 2016 as compared to 88 accessions received during the same period in 2015.

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $1,876,000 for the three months ended September 30, 2016, compared with approximately $1,160,000 for the three months ended September 30, 2015, an increase of $716,000, or 62%. The increase was primarily attributable to an increase of approximately $645,000 in personnel, materials, and other direct costs mainly related to higher assay volume, an increase of approximately $49,000 in third party consulting fees, as well as an increase of approximately $22,000 related to fewer laboratory costs charged to research and development.

Research and Development Expenses. Research and development expenses were approximately $601,000 for the three months ended September 30, 2016, compared with approximately $678,000 for the three months ended September 30, 2015, a decrease of $77,000, or 11%. The decrease was primarily attributable to a decrease of approximately $43,000 in materials and supplies consumed in performing research and development activities, as well as a decrease of approximately $22,000 in laboratory costs charged to research and development.

General and Administrative Expenses. General and administrative expenses were approximately $1,920,000 for the three months ended September 30, 2016, compared with approximately $1,630,000 for the three months ended September 30, 2015, an increase of $290,000, or 18%. The increase was primarily due to an increase of approximately $144,000 in consulting and other third party service provider costs mainly related to expanded commercial activities, an increase of $74,000 in third party billing fees associated with increased cash collections on commercial revenues, and an increase of approximately $60,000 in legal fees primarily associated with patents.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1,278,000 for the three months ended September 30, 2016, compared with approximately $1,056,000 for the three months ended September 30, 2015, an increase of $222,000, or 21%. The increase was due to approximately $223,000 in additional personnel costs and travel expenses associated with an increase in the average number of employees included in the sales and marketing function from 12 employees during the three months ended September 30, 2015 to 15 employees during the same period in 2016.

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

We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future, however, we believe ownership changes likely occurred in both 2015 and 2016. As a result, we have estimated that the use of our net operating loss is limited and the remaining net operating loss carryforwards and research and development credits we estimate can be used in the future remain fully offset by a valuation allowance to reduce the net asset to zero.

Nine Months Ended September 30, 2015 and 2016

The following table sets forth certain information concerning our results of operations for the periods shown:

	Nine Months Ended September 30,		Change
	2015	2016	$	%
(dollars in thousands)
Revenues	$392	$1,932	$1,540	393%
Cost of revenues	3,321	5,021	1,700	51%
Research and development expenses	2,073	2,045	(28)	(1%)
General and administrative expenses	4,282	4,925	643	15%
Sales and marketing expenses	2,616	3,875	1,259	48%
Loss from operations	(11,900)	(13,934)	(2,034)	17%
Interest expense, net	(495)	(393)	102	(21%)
Other income	64	116	52	81%
Gain on sale of fixed assets	—	1	1	—
Loss before income taxes	(12,331)	(14,210)	(1,879)	15%
Income tax expense	(1)	(2)	(1)	100%
Net loss	$(12,332)	$(14,212)	$(1,880)	15%

Revenues

Revenues were approximately $1,932,000 for the nine months ended September 30, 2016, compared with approximately $392,000 for the same period in 2015, an increase of $1,540,000, or 393%. The increase was due to an increase of approximately $1,428,000 in commercial assay revenues resulting primarily from increases in both commercial accession volume and collections made thereon, as well as an increase of approximately $112,000 in development services revenues with 382 development services accessions received during the nine months ended September 30, 2016 as compared to 182 accessions received during the same period in 2015.

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $5,021,000 for the nine months ended September 30, 2016, compared with approximately $3,321,000 for the nine months ended September 30, 2015, an increase of $1,700,000, or 51%. The increase was primarily attributable to an increase of approximately $1,531,000 in personnel, materials, and other direct costs mainly related to higher assay volume, an increase of approximately $78,000 related to fewer laboratory costs charged to research and development, as well as an increase of approximately $72,000 in third party consulting fees.

Research and Development Expenses. Research and development expenses were approximately $2,045,000 for the nine months ended September 30, 2016, compared with approximately $2,073,000 for the nine months ended September 30, 2015, a decrease of $28,000, or 1%. The decrease was primarily attributable to a decrease of approximately $78,000 related to fewer laboratory costs charged to research and development, a decrease of approximately $42,000 in third party consulting fees, and a decrease of approximately $21,000 in materials and supplies consumed in performing research and development activities, partially offset by an increase of approximately $120,000 related to an increase in the average number of employees included in the research and development function from 8 employees during the nine months ended September 30, 2015 to 11 employees during the same period in 2016.

General and Administrative Expenses. General and administrative expenses were approximately $4,925,000 for the nine months ended September 30, 2016, compared with approximately $4,282,000 for the nine months ended September 30, 2015, an increase of $643,000, or 15%. The increase was primarily due to an increase of approximately $204,000 in consulting and other third party service provider costs mainly related to expanded commercial activities, an increase of $156,000 in third party billing fees associated with increased cash collections on commercial revenues, an increase of approximately $114,000 related to an increase in the average number of employees included in the general and administrative function from 7 employees during the nine months ended September 30, 2015 to 9 employees during the same period in 2016, an increase of approximately $100,000 due to increased allocated facility costs and depreciation, as well as an increase of approximately $82,000 in legal fees.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $3,875,000 for the nine months ended September 30, 2016, compared with approximately $2,616,000 for the nine months ended September 30, 2015, an increase of $1,259,000, or 48%. The increase was primarily due to an increase of approximately $1,021,000 in personnel costs and travel expenses associated with an increase in the average number of employees included in the sales and marketing function from 12 employees during the nine months ended September 30, 2015 to 15 employees during the same period in 2016, as well as an increase of approximately $193,000 in consulting and other third party service provider costs associated with expanded commercial activities.

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

We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future, however, we believe ownership changes likely occurred in both 2015 and 2016. As a result, we have estimated that the use of our net operating loss is limited and the remaining net operating loss carryforwards and research and development credits we estimate can be used in the future remain fully offset by a valuation allowance to reduce the net asset to zero.

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Nine Months Ended
	September 30,
	2015	2016
(dollars in thousands)
Cash provided by (used in):
Operating activities	$(10,896)	$(11,257)
Investing activities	(119)	(391)
Financing activities	18,192	3,506
Net increase (decrease) in cash and cash equivalents	$7,177	$(8,142)

Cash Used in Operating Activities. Net cash used in operating activities was $11.3 million for the nine months ended September 30, 2016, compared to net cash used in operating activities of $10.9 million for the nine months ended September 30, 2015. The net increase of $0.4 million of cash used in operating activities for the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily related to an increase of $1.9 million in cash used to fund our net loss, partially offset by an increase of approximately $1.3 million of cash provided by operating assets and liabilities, as well as an increase of $0.2 million in adjustments to reconcile net loss to net cash used in operating activities primarily related to stock compensation and depreciation expenses.

Cash Used in Investing Activities. Cash used in investing activities of approximately $391,000 and $119,000 during the nine months ended September 30, 2016 and 2015, respectively, was related to the acquisition of fixed assets.

Cash Provided by Financing Activities. Net cash provided by financing activities was $3.5 million for the nine months ended September 30, 2016, compared to net cash provided by financing activities of $18.2 million for the nine months ended September 30, 2015. Our primary sources of cash from financing during the nine months ended September 30, 2015 consisted of proceeds from our public offering in February 2015 and the exercise of common stock warrants sold in that offering. Our primary sources of cash from financing during the nine months ended September 30, 2016 consisted of $4.3 million in net proceeds from our public offering in May 2016 and $0.5 million in proceeds from the sale of common stock to Aspire Capital under our then-existing common stock purchase agreement, which was partially offset by $1.3 million of principal payments made on indebtedness.

Capital Resources and Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. It may take several years to achieve positive operational cash flow or we may not ever achieve positive operational cash flow. We expect that we will use a portion of the net proceeds from our follow-on public offerings and our revenues from operations to hire sales and marketing personnel, support increased sales and marketing activities, fund further research and development, clinical utility studies and future enhancements of our assays, acquire equipment, implement automation and scale our capabilities to prepare for significant assay volume, for general corporate purposes and to fund ongoing operations and the expansion of our business, including the increased costs associated with expanded commercial activities. We may also use a portion of the net proceeds from our follow-on public offerings to acquire or invest in businesses, technologies, services or products, although we do not have any current plans to do so.

As of September 30, 2016, our cash and cash equivalents totaled $0.7 million, and our outstanding indebtedness totaled $5.3 million (including $0.2 million of interest accrued thereon, and excluding $0.7 million of associated debt discounts). While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. Management expects that we will need additional financing to execute on our current or future business strategies beyond March 2017.

On February 13, 2015, we received net cash proceeds of $9.1 million as a result of the closing of a follow-on public offering, before deducting $0.3 million of additional non-underwriting costs incurred. Subsequent to the closing of this follow-on public offering on February 13, 2015, additional cash proceeds of approximately $9.8 million have been received from the exercise of warrants sold in such offering, while approximately $2.7 million in gross warrant proceeds remain outstanding and available to be exercised at $4.68 per share until their expiration in February 2020.

In May 2015, the SEC declared effective a shelf registration statement filed by us. The shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as our public float is less than $75 million. Pursuant to an exclusive placement agent agreement dated April 25, 2016 between us and H.C. Wainwright & Co., LLC, or Wainwright, and a securities purchase agreement dated April 29, 2016 between us and the purchasers signatory thereto, a public offering of 1,662,191 shares of our common stock and warrants to purchase up to an aggregate of 1,163,526 shares of common stock was effected under this registration statement at a combined offering price of $3.00. All warrants sold in this offering have a per share exercise price of $3.90, are exercisable immediately and expire five years from the date of issuance. The closing of the sale of these securities to the purchasers occurred on May 4, 2016, pursuant to which we received, after deducting the placement agent’s fees and non-accountable expense reimbursements paid to Wainwright, as well as advisory service fees paid to Roth Capital Partners, LLC and certain other transactional fees paid to third parties, approximately $4.6 million of net cash proceeds. The total increase in capital as a result of the sale of these shares and warrants was approximately $4.3 million after deducting an estimated $0.3 million of additional third party costs incurred in connection with this offering. An aggregate balance of approximately $0.7 million related to placement agent’s fees, advisory service expenses and non-placement agent costs associated with this offering was recorded to common stock issuance costs upon closing under applicable accounting guidance. Subsequent to the closing of this public offering on May 4, 2016, no warrants sold in such offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. Following this offering and through the date that our September 30, 2016 unaudited condensed financial statements are available to be issued, given the limitations that apply for so long as our public float is less than $75 million, no additional common stock, preferred stock, debt securities or warrants may be sold by us under this shelf registration statement. In connection with our public offering in May 2016, we have agreed to certain contractual terms that limit our ability to issue variable rate securities for a period of one year. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

On December 21, 2015, we entered into a common stock purchase agreement with Aspire Capital, which committed to purchase up to an aggregate of $15.0 million of shares of our common stock over the 30-month term of the common stock purchase agreement. On November 4, 2016, we voluntarily terminated this common stock purchase agreement. Upon execution of the common stock purchase agreement, we sold to Aspire Capital 208,334 shares of common stock at $4.80 per share for gross proceeds of $1,000,000, before deducting approximately $0.1 million of associated costs incurred by third parties, and we concurrently also entered into a registration rights agreement with Aspire Capital, pursuant to which we filed a registration statement registering the sale of the shares of our common stock that were issued to Aspire Capital under the common stock purchase agreement. In consideration for entering into, and concurrently with the execution of, the common stock purchase agreement, we issued to Aspire Capital 55,000 shares of our common stock. During the nine months ended September 30, 2016, we submitted purchase notices to Aspire Capital for an aggregate of 173,145 shares of common stock for gross proceeds of $544,051.

On October 19, 2016, we received net cash proceeds of approximately $9.4 million as a result of the closing of a follow-on public offering, before deducting an estimated $0.6 million of additional non-underwriting costs incurred. Subsequent to the closing of this public offering on October 19, 2016, the underwriters have exercised their overallotment option to purchase 627,131 option warrants for total proceeds of $564. As such, warrants to purchase up to 9,727,131 shares of our common stock issued in connection with our October 2016 public offering were outstanding as of the date that our September 30, 2016 financial statements were available to be issued, with approximately $10.7 million in corresponding gross warrant proceeds remaining outstanding and available to be exercised at $1.10 per share until their expiration in October 2021.

We expect that we will need additional financing to execute on our current or future business strategies. Until we can generate significant cash from operations, including assay revenues, we expect to continue to fund operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time with an available remaining aggregate initial offering price of up to approximately $39.2 million, subject to certain limitations for so long as our public float is less than $75.0 million. In connection with our public offering in May 2016, we have agreed to certain contractual terms that limit our ability to issue variable rate securities for a period of one year. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016. There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to satisfy the continued listing requirements of The NASDAQ Capital Market, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum stockholders’ equity requirement, NASDAQ may take steps to de-list our common stock. For example, in May 2016, we received a letter from NASDAQ indicating that we are not in compliance with the minimum stockholders’ equity requirement of NASDAQ Listing Rule 5550(b)(1), and in June 2016, we received a letter from NASDAQ indicating that we are not in compliance with the minimum bid price requirement of NASDAQ Listing Rule 5550(a)(2). If we fail to maintain compliance with these, or any other of the continued listing requirements of The NASDAQ Capital Market, NASDAQ may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with NASDAQ’s listing requirements.

We are undergoing management transitions.

We recently hired Timothy Kennedy, who serves as our Chief Financial Officer, Senior Vice President of Operations and Secretary. We intend to recruit and hire other senior executives. Such management transitions subject us to a number of risks, including risks pertaining to coordination of responsibilities and tasks, creation of new management systems and processes, differences in management style, effects on corporate culture, and the need for transfer of historical knowledge. In addition, our Chief Executive Officer has not previously been the chief executive officer of a public or private company, and therefore his lack of experience may result in some of his time being spent acclimating to his new position and responsibilities. A lack of significant experience in being the chief executive officer of a public company could have an adverse effect on his ability to quickly respond to problems or effectively manage issues surrounding the operation of a public company.

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

For example, in August 2016, we received a letter from MolecularMD Corp. offering a license to two U.S. Patents owned by the Memorial Sloan-Kettering Cancer Center, and licensed to MolecularMD Corp., that are relevant to one of the biomarkers we detect in our Liquid Biopsy Non-Small Cell Lung Cancer Profile Target Selector™ Assay and our Liquid Biopsy Lung Cancer Resistance Profile Target Selector™ Assay. One of the two patents is expected to expire in 2026. The other patent is expected to expire in 2028. Although we believe that the claims of both patents relevant to our assays would likely be held invalid, we cannot provide any assurances that a court or an administrative agency would agree with our assessment. If the validity of the relevant claims in question is upheld upon a validity challenge, then we may be liable for past damages and would need a license in order to continue commercializing our Liquid Biopsy Non-Small Cell Lung Cancer Profile Target Selector™ Assay and our Liquid Biopsy Lung Cancer Resistance Profile Target Selector™ Assay in the United States. However, such a license may not be available on commercially reasonable terms or at all, which could materially and adversely affect our business.

In addition, we are aware of a U.S. Patent owned by Amgen, Inc. that is relevant to one of the biomarkers we detect in our Liquid Biopsy Non-Small Cell Lung Cancer Profile Target Selector™ Assay and our Liquid Biopsy Lung Cancer Resistance Profile Target Selector™ Assay. The patent is expected to expire in 2028. Although we believe that the claims of the patent relevant to our assays would likely be held invalid, we cannot provide any assurances that a court or an administrative agency would agree with our assessment. If the validity of the relevant claims in question is upheld upon a validity challenge, then we may be liable for past damages and would need a license in order to continue commercializing our Liquid Biopsy Non-Small Cell Lung Cancer Profile Target Selector™ Assay and our Liquid Biopsy Lung Cancer Resistance Profile Target Selector™ Assay in the United States. However, such a license may not be available on commercially reasonable terms or at all, which could materially and adversely affect our business.

We are also aware of a U.S. Patent owned by Genentech, Inc. that is relevant to one of the biomarkers we detect in our Liquid Biopsy Lung Cancer Resistance Profile Target Selector™ Assay and our Liquid Biopsy Colon Cancer Profile Target Selector™ Assay. The patent is expected to expire in 2025. Although we believe that the claims of the patent relevant to our assays would likely be held invalid, we cannot provide any assurances that a court or an administrative agency would agree with our assessment. If the validity of the relevant claims in question is upheld upon a validity challenge, then we may be liable for past damages and would need a license in order to continue commercializing our Liquid Biopsy Lung Cancer Resistance Profile Target Selector™ Assay and our Liquid Biopsy Colon Cancer Profile Target Selector™ Assay in the United States. However, such a license may not be available on commercially reasonable terms or at all, which could materially and adversely affect our business.

In addition, in July 2016, we received a communication from the Mayo Foundation for Medical Education and Research (“Mayo”) offering a license to a U.S. Patent owned by Mayo that is relevant to an antibody that we use in our Liquid Biopsy Immuno-Oncology PD-L1 Test. The patent is expected to expire in 2021. At present, we believe that we will need a license to this patent to continue commercializing our Liquid Biopsy Immuno-Oncology PD-L1 Test. We are currently in discussions with Mayo and believe a license can be obtained on commercially reasonable terms. However, if we are unable to secure such a license, we may be liable for past damages, and our business could be materially and adversely affected.

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

BIOCEPT, INC. (Registrant)

Date: November 10, 2016	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Timothy C. Kennedy
Timothy C. Kennedy
Chief Financial Officer, Senior Vice President of Operations
(Principal Financial and Accounting Officer)

Exhibit Index

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q.

EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).
3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2016).
4.1	Reference is made to Exhibits 3.1 and 3.2.
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

4.16

Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.16 of the Registrant’s Post-Effective Amendment to Registration Statement on Form S-1 (File No. 333-213111), filed with the SEC on October 14, 2016).

10.1+

Employment Agreement between the Registrant and Timothy Kennedy, dated July 25, 2016 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-36284), filed with the SEC on July 27, 2016).

Exhibit No.	Description of Exhibit
10.2+

Biocept, Inc. Amended and Restated 2013 Equity Incentive Plan, Form of Stock Option Grant Notice, Option Agreement,

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit agreement for use thereunder (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K (File No. 001-36284), filed with the SEC on July 27, 2016).

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