Form 10-K
period 2016-12-31
BIOCEPT INC
filed 2017-03-28
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2016, was $14,573,995. Shares of common stock held beneficially by stockholders whose ownership exceeds 10% of the Registrant’s Common Stock outstanding and by each executive officer, director, and their affiliated stockholders have been excluded from this calculation as such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 24, 2017 was 22,280,247.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K. Except for the portions of the Proxy Statement specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

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

Overview

We are an early stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or “liquid biopsy.” Our assays provide, and our planned future assays will provide, information to oncologists and other physicians that enable them to select appropriate personalized treatment for their patients who have been diagnosed with cancer based on molecular drivers and markers of their disease and when traditional methodologies such as tissue biopsies are insufficient or unavailable. Our assays have potential to provide more contemporaneous information on the characteristics of a patients’ disease compared with traditional methodologies such as tissue biopsy and imaging.

Our current assays and our planned future assays focus on key solid tumor indications utilizing our Target-SelectorTM liquid biopsy offering for the biomarker analysis of CTCs and ctDNA from a standard blood sample. Our patented Target-Selector CTC offering is based on an internally developed microfluidics-based cell capture and analysis platform, with enabling features that change how CTC testing is used by clinicians. Our Target-Selector platforms provide both biomarker detection as well as monitoring capabilities, and require only a patient blood sample. Our patent pending Target-Selector ctDNA technology enables mutation detection with enhanced sensitivity and specificity, and is applicable to nucleic acid from ctDNA or other sample types, such as CTCs, red blood cells, or cerebrospinal fluid. We believe that our Target-Selector platform technology has potential to be developed and commercialized as in vitro diagnostic (IVD) test kits, and we are currently pursuing this option.

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and accredited by the College of American Pathologists. We manufacture our microfluidic channels, related equipment and certain reagents to perform our current assays and our planned future assays at this facility. CLIA certification is required before any clinical laboratory, including ours, may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, or treatment of disease or the assessment of health. The assays we offer and intend to offer are classified as laboratory developed tests, or LDTs, under CLIA regulations. In addition, we also participate in and have received College of American Pathologists, or CAP, accreditation, which includes requires rigorous bi-annual laboratory inspections and an adherence to specific quality standards.

We have commercialized our Target-Selector assays for a number of solid tumor indications such as: breast cancer, non-small cell lung cancer, or NSCLC, small cell lung cancer, or SCLC, gastric cancer, colorectal cancer, prostate cancer, and melanoma. These assays utilize our dual CTC and ctDNA technology platform and provide biomarker analysis from a patient’s blood sample.

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

The lung cancer biomarker analyses currently include FISH testing for ALK, ROS1, RET, MET and FGFR1 gene rearrangements and our Target-Selector ctDNA platform for mutation analysis of the T790M, Deletion 19, and L858R mutations of the epidermal growth factor receptor, or EGFR, gene as well as BRAF and KRAS using our Target-Selector ctDNA platform. The L858R mutation of the EGFR gene and Exon 19 deletions as activators of EGFR kinase activity are associated with the drugs Tarceva®, Gilotrif® and Iressa®. For lung cancer, we also offer a resistance profile assay consisting of the biomarkers MET, HER2 (both of which we perform using our technology for CTCs), KRAS, and T790M (both of which are performed using ctDNA in plasma). These assays can be used by physicians to identify the mechanism causing disease progression for patients with NSCLC who are being treated with TKI therapy and therefore may qualify for inclusion in a clinical trial. In November 2015, Tagrisso® was approved by the U.S. Food and Drug Administration, providing another biomarker-based therapy for the treatment of patients with EGFR related lung cancer. Tagrisso® is indicated for the treatment of patients with metastatic disease, who have progressed on or after EGFR tyrosine kinase inhibitor therapy,l and who have acquired a T790M resistance mutation.

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

We analytically validated PD-L1 testing utilizing our CTC technology in 2016. PD-L1 is a biomarker that is informative for immuno-oncology therapies currently marketed for lung cancer and melanoma, as well as therapies in development for multiple tumor types. We collaborated with David Rimm, M.D., Ph.D., a pathologist at Yale Medical School, on the analytical development of this assay.

We plan to add other biomarker analyses, such as ESR1 and NRAS, using blood samples to our current ctDNA assays and our planned future Target-Selector assays as their relevance is demonstrated in clinical trials and/or included in guidelines used by physicians to make treatment decisions. In addition, we plan to offer multiplexed assays which allow the detection and quantification of multiple biomarkers in a single assay.

We continue to execute on our strategies intended to expand our business globally as well as engaging with pharmaceutical companies on clinical trials and assay development. We have executed distribution agreements in Mexico with Quest Diagnostics to support testing for a large pharmaceutical partner, as well as an agreement with Progenetics to market our assays in Israel for clinical testing. In addition, we have distribution agreements in place in Turkey, the Czech Republic, the Philippines, Peru, Columbia and Canada.

We announced three additional pharmaceutical collaborations during 2016. The first agreement is to provide testing for a clinical trial that includes patients who have leptomeningeal disease or metastatic lung cancer in the brain. In this exploratory trial, we are testing both cerebral spinal fluid and blood for molecular alterations that could be impacted by treatment. The second agreement is a large milestone-based multi-project assay development collaboration focused on multiple tumor types including breast cancer and on multiple tumor types including breast cancer and hepatocellular carcinoma, or liver cancer, whereby we intend to develop assays utilizing both our CTC and ctDNA technologies for clinical trials. The third collaboration involves a study presented at the European Society for Medical Oncology, or ESMO, Annual Congress in October 2016, whereby collaborators from a large pharmaceutical company, and academic investigators, demonstrated a high concordance between our Target-Selector liquid biopsy and tissue biopsy. Subsequent to this study, we have earned business in both Mexico and Columbia for EGFR testing in blood to qualify patients for a pharmaceutical company’s targeted therapy.

Our revenue generating efforts are focused in three areas:

•	providing clinical testing that oncologists use in order to determine the best treatment plan for their patients;
•	providing clinical trial, research and development services to biopharma companies developing cancer therapies; and
•	licensing our proprietary testing and/or technologies to partners in the United States and abroad.

The following table sets forth certain information concerning our commercial cases accessioned for the periods shown:

	Year Ended December 31,		Change
	2015	2016	#	%
Commercial cases accessioned	1,608	3,676	2,068	129%

Revenues from commercial cases are recognized as collected, and the expected collection period for a commercial case often extends beyond the end of the quarter in which accessioned, with multiple payments received per case. For commercial accessions received during the years ended December 31, 2015 and 2016, the average number of tests performed increased from 2.6 tests per accession to 3.6 tests per accession, respectively, as the number of commercialized assays we offer has increased. Approximately 41% and 40% of total revenues during the years ended December 31, 2015 and 2016, respectively, were associated with Medicare reimbursement. For commercial accessions received from January 1, 2016 through December 31, 2016, we estimate the average value to be approximately $1,100 per accession, when we receive payments from third parties. We have not historically been reimbursed at this average rate for a variety of reasons, including billing challenges related to changes in Medicare CPT codes for our FISH assays in 2015, establishing our associated internal processes, and managing an external “out-sourced” billing company. Additionally, a significant amount of our non-Medicare business (private payors) has historically not been contracted, and reimbursement for this business has historically not been at “in network” rates and has therefore been inconsistent. We first began to contract private payor networks in 2015, and since then our number of accessions treated as “in network” has increased as we continue to execute additional contracts, and reimbursement is improving. We are currently contracted with eight Preferred Provider Organization networks, two large health plans, and three regional Independent Physician Associations, and expect to continue to gain contracts in order to be considered as an “in-network” provider with additional plans.

Our future average reimbursement per commercial accession is uncertain and will be impacted by several factors, including:

•	The mix of our accessions;
•	changes in Medicare schedule rates which generally occur annually;
•	our ability to successfully contract private payor business in order to be considered “in-network;”
•	the mix of business across payors;
•	our ability to receive reimbursement from private payors, and the level of reimbursement we are able to negotiate relative to Medicare schedule rates;
•	our ability to successfully collect copayments or other amounts from patients using our patient billing module;
•	our ability to successfully implement internal billing policies and manage our out-sourced billing company;
•	our ability to improve the recognition of the medical value of our assays, through publication of clinical utility study results and/or possible further improvement of the assays;
•	our ability to get reimbursed for capturing CTC’s;
•	introduction of additional assays;
•	increased demand generated by our future sales and marketing efforts, and similar commercial factors;
•	our ability to successfully implement internal billing and collection processes; and
•	coverage policies as determined by each health plan.

Factors that could cause pricing for commercial customers to decrease include any perceived lack of clinical utility for CTC or ctDNA testing, or increased competition from other reference labs or IVD manufacturers. Third-party governmental and private payors have reimbursement policies and fee schedules which determine the amounts, if any, we would receive for performing assays for their covered patients. Such governmental and private third-party payors frequently make determinations about how much, if anything, they are willing to pay for assays such as ours, or for components of such assays; these determinations are important to our business and can have adverse or positive effects on the price we receive for our testing. For example, private payors often look to Medicare policies and rates when setting their reimbursement rates.

We have a sales and marketing team to market and sell our commercialized assays and our planned future cancer diagnostic assays directly to oncologists and other physicians. At December 31, 2016, we had a group of 11 sales representatives, and, based on our success and assay volume, we plan to grow this number to 20-30 within two years.

We collaborate with physicians and researchers at Sarah Cannon Research Institute, Baylor College of Medicine, The University of Texas MD Anderson Cancer Center, the Dana-Farber Cancer Institute, the University of California, San Diego, University of California, Irvine, Washington University, University of Colorado, Yale University, the University of Minnesota, the John Wayne Cancer Institute, and Columbia University, and plan to expand our collaborative relationships to include other key thought leaders at other institutions for the cancer types we target with our Target-Selector commercialized assays and our planned future assays. Such relationships help us develop and validate the effectiveness and utility of our commercialized assays and our planned future assays in specific clinical settings and provide us access to patient samples and data.

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

We were involved in a clinical study led by investigators at the Dana-Farber Cancer Institute following up on the Cancer Medicine findings in CTCs. This study has completed enrolling patients. In the screening phase of this study, we tested in our CLIA-certified, CAP accredited, and state-licensed laboratory blood samples from HER2 negative patients based on standard tumor tissue analysis, to identify those patients that have HER2 positive CTCs. These patients were then assigned to chemotherapy plus Herceptin®, and followed for a period of time, with additional CTC assays, including biomarker analysis for HER2 using FISH, performed at subsequent time points. In December 2014, we announced findings that were presented at the San Antonio Breast Conference that 22% of 311 patients tested, who were previously HER2 negative according to a solid tumor biopsy, were found, upon disease progression, to be HER2 positive by CTC analysis, making them potential candidates for anti-HER2 therapy as the cancer evolves. Moreover, our multi-antibody CTC capture method identified a substantial subset of patients who would not likely be detected with commonly used CTC capture technologies. This added 10% (included in the 22%) to the number of women who were candidates for this highly specific targeted therapy.

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

In collaboration with the University of California, San Diego, in June 2015 we presented the clinical validation data of our ctDNA assay demonstrating a very high level of concordance to tissue results (88%), and with our >95% analytical sensitivity and 99% analytical specificity we offer a validated, robust non-invasive solution for mutation identification and monitoring in patients with lung cancer. The recent United States Food and Drug Administration, or FDA, approval of Tagrisso®, a third-generation tyrosine kinase inhibitor, presents an opportunity for patients to be monitored using a ctDNA assay.

We plan to grow our business by directly offering oncologists and other physicians our Target-Selector liquid biopsy CTC and ctDNA assays. Based on our product development data, as well as discussions with our collaborators, we believe that our planned future assays should provide important information and clinical value to physicians. In particular, CTC and ctDNA tests should deliver important, actionable information not provided by other tests. For example, the historic clinical CTC test is the FDA approved CellSearch® test (Janssen Diagnostics), which provides CTC enumeration, but is not FDA approved to perform biomarker analysis. We believe our ability to rapidly translate research insights about the utility of cytogenetic, immunocytochemical and molecular biomarkers to provide information to oncologists and other physicians for treatment decisions in the clinical setting will improve patient treatment and management, and that these assays will become a key component of the standard of care for personalized cancer treatment.

According to the National Cancer Institute, there were approximately 249,000 new cases of breast cancer and approximately 224,000 new cases of lung cancer diagnosed in the United States in 2016, with over 3.5 million patients who have had a diagnosis of these cancers and are either living with these diseases and are undergoing treatment or are being monitored. For example, in breast cancer, many women have been deemed cancer-free, but continue to undergo periodic monitoring to assure there has been no disease recurrence. Our commercialized assays and our other planned future assays only require a readily accessible standard blood sample and thus may be used to help manage these patients, including supporting the selection of appropriate treatment, at multiple time points during the course of their disease. Because our assays require only a standard blood sample, they can be particularly useful when there is no currently available biopsy or surgical material, as is often the case in lung cancer, even at the time of initial evaluation. For example, up to 25% of patients with stage I NSCLC are not surgically treated for various reasons, including patient status (consensus statement from the American College of Chest Physicians and the Society of Thoracic Surgeons; Chest, Dec. 2012). This is also the case with breast and lung cancers once surgical resection of the tumor has taken place and treatment has been initiated. Patients with breast and lung cancer must often undergo surgical resection of their primary tumor as part of their treatment. Therefore, at the time of progression or recurrence there may be no ability to obtain a tissue biopsy. Additionally, many studies have shown that most tumors mutate during treatment and as the disease progresses, so information from the initial tumor tissue may not be relevant. Again, a significant benefit of our technology is that it allows physicians to assess the current status of the tumors on a real-time basis utilizing a standard blood sample or liquid biopsy.

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

We intend to continue to commercialize cancer diagnostic assays in the United States as LDTs performed in our CLIA-certified, CAP-accredited, and state-licensed laboratory. We plan to evaluate potential opportunities for the commercialization of our products in other countries. We believe the Target-Selector technology can someday be used as a stand-alone test for molecular biomarker screening, marked as IVD test kits. Additionally, we plan to evaluate opportunities for licensing of our products and proprietary technologies to partners in the United States and abroad.

Our sales strategy is to engage oncologists and other physicians in the United States at private and group practices, hospitals and cancer centers. In addition, we market our clinical trial and research services to pharmaceutical and biopharmaceutical companies and clinical research organizations.

Market Overview

Cancer Market Overview

Despite many advances in the treatment of cancer, it remains one of the greatest areas of unmet medical need. According to the World Cancer Report 2014, cancers figure among the leading causes of morbidity and mortality worldwide, and according to the World Health Organization, there were approximately 14 million new cases and 8.8 million cancer related deaths in 2015. The number of new cases is also expected to rise by approximately 70% over the next two decades. According to the World Health Organization, the most common causes of cancer death are cancers of the lung (21%), liver (10%), colon (9%), stomach (9%), and breast (7%). The incidence of, and deaths caused by, the major cancers are staggering. The following data published by the National Cancer Institute shows estimated new cases and deaths for 2016, and prevalence in 2013, in the United States for the major solid cancers types:

Cancer Type	Est. Incidence (New Cases/Year-2016)	Est. Mortality (Deaths/Year-2016)	Est. Prevalence (Diagnosed and Alive as of 2013)**
Bladder	76,960	16,390	587,426
Breast*	249,260	40,890	3,069,231
Cervical	12,990	4,120	248,920
Colorectal*	95,270	49,190	1,177,556
Endometrial	66,730	2,940	***
Gastric*	26,370	10,730	79,843
Kidney	62,700	14,120	394,336
Lung*	224,390	158,080	415,707
Melanoma*	76,380	10,130	1,034,460
Ovarian	22,280	14,240	195,767
Pancreatic	53,070	41,780	46,620
Prostate*	180,890	26,120	2,850,139
Thyroid	64,300	1,980	637,115

*	Areas where we currently have assays or active development programs.
**	Includes active disease and disease-free.
***	National Cancer Institute data is unavailable for 2013. 2010 data indicates an estimated prevalence of 600,346.

In addition to the human toll, the financial cost of cancer is overwhelming. An independent study published in 2010 and conducted jointly by the American Cancer Society and LIVESTRONG ranked cancer as the most economically devastating cause of death in the world - estimated to be as high as $1.4 trillion globally. According to an article in the Journal of the National Cancer Institute, the direct cost of cancer deaths in the United States in 2000 was over $115 billion, and forecasted to rise to over $157 billion by 2020.

Cancer is a Heterogeneous Disease

Cancer constitutes a heterogeneous class of diseases, characterized by uncontrolled cell growth that results from a combination of both environmental and hereditary risk factors. Many different tissue types can become malignant, such as breast, lung, liver, and skin, and even within a particular tumor there is heterogeneity, with certain cancer cells in a patient bearing specific cellular or genetic biomarkers which others lack. Only in recent years has technology progressed sufficiently to enable researchers to understand many cancers at a cellular and molecular level, attribute specific cancers to associated genetic changes, and determine the extent to which these changes are seen in a patient’s tumor.

Cancer cells contain genetic alterations compared to normal human cells. Common genetic abnormalities correlated to cancer include gains or losses of genetic material on specific chromosomal regions, or loci, or changes in specific genes, or mutations, which ultimately result in detrimental cellular changes followed by cancerous or pre-cancerous conditions. For example, multiple gains or losses on various chromosomes, and the rearrangement of genetic material among chromosomes, or chromosomal translocations, have been observed in different cancer types, such as HER2 in breast cancer and ALK rearrangements in NSCLC. In addition, mutations within gene sequences, or single nucleotide variations, can give rise to aberrant proteins that do not perform their functions correctly, leading to uncontrolled cell growth. Such genetic alterations can be a result of multiple factors, including genetic predisposition, environmental or lifestyle factors or viral infections. Importantly, these genetic changes or aberrant proteins can be used as biomarkers to help guide appropriate treatment. Detecting these biomarkers, particularly those representing drug targets, or those indicative of responsiveness or resistance of a tumor’s cells to specific therapies, helps clinicians to select drugs, design treatment regimens and optimize patient care and management. Assays that provide such predictive information have the potential to dramatically improve treatment outcomes for patients suffering from cancer.

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

CTCs, ctDNA and Cancer

CTCs are cancer cells that have detached from the tumor matrix and entered the patient’s blood or other bodily fluids. These cells are representative of the tumor and its metastases, and can function as their surrogates. Testing CTCs can complement pathologic information drawn from a biopsy or resected tissue sample, helping to ensure that the analysis is comprehensive and not biased by tumor heterogeneity and sampling issues. They can also provide critical data when a biopsy is not possible. Clinical studies have demonstrated that the presence and number of CTCs provides information on the likely course of certain types of disease for the cancer patient, or in other words they are considered “prognostic.” Since CTCs are representative of the tumor, they can also be used for biomarker analysis, such as helping to guide therapy selection. Such analyses are “predictive” in that they offer insight into the likely responsiveness or resistance to particular therapies. After surgery and during any subsequent therapy or monitoring period, blood samples can periodically be drawn in a standard manner and analyzed to evaluate a therapy’s continuing effectiveness, as well as to detect other biomarkers such as new genetic mutations that may arise as a result of selection pressure by a particular therapy or by chance. Physicians can use this information to determine which therapy is most likely to benefit their patients at particular times through the course of their disease. Treatment decisions based on patient-specific information are the foundation of personalized medicine, and assays that guide a physician in the selection of individualized therapy for a patient are termed “predictive assays.”

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

Given the incidence of cancer in the United States, with an estimated 1,260,000 new cases in 2016 for the major solid tumors targeted by our planned future assay products, the markets for our current and planned future cancer diagnostic assays are very large. Furthermore, these market opportunities are even greater due to the benefits of CTC and ctDNA testing, including not only the ability to offer physicians a simple way to augment an initial tumor biopsy analysis but also to provide a means for relatively frequent monitoring of the tumor’s molecular status, utilizing a standard blood sample as a “liquid biopsy.” The latter application enables the physician to determine if or how a tumor is changing over time or is responding to therapy and what the next treatment should be. For example, in the United States, the incidence of new cases of breast cancer alone is estimated to be over 232,000 in 2016, and the prevalence of this disease is over 2.8 million (the number of women with a history of breast cancer in the United States, including women being treated and women who have finished treatment), with an estimated 330,000 lumpectomies performed annually in the United States. Of these lumpectomies, 20% need to be repeated because on pathological examination it is shown the procedure did not result in “clean margins,” thus suggesting the entire tumor was not removed, according to a Johns Hopkins report. If a CTC assay were performed at the time of initial diagnosis, at the time of surgery, or in lieu of, or as an adjunct to, a PET/CT scan (as a CTC assay has the potential to identify a single tumor cell in a blood sample, while a scan requires a tumor mass of millions of cells to be detectable), to monitor disease progression or test for recurrence, thousands of assays, in breast cancer alone, could be performed per year with still relatively low market penetration.

Use of CTC- and ctDNA-Derived Biomarker Data in Cancer Treatment

CTCs and ctDNA are derived from, and are understood to be representative of, a solid tumor and its metastases and can be analyzed as adjuncts to or in place of the tumor, especially when a recent tumor biopsy is not available. This is also referred to as a liquid biopsy. In theory, almost any analysis that can be performed on tumor tissue can also be performed on CTCs, while ctDNA, because it is only nucleic acid, is more limited. We have focused our analysis of CTCs and ctDNA on known biomarkers associated with specific therapies to support treatment decisions and therapy selection made by physicians. The biomarkers we analyze consist of proteins or protein modifications that can be identified by immunocytochemical means, cytogenetic or chromosomal aberrations, which are detected by FISH. Gene mutations in CTCs or ctDNA are detected by molecular diagnostic assays, including Target-Selector techniques and gene sequencing. Specific examples include (i) for ICC, the detection of the estrogen receptor protein in breast cancer, indicative of the likely responsiveness to hormonal therapies like tamoxifen, often sold under the trade name Nolvadex®, (ii) for FISH, the presence of an amplified HER2 gene in breast cancer, indicative of the likely responsiveness to HER2-targeted agents like trastuzumab, often sold under the trade name Herceptin®, and (iii) for mutation detection, the presence of an EGFR activating mutation in NSCLC like L858R, indicative of the likely responsiveness to EGFR-targeted agents like Tarceva®. All of these biomarkers are currently tested on tumor tissue and can be tested on CTCs, and in the latter case on ctDNA. The resulting information could then be used to guide patient care, and specifically treatment selection.

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

Our Business Strategy

We provide oncologists and other physicians with a straightforward means to profile and characterize their patients’ tumors on a real-time basis by analyzing CTCs and ctDNA found in standard blood draws. Biomarkers are currently detected and analyzed primarily in tissue biopsy specimens. We believe that our technology, which not only provides information on CTC enumeration but also the assessment of treatment-associated biomarkers identified within the CTCs or in ctDNA, will provide information to physicians that improves patient treatment and management and will become a key component of the standard of care for personalized cancer treatment.

Our approach is to develop and commercialize CTC and ctDNA assays and services that enable us to offer standard blood sample based, real-time testing solutions for a range of solid tumor types to oncologists that improve patient treatment with better prognostic and predictive tools. To achieve this, we intend to:

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

•

Scale our internal sales and marketing capabilities. Our direct sales force with specialized experience in cancer diagnostic testing focuses on key identified territories in order to provide geographic coverage throughout the United States. At December 31, 2016, we had 11 sales representatives, and depending on our assay volume, we expect to increase this group to 20-30 within two years and potentially 40-50 within five years. This team will educate physicians directly on the benefits of our assays and the clinical data supporting them, as well as provide support to and serve as technical specialists for our partners. In addition to our internal efforts, we are actively seeking commercial partnerships that can increase our market reach.

•

Develop and expand our collaborations with leading university hospitals and research centers. We collaborate with key thought leaders, physicians and clinical researchers, including those at Washington University, University of California, Irvine, Sarah Cannon Research Institute, University of Colorado, The University of Texas MD Anderson Cancer Center, the Dana-Farber Cancer Institute, the University of California, San Diego, Yale University, the University of Minnesota, the John Wayne Cancer Institute, and Columbia University. Our collaborations enable us to test new technologies, validate the effectiveness and utility of our planned future assays in a clinical setting and provide us access to clinically well-characterized and highly annotated patient data. These samples and data accelerate our validation process and facilitate the testing and refinement of our planned new assays.

•

Enhance our efforts in reaching and educating oncologists and other physicians about CTC and ctDNA assays. According to the State of Cancer Care in America 2014 Report, published in the Journal of Oncology Practice in March of 2014, there were approximately 13,400 medical oncologists in the United States or 16,500 if gynecologic and pediatric oncologists are included. With the support of our key thought leader collaborators, we intend to focus on oncologists and other physicians who treat cancer patients by targeting our sales and marketing efforts on this important customer segment. We believe this will expand and optimize the oncology testing services and personalization of cancer treatment provided by oncologists and other physicians so that they can better serve their cancer patients.

•

Increase our efforts to provide biopharmaceutical companies and clinical research organizations with our current and planned CTC and ctDNA assays and services. Oncology drugs have the potential to be among the most personalized of therapeutics, yet oncology drugs have one of the worst approval rates, at 13.4% for leading indications and 8.2% for secondary indications of cancer drug compounds from first administration in humans to approval (2013, Clinical Pharmacology and Therapeutics). In an effort to improve the outcome of clinical trials for oncology drugs, and more rapidly advance targeted therapeutics, pharmaceutical and biopharmaceutical companies are increasingly looking to companies that have cancer diagnostic assays that specifically address their needs, including the ability to characterize and monitor a patient’s tumor over time using CTC and ctDNA assays to analyze biomarkers of interest. There are over 5,000 active trials in the United States in breast, lung, colorectal, prostate and gastric cancers and melanoma according to clinicaltrials.gov. We expect to increase our sales and marketing focus in this business as well as seek additional collaborations and partnerships with pharmaceutical and biopharmaceutical companies.

•

Become an enabling technology to cancer targeted therapies. Biopharmaceutical companies will increasingly focus on the personalized cancer diagnostic sector as the potential and prevalence of molecularly targeted oncology therapies approved by the FDA along with companion diagnostics increases. As targeted therapies move into their next phase, the market is beginning to see next generation of drugs such as Astra Zeneca’s Tagrisso (Osimertinib) that work after a patient on targeted therapy begin to progress and show a resistance mechanism that is identifiable / targetable, in this case a mutation in EGFR known as T790M.  With these drugs, the original biopsy tissue would not show the resistance mechanism so the patient must either undergo a re-biopsy procedure. In many cases re-biopsy is not medical feasible and liquid biopsy offers a more cost effective and safer alternative in this application. Another area of interest for the pharmaceutical industry is in immuno-oncology.  This is the challenge of helping the body to counter the cancer cells ability to evade the immune system.  Several protein based tests are being developed in tissue to work as complimentary or companion diagnostics to these new and promising drugs but the use of these test will be limited as a result of limitations of tissue biopsies. A better solution would be to test for these proteins with a liquid biopsy based circulating tumor cells test rather than relying on tissue biopsies.

•

Conduct additional clinical studies with our current CTC and ctDNA assays and assays we plan to introduce in various cancer types. Clinical utility and validation studies for our planned ctDNA assays may rely on archived plasma or blood samples from clinical trials in which patient outcomes are already available, in a retrospective-prospective design that significantly shortens the length of such studies.

•

Continue to enhance our current and planned future CTC and ctDNA assays and reduce the costs associated with providing them through internal research and development and partnering with leading technology developers and reagent suppliers. We intend to work closely with select key technology developers and suppliers to further automate the optical interpretation of our current assays and our planned additional CTC assays, including enumeration, immunocytochemical biomarker staining and FISH. We also intend to reduce the costs associated with key material components of these assays, including FISH probes. We have and currently utilize an automation system that significantly reduces the hands-on time of our cytogenetic technologists for microfluidic channel analysis while increasing the uniformity of the data we generate. This system is also expected to provide the ability to evaluate multiple fluorescent signals of different wavelengths simultaneously for multiplexed analysis, further enhancing efficiency.

Our Competitive Advantages

We believe that the competitive advantages of our molecular assays, including our assays which are still under development, would include the following.

Our current Target-Selector molecular assays enable, and we anticipate our planned future CTC and ctDNA assays will each enable, detailed analysis of a patient’s cancer utilizing a standard blood sample, facilitating testing at any time, including when a biopsy is not available or inconclusive, offering real-time monitoring of the cancer and the response of the cancer therapy, and allowing oncologists and other physicians to select timely modifications to treatment regimens. Because CTCs and ctDNA are derived from the primary tumor or its metastases, they function as surrogates for the tumor, with the advantage of being readily accessible in a standard blood sample. This is especially important in situations where a biopsy is not available or advised. The simplicity of obtaining a standard blood sample permits repeat testing in a monitoring mode to detect recurrence or progression and to offer information on treatment modifications based on a current assessment of the cancer’s properties. A key advantage to using Biocept is our ability to interrogate both CTC and ctDNA biomarker targets.

Our current Target-Selector assays each provide, and we anticipate our planned future assays will each provide, more information than competitors’ existing tests, including predictive information on biomarkers associated with specific therapies. We anticipate that such additional biomarker information will enable a physician to develop a personalized treatment plan. By including biomarker information in our analysis, in addition to CTC enumeration, our current assays and our planned future assays are designed to provide a more complete profile of a patient’s disease than existing CTC or ctDNA. We intend for our assays to contain actionable information to assist physicians in selecting appropriate therapies for individual patients. Our ctDNA assays are expected to offer enhanced sensitivity and specificity based on our technology, enabling earlier detection of therapy-associated mutation targets or resistance markers, again supporting treatment decisions.

Our current Target-Selector and our planned future assays are designed to capture and detect a broader range of CTCs than existing tests and to be applicable to, or quickly modifiable for, a wide range of cancer types. Our antibody capture cocktail includes antibodies targeting not only EpCAM, the traditional epithelial CTC capture antigen utilized in the CellSearch® system and in other platforms, but also other epithelial antigens as well as mesenchymal and cancer stem cell antigens, indicative of cells having undergone the epithelial-to-mesenchymal transition. These cells may be more relevant for metastasis. Our detection methods include cytokeratin staining with a broader range of cytokeratin isotypes than existing CTC tests, and we have introduced additional staining which would enable detection of cells specifically captured with our antibody cocktail, including EMT cells lacking cytokeratin. We believe that through our enhanced staining, more CTCs and different types of CTCs will be able to be identified and potentially at earlier stages of disease, resulting in fewer non-informative cases and more information for physicians.

Our current and planned CTC and ctDNA Target-Selector assays will be, flexible and readily configurable to accommodate new biomarkers with clinical relevance as they are identified. In theory, our platforms permit essentially any analysis that is currently performed on tumor tissue to be performed on CTCs, including immunocytochemical staining, FISH and molecular analysis. As new therapies are approved, and to the extent that they are targeted therapies for which knowledge of a particular gene amplification event, mutation or presence, absence or modification, such as phosphorylation, of a protein are indicative of likely response or resistance to that therapy, we will be able to include them in our assays with minimal changes. This is attractive to pharmaceutical and biotechnology companies that are developing such therapies, or seeking ways to make their clinical trials more efficient, as this flexibility would enable them to focus on patients more likely to respond to a particular therapy and demonstrate a benefit from that therapy.

Collaborative relationships with physicians at Washington University, University of California, Irvine, Sarah Cannon Research Institute, University of Colorado, The University of Texas MD Anderson Cancer Center, the Dana-Farber Cancer Institute, the University of California, San Diego, Yale University, the University of Minnesota, the John Wayne Cancer Institute, and Columbia University. We have worked closely with a number of physicians at institutions on various collaborative projects in different cancer types including breast, NSCLC, prostate, colorectal, ovarian, bladder, renal and endometrial. These projects provide us access to leading researchers, clinicians and key thought leaders, access to valuable patient samples and insight into clinical applications for our assays. Some of these projects have resulted in publications in leading journals, such as Cancer Discovery and Cancer Medicine, which enhances our standing in the oncology community and supports our marketing efforts.

Our planned Target-Selector mutation assays would not be platform dependent. These assays are being designed to be able to be performed on almost any molecular instrument, which will provide flexibility in laboratory operations. To the extent we elect to develop these assays as IVDs, including pursuing CE marks for them to be marketed outside the United States, the ability to rapidly deploy them on different approved instrument platforms already in many laboratories should greatly simplify their distribution and commercialization.

Our Assays and Services

We have launched our Target-Selector offering for breast cancer, lung cancer, gastric cancer, colorectal cancer, prostate cancer, and melanoma, and plan to continue to launch a series of assays for different predictive biomarkers. Our current assays and our planned future assays under the Target-Selector offering would be LDTs. FDA clearance or approval is not currently required to offer these types of assays in our laboratory once they have been clinically and analytically validated. We seek licenses and approvals for our laboratory facility and for LDTs from the appropriate regulatory authorities, such as the Centers for Medicare & Medicaid Services, which oversees CLIA, and various state regulatory bodies. Certain states, such as New York, require us to obtain state licensure in order for us to perform testing on specimens taken from patients or received from ordering physicians from those states. In addition, our clinical reference laboratory is required to be licensed on a product-specific basis by New York as an out of state laboratory and our products, as LDTs, must be approved by the New York State Department of Health before they are offered in New York. As part of this process, the State of New York requires validation of our assays. We are currently in the process of addressing the requirements for licensure in New York, and we have obtained all required licenses and approvals from all other states requiring licensure of out-of-state laboratories.

Our Marketed Assays

Breast Cancer. Our breast cancer assay was the first test developed, and is currently offered to physicians through our CLIA laboratory. This assay is based on a standard blood sample and can be used at the time of diagnosis and for monitoring, including at the time of progression or recurrence. This allows the physician to characterize the tumor to help define treatment options, either augmenting tissue analysis or replacing it when a tumor biopsy is not available. The assay currently includes the determination of HER2 status by FISH and ICC analysis of ER and Androgen Receptor, or AR. HER2 status is used by physicians to determine suitability of a patient for treatment with HER2-targeted therapeutics. ER status provides information on suitability of breast cancer patients for endocrine or hormonal therapies. AR status is of emerging predictive value in triple-negative breast cancer. We plan to add ICC analysis for progesterone receptor, which will also provide information on the suitability of breast cancer patients for endocrine or hormonal therapies.

Lung Cancer. Approximately 22% of lung cancer patients, especially those diagnosed at Stage IIIB or Stage IV, do not have sufficient tissue for molecular profiling for various reasons, including tumor accessibility and status of the patient. In these cases, CTC and ctDNA assays are alternatives for obtaining more detailed information about the molecular status of the tumor that can help the physician select appropriate therapy. The Target-Selector assay’s biomarker specific analysis currently includes FISH testing for ALK and ROS gene rearrangements and molecular analysis of the mutations of the EGFR (in exons 19, 20 and 21), KRAS and BRAF genes. The EGFR T790M mutation in exon 20 is a resistance mutation seen in ~50% of patients undergoing treatment with tyrosine kinase inhibitors. In addition, we offer lung cancer resistance testing to analyze for the presence of the T790M mutation as well as FISH analysis for C-MET and HER2 gene amplification and RET gene rearrangements.

The L858R mutation of the EGFR gene and Exon 19 deletions are activators of EGFR kinase activity. The codon 12 and 13 mutations of the K-RAS gene are associated with non-responsiveness to the EGFR kinase inhibitors, and the codon 600 mutations of the B-RAF gene have a prevalence of ~ 3% in lung cancer.

In June 2016, we commercialized our liquid biopsy test for PD-L1 protein expression. The determination of PD-L1 status is necessary to qualify patients for certain targeted immuno-oncology therapeutics in several cancers types including NSCLC. The quantification of protein expression for tests like PD-L1 is performed on CTCs and cannot be determined from ctDNA. This is an example of how the Target-Selector dual-platform, which analyzes cancer biomarkers found on both CTCs and in ctDNA, can provide relevant information beyond the capabilities of technology that only works by analyzing ctDNA.

Gastric Cancer. Our Target-Selector assay for gastric cancer is based on the identification of HER2 as a biomarker for this disease. We employ our CTC HER2 FISH assay, which we previously developed for breast cancer, for the analysis of gastric cancer CTCs. Current clinical practice relies on a biopsy for tumor tissue analysis to detect elevated HER2, in the same manner as is done for breast cancer. Our assays circumvent this need for tissue, and can provide straightforward monitoring of HER2 status from a standard blood sample, on a real-time basis during treatment.

Melanoma. Our Target-Selector melanoma assay is performed on a standard blood sample, and provides information on the presence or absence and specific nature of the V600 mutation in the B-RAF gene, which indicates whether the B-RAF inhibitors are candidate therapies for the patient.

Colon Cancer. Our Target-Selector assay for colorectal cancer offers mutation testing analogous to that performed in lung cancer, namely detection of key mutations in the K-RAS and B-RAF genes. Testing on the K-RAS gene focuses on codons 12 and 13 mutations, while testing on the B-RAF gene focuses on V600 mutations.

This testing is important because certain targeted therapies for colorectal cancer, including the monoclonal antibodies targeting EGFR are ineffective in patients who have a K-RAS mutation, which is found in up to 40% of cases according to the National Comprehensive Cancer Network. For each of codons 12 and 13 in the K-RAS oncogene, up to 15-20 mutations have been reported. However, there are reports in the scientific literature that patients with one particular mutation, G13D, do respond well and there may be variability in response to different chemotherapies based on the specific K-RAS mutation. This suggests that detailed information on mutation status is clinically relevant.

Prostate Cancer. Our Target-Selector assay for prostate cancer is based on the analysis of CTCs found in a standard blood sample. We currently offer testing for AR.

The AR normally binds the hormones testosterone and dihydrotestosterone, and is the target for several drug molecules, including those acting directly as antagonists for the receptor and those acting indirectly through the inhibition of androgen synthesis.

We also plan to validate testing for PTEN gene deletions by FISH. PTEN, an enzyme that functions as a tumor suppressor, if mutated, deleted or otherwise functionally disrupted, removes a brake from cell replication and allows uncontrolled growth, which is seen in many cancers. If PTEN is mutated, deleted or disrupted, chemotherapy or polytherapy is usually recommended.

Laboratory Testing

From our CLIA-certified laboratory in San Diego, California, we provide test results from our current and planned CTC and ctDNA assays to oncologists and other physicians in community hospitals, cancer centers, group practices and offices. At the federal level, clinical laboratories, such as ours, must be certified under CLIA in order for us to perform testing on human specimens. Our laboratory is also accredited by CAP, which is one of six accreditation organizations approved by the Centers for Medicare and Medicaid Services, or CMS, under CLIA. Our clinical laboratory is located in California and we hold the requisite license from the California Department of Public Health to operate our laboratory. In addition, we hold licenses issued by the states of Florida, Maryland, Pennsylvania and Rhode Island to test specimens from patients in those states or received from ordering physicians from those states. In addition, our clinical reference laboratory is required to be licensed on a product-specific basis by New York as an out of state laboratory and our products, as LDTs, must be approved by the New York State Department of Health before they are offered in New York. As part of this process, the State of New York requires validation of our assays. We are currently in the process of addressing the requirements for licensure in New York, and we have obtained all required licenses and approvals in all other states requiring licensure of out-of-state laboratories.

Clinical Trial Services

Industry research has shown many promising drugs have produced disappointing results in clinical trials. For example, a study by Princess Margaret Hospital in Toronto estimated that over a five-year study period 85% of the new therapies for solid tumors which were tested in early clinical trials in the United States, Europe and Japan failed, and that of those that survive through to Phase III trials only a third will actually be approved. Given such a high failure rate of oncology drugs in clinical development, combined with constrained budgets for pharmaceutical and biopharmaceutical companies, there is a significant need for drug developers to utilize molecular diagnostics to help decrease these failure rates. For specific molecular-targeted therapeutics, the identification of appropriate biomarkers may help to optimize clinical trial patient selection and success rates by helping clinicians identify patients that are most likely to benefit from a therapy based on their individual genetic profile.

In addition to testing for physicians and their patients, we offer clinical trials testing services to help increase the efficiency and economic viability of clinical trials for pharmaceutical and biopharmaceutical companies and clinical research organizations. Our clinical trial services will be aimed at developing customizable assays and techniques utilizing CTC and ctDNA technologies to provide sensitive, real-time characterization of an individual patient’s tumors using a standard blood sample. These assays may be useful as, and ultimately developed into, companion diagnostics associated with a specific therapeutic. Additionally, through our services we may gain further insights into biomarkers for disease progression and drug resistance, as well as those associated with current drug development efforts, which we can incorporate into assays.

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

•

Stage 4, Availability for Commercialization. Upon the completion of clinical validation and before launch, we take several steps to prepare an assay for marketing as an LDT. We create standard operating procedures and quality assurance and quality control measures to ensure repeatability and high standards of quality. We train both our commercial and laboratory staff on the interpretation and use of the data. Licenses and approvals for our laboratory to perform or use LDTs have been obtained from the appropriate regulatory authorities, such as CMS, which oversees CLIA, and different state regulatory bodies.

We currently offer 13 assays that are available for clinical use that have completed all four stages of the development protocol. Other assays for both CTCs and ctDNA are in earlier stages of development. Markers for such assays include, but are not limited to ESR1, NRAS, and a multiplexed assay.

We may be required to seek FDA clearance or approval to expand the commercial use of assays to other laboratories and testing sites in the United States. We may also need to complete additional activities to submit each of these assays for regulatory clearance or approval before commercialization in each of the international markets where introduction is planned.

If the FDA finalizes its current draft guidance on a risk-based framework for regulation of LDTs, our process would also need to allow for obtaining FDA review, clearance or approval, as applicable, which would add delay, expense and risk to our current assay development process. In November 2016, the FDA put the process to review and issue this guidance on hold, and has not yet provided further information as to when the process will move forward.

Research and Development

We incurred research and development expenses of $2.9 million and $2.7 million, which represented 469% and 84% of our net revenue, for the years ended December 31, 2015 and 2016, respectively. Research and development expenses represented 17% and 13% of our total costs and expenses for the years ended December 31, 2015 and 2016, respectively. Major components of research and development expenses were direct personnel costs, laboratory equipment, consumables and overhead expenses.

Technology Development

In addition to developing new CTC and ctDNA assays for different cancers to be offered through our CLIA laboratory, and adapting additional predictive biomarkers to these assays as their importance is demonstrated by the scientific and clinical research communities, we continue to focus on improving the base technologies underlying our assays and processes. We are exploring various ways to improve CTC capture efficiency and detection, as well as approaches to sub-categorize CTCs into different populations that may have clinical relevance. For example, by determining which antigens individual CTCs expressed that enabled their capture, we could differentiate, and enumerate, various CTC phenotypes, for example, epithelial versus mesenchymal. We are also working to simplify the assay process, and in general to provide a broader range of useful data on a patient’s cancer to assist the physician in determining an appropriate treatment. Some of these projects and initiatives include:

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

Development of automation throughout the assay process, but particularly at the visual evaluation steps, which include enumeration, any ICC for biomarkers beyond those used to identify CTCs, for example protein biomarkers, and FISH analysis, is a way to drive efficiencies, reduce costs, speed up turnaround time, and generate more reliable, uniform, and in some cases more sensitive data. We have implemented an automation solution for the visual analysis, which has been validated and implemented in our CLIA laboratory. We have also adapted a semi-automated system for the separation, processing and washing steps before running a sample on the microfluidic channel, which has also been validated and implemented in the CLIA laboratory. These measures will reduce costs and time as well as allow for higher-throughput as sample volumes increase.

•	Development of Second Generation Platform for CTC Testing

We are continuing to evaluate and develop techniques for CTC capture that take advantage of our antibody enrichment cocktail and our staining technology to modify our current CTC process into a simpler IVD testing kit format. In addition to reducing internal costs, such an advance would enable us to offer a testing kit format that can access the worldwide CTC testing market. The distribution of such kits could create a new business opportunity for us.

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

Translational/Clinical Research

In the course of our research and validation studies, we have processed and analyzed thousands of normal control and cancer patient samples. Our initial focus has been on breast cancer, where validation studies for our CTC assay, including enumeration of CTCs on the Biocept platform compared to the CellSearch® system, and HER2 FISH performed on CTCs and compared with HER2 analysis performed on tumor tissue from the same patients, involved over 120 patient samples. The results of our validation studies, and the demonstration of a reliable and reproducible method for CTC capture and analysis using our platform were published in a paper entitled “Novel Platform for the Detection of Cytokeratin Positive (CK+) and Cytokeratin Negative (CK-) CTCs” appearing in the December 2011 issue of Cancer Discovery and a paper entitled “Efficient capture of circulating tumor cells with a novel immunocytochemical microfluidic device” appearing in the September 2011 issue of BioMicrofluidics.

Additional studies were conducted in breast and other tumor types, including lung, prostate and colorectal cancers, utilizing patient samples for comparison to the CellSearch® system. In head-to-head studies, our system detected cytokeratin positive

CTCs in comparable numbers of breast cancer patients, and in considerably more patients in the other cancer types (Cancer Discovery, December 2011). Moreover, the results clearly demonstrated that the use of our antibody enrichment cocktail enabled recovery of more CTCs compared to using only anti-EpCAM antibodies. This data served as a clinical validation study for CTC enumeration. When our staining is applied to detect cytokeratin-negative CTCs, we expect to see far more CTCs based on preliminary studies reported in a paper entitled “Detection of EpCAM-Negative and Cytokeratin-Negative CTCs in Peripheral Blood” appearing in the 2011 issue of the Journal of Oncology.

Our system has the added advantage of post-capture immunofluorescent, cytogenetic and molecular genomic analyses of the CTCs. Cells captured by Biocept’s proprietary Target-Selector system can be analyzed directly within the microfluidic channel, removing the need to re-deposit cells on a slide and thereby minimizing cell loss or damage. Furthermore, given the transparency of the microfluidic channel, captured cells can be immediately analyzed on a microscope. Together, these two important features allow for a very efficient process that is well suited for a LDT performed in a CLIA laboratory. The post-capture analyses directed towards evaluation of biomarkers, are particularly important and valuable to physicians and patients since they focus on actionable information related to therapy selection. We have performed a number of clinical research studies in collaboration with The University of Texas MD Anderson Cancer Center investigators involving various tumor types, including breast, ovarian, endometrial, lung, colorectal, bladder and prostate cancers.

In a collaboration with physicians and researchers at The University of Texas MD Anderson Cancer Center, we evaluated matched samples of tumor tissue, blood for CTCs and bone marrow for DTCs in recently diagnosed breast cancer patients for evidence of HER2 amplification. Positive HER2 status would indicate eligibility for HER2-targeted therapies like Herceptin®, a potentially life-saving treatment. These results were presented at both the 2011 and 2012 annual meetings of the American Society of Clinical Oncology. In a study published in Cancer Medicine (2013, 2(2) 226-233) involving 95 patients, HER2 positive CTCs and/or DTCs were identified in 18.9% of cases in which the primary tumor was HER2 negative. In the same cohort of patients, only 12.6% were HER2 positive in their primary tumor. In other words, beyond the 12 (of the 95) which traditional tumor tissue analysis had indicated could benefit from Herceptin-based therapy, the Target-Selector assay detected 18 (of the 95 patients) who (despite the fact they were identified as being HER2 negative by primary-tumor testing) could benefit from Herceptin-based therapy. Patients classified as HER2 negative based on tumor tissue and found to have HER2 positive CTCs and/or DTCs will continue to be followed by our collaborators at The University of Texas MD Anderson Cancer Center to assess their overall and progression-free survival. Tumor heterogeneity is one likely cause of the discordance for HER2 status between tumor tissue and our assay performed on blood and bone marrow samples. Tumor heterogeneity indicates an important clinical application for the CTC analysis with the Target-Selector assay. Our technology can use a standard blood sample to confirm and crosscheck tissue analysis performed by the pathologist at the time of biopsy or surgery, especially if HER2 negative.

Our Target-Selector platform is well suited towards blood-based analysis of breast cancer biomarkers. A 24-patient study published with Columbia University (Clinical and Translational Oncology, 2015, 17(7):539-46) demonstrated the feasibility of CTC testing to evaluate ER and PR status in metastatic breast cancer (mBC) patients. Results showed a concordance of 83% and 68% in ER/PR status between CTCs vs. metastatic tissue tumor, and CTCs vs. primary tissue, respectively. More recently, a December 2016 San Antonio Breast Cancer Symposium poster presentation featured the evaluation of 74 mBC patients. This collaborative work with the Sarah Cannon Research Institute, demonstrated detection of CTCs in 99% of mBC patient samples. In addition, ER protein expression concordance was 84% in cytokeratin positive cells and 18% in cytokeratin negative cells. FISH-based analysis of captured CTCs displayed tissue concordances of 93% and 68% for HER2 gene amplification in cytokeratin positive CTCs and cytokeratin negative CTCs, respectively; FGFR1 amplification concordances to tissue were 79% and 67% for cytokeratin positive CTCs and cytokeratin negative CTCs, respectively. While further investigation is needed to elucidate the significance of cytokeratin negative cells as a possible prognostic indicator to evaluate ER, HER2 and FGFR1 biomarkers in mBC patients, our ability to assess cytokeratin positive and negative CTCs affords a distinct advantage over other CTC technologies that rely solely upon characterization of cytokeratin positive CTCs.

We have also developed proprietary and robust technology to detect and quantify mutant ctDNA in plasma originating from the same blood sample that is used for the previously described CTC analyses. In collaboration with Mexico’s Instituto Nacional de Cancerologia and AstraZeneca, a clinical evaluation of blood-based liquid biopsy mutational profiling was performed on 60 advanced stage non-small cell lung cancer patients. This poster discussion presentation at the European Society for Molecular Oncology in October 2016 demonstrated EGFR mutation detection (exon 19 deletions, L858R, and T790) by Target-Selector with 90% sensitivity, 100% specificity, 100% positive predictive value and 90.9% negative predictive value. Target-Selector assays are highly sensitive with the ability to detect EGFR mutations down to one mutant copy per milliliter of plasma. The high concordance of ctDNA versus tissue exhibited in this work highlights Target-Selector plasma ctDNA assays as a viable and practical means to detect EGFR activating and acquired resistance mutations relevant for guiding targeted therapy decisions.

Clinical utility studies, which demonstrate the specific clinical setting in which a particular CTC or ctDNA assay is used, and how to use the information generated for medical, specifically treatment-related, decision making is a key part of our strategy and research and development plan. Data resulting from such studies is critical not only in the sales and marketing process, but also for reimbursement, as many health plans and government payors now ask for peer-reviewed publications describing such studies and results before agreeing to coverage of a specific assay. We are involved in and plan to become involved in numerous studies to further demonstrate the clinical utility of our assays.

Sales and Marketing

At December 31, 2016, our sales organization consisted of 11 sales representatives placed in strategic locations around the country that have high concentrations of cancer patients, and we may, depending on assay volume, potentially grow this number to 20-30 sales representatives within two years and to 40-50 within five years. We have defined sales territories and have hired sales professionals with extensive successful experience in clinical oncology sales or oncology diagnostic testing sales from leading biopharmaceutical, pharmaceutical or specialty reference laboratory companies. We plan on growing this specialized, oncology-focused sales force and supporting it with clinical specialists who bring significant technical knowledge in the use of CTC and ctDNA assays. We have also invested in sales headcount focusing on biopharma clinical trial opportunities.

Finally, we have invested in a managed care sales and marketing expert in order to pursue favorable payment and coverage for our liquid biopsy testing services. The key value proposition for these customers will be focused on clinical utility and cost savings by offering our assays as alternatives to expensive surgeries when tumor biopsy tissue is insufficient or not available.

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

•	build relationships with key thought leaders in oncology, specifically in the cancer types for which we are offering or plan to offer assays, to educate and support community oncologists;
•	collaborate with leading research universities and institutions that enable the validation of our new assays, as well as the generation of clinical utility data;
•	partner with pharmaceutical companies for clinical trial work focusing on CTC and ctDNA testing and analysis; and
•

add value for the payor community by delivering clinically actionable information and providing a cost-effective alternative to access clinically actionable information through the use of a simple blood test.

We also take advantage of customary marketing channels commonly used by the diagnostic and pharmaceutical industries, such as medical meetings, broad-based publication of our scientific and clinical data, and the Internet. In addition, we provide easy-to-access information to our customers through our website and a data portal for physicians who wish to access test results electronically. Our customers value secure and easily accessible information in order to quickly review their patients’ information and begin developing a treatment protocol.

Outside the United States

Outside the United States, where a central laboratory business model is less developed, we will evaluate opportunities with our existing and other partners for the conversion and/or development of our current and planned CTC and ctDNA assays into test systems or IVDs, and related strategies to develop and serve such regional oncology markets. We also plan to sell our clinical trial services to biopharmaceutical companies and research organizations outside the United States.

We plan to cooperate with partners on accessing markets internationally. We plan for this to be accomplished either through partnerships with local groups and distributors or the development of IVD test kits and/or test systems, including instrumentation.

Competition

As a cancer diagnostics company focused on current and planned assays for CTCs and ctDNA from standard blood samples, we rely extensively on our ability to combine novel technology and biomarker information with high-quality, state-of-the art clinical laboratory testing. We believe that we compete principally on the basis of:

•

Our ability to utilize standard blood samples, enabling frequent testing of patients frequently through the course of their disease in addition to, or without a biopsy, thereby reducing cost and trauma, saving time, and providing real-time information on the current status of the tumor;

•

our ability to include biomarker information in our analysis, in addition to CTC enumeration, thereby providing a more complete profile of a patient’s disease than existing CTC tests. This clinically actionable information can assist physicians in selecting more personalized treatment plans for individual patients;

•

our current and planned future CTC assays’ ability to capture and detect a broader range of CTC phenotypes than existing tests, and potentially at earlier stages of disease, resulting in fewer non-informative cases and more information for physicians. For example, our antibody capture cocktail targets not only EpCAM but also other epithelial antigens as well as mesenchymal and cancer stem cell antigens, indicative of cells having undergone the epithelial-to-mesenchymal transition. These cells may be more relevant for metastasis;

•

our ability to rapidly integrate new biomarkers, either validated in academic laboratories or of interest to pharmaceutical and biopharmaceutical companies in the context of their new therapies, into our current and planned future assays, facilitating the expansion of actionable information for oncologists and other physicians;

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

We believe that we compete favorably with respect to these factors, although we cannot assure you that we will be able to continue to do so in the future or that new products or assays that perform better than our current and planned future assays and services will not be introduced. We believe that our continued success depends on our ability to:

•	Expand and enhance our current and planned Target-Selector assays to provide clinically meaningful information in additional cancers;
•	work with clinicians to design and implement clinical studies that demonstrate the clinical utility of our products;
•	continue to innovate and maintain scientifically advanced technology including development, regulatory approvals, and commercialization of Target-Selector IVD test kits;
•	successfully market and sell assays;
•	continue to comply with regulatory guidelines and obtain appropriate regulatory approvals in the United States and abroad as applicable;
•	continue to validate our pipeline of assays;
•	conduct or collaborate with clinical utility studies to demonstrate the application and medical value of our assays;
•	seek to obtain positive coverage and reimbursement decisions from Medicare and private third-party payors;
•	continue to enter into sales and marketing partnerships;
•	maintain existing and enter into new research and clinical collaborations with key academic and clinical study groups;
•	continue to attract and retain skilled scientific and clinical personnel;

•	continue to participate in and gain clinical trial work through biopharma partnerships;
•	receive payment for the testing we provide for patients;
•	obtain patents or other protection for our technologies, assays and services; and
•	obtain and maintain our clinical reference laboratory accreditations and licenses.

Our principal competition comes from mainstream diagnostic methods, used by pathologists and oncologists and other physicians for many years, which focus on tumor tissue analysis. The methods or behavior of oncologists and other physicians may be difficult to change regarding the use of our CTC and ctDNA testing, including molecular diagnostic testing, in their practices in conjunction with or instead of tissue biopsies and analysis. In addition, companies offering capital equipment and kits or reagents to local pathology laboratories represent another source of potential competition. These kits are used directly by the pathologist, which can facilitate adoption. We plan to focus our marketing and sales efforts on medical oncologists rather than pathologists.

We also face competition from companies that offer products or are conducting research to develop products for CTC or ctDNA testing in various cancers. CTC and ctDNA testing is a new area of science and we cannot predict what assays others will develop that may compete with or provide results similar or superior to the results we are able to achieve with the assays we develop. Competitors include but are not limited to companies such as Atossa, Qiagen, Roche, Trovagene, Guardant Health, Janssen Diagnostoric, Alere (Adnagen), Illumina, Apocell, EPIC Sciences, Clearbridge Biomedics, Biodesix, Thermo Fisher Scientific, Foundation Medicine, Neogenomics, Cynvenio Biosystems, Genomic Health, Fluxion Biosciences, RareCells, ScreenCell and Silicon Biosystems. Some of these groups, in addition to operating research and development laboratories, are establishing CLIA-certified testing laboratories while others are focused on selling equipment and reagents.

There are a number of companies which are focused on the oncology diagnostic market, such as Cancer Genetics, Caris, Neogenomics, Agendia and Genoptix, who while not currently offering CTC or ctDNA assays are selling to the medical oncologists and pathologists and could develop or offer CTC or ctDNA assays. Large laboratory services companies such as Quest and LabCorp provide more generalized cancer diagnostic testing but could also offer a CTC or ctDNA testing services. Companies like Abbott, Danaher, Qiagen, Thermo Fisher Scientific and others could develop equipment or reagents in the future as well.

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

We expect that biopharmaceutical companies will increasingly focus attention and resources on the personalized cancer diagnostic sector as the potential and prevalence of molecularly targeted oncology therapies approved by the FDA along with companion diagnostics increases. For example, the FDA has approved three such agents—Xalkori® from Pfizer Inc. along with its companion anaplastic lymphoma kinase FISH test from Abbott Laboratories, Inc., Zelboraf® from Daiichi-Sankyo/Genentech/Roche along with its companion B-RAF kinase V600 mutation test from Roche Molecular Systems, Inc. and Tafinlar® from GlaxoSmithKline along with its companion B-RAF kinase V600 mutation test from bioMerieux. Since companion diagnostic tests are part of FDA labeling, non-FDA cleared tests such as ours would be considered an off-label use and this may limit our access to this market segment.

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

Third-Party Suppliers and Manufacturers

Some of the components used in our current or planned future products are currently sourced from a supplier for which alternative suppliers exist but we have not validated the products of such alternative suppliers, and substitutes for these components might not be able to be obtained easily or may require substantial design or manufacturing modifications. Any significant problem experienced by any one of our suppliers may result in a delay or interruption in the supply of components to us until that supplier cures the problem or an alternative source of the component is located and qualified. Any delay or interruption would likely lead to a delay or interruption in our manufacturing operations. The inclusion of substitute components must meet our product specifications and could require us to qualify the new supplier with the appropriate government regulatory authorities.

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

As of December 31, 2016, we owned 19 issued patents worldwide, including 7 patents in the U.S., as well as pending U.S. patent applications and corresponding patents and patent applications internationally related to our current business. In addition, as of December 31, 2016, we co-owned 2 pending U.S. patent applications as well as corresponding foreign patents and applications. In addition, Biocept has 3 issued U.S. patents related to its earlier microarray business. The patent portfolios for our leading programs as of December 31, 2016 are summarized below.

Microfluidic Channels. We have 3 issued U.S. patents that are related to our current business, and in 2016 we received an additional issued patent on our microfluidic channel in China, in addition to our earlier allowances in Japan, Hong Kong, Europe, China, and South Korea, which cover our microfluidic channel technology. Further U.S. and foreign patent application are pending.

Blood Collection Tubes. In 2015, we received a U.S. patent related to our blood collection tubes, which contain reagents designed to prevent clumping of blood cells and CTCs that could clog the microfluidic channels and disrupt our assays.

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

Enhanced Staining. We have 1 issued U.S. patent, 1 issued Chinese patent, as well as corresponding foreign patent applications directed to this technology.

Target-Selector Mutation Detection Technology. We co-own 2 pending U.S. patent applications with Aegea Biotechnologies, Inc., or Aegea. Under our agreement with Aegea, we have certain exclusive rights for oncology clinical testing and diagnostics as well as limited rights for oncology basic and clinical research. Aegea is responsible for the prosecution of 1 U.S. application, while we are responsible for the prosecution of the second U.S. application and its corresponding foreign applications. Lyle J. Arnold, Ph.D., our Senior Vice-President of Research & Development and Chief Scientific Officer, is the controlling person of Aegea.

Operations and Production Facilities

Our research and development laboratory, our CLIA-certified, CAP accredited, and state-licensed diagnostic testing laboratory and our manufacturing facility are located in our San Diego, California headquarters. The laboratories employ commercial state-of-the-art equipment as well as custom-made components specific to our CTC process that are generated in a small in-house engineering shop. The manufacturing facility used for the production of our microfluidic channels is a Class 10,000 suite in which polydimethylsiloxane is formed into the base of our proprietary microfluidic channels in a molding process. A glass cover slip suitable for optical analysis is added to seal the channels and make them watertight by making them reactive using plasma techniques. The inside of the microfluidic channels is subsequently chemically derivatized to enable the attachment of binding elements that strongly bind to antibody-tagged or coated CTCs. Because the microfluidic channels have micrometer dimensions, and we are seeking individual cells in a blood sample to interact with the surface of the microfluidic channel, dust particles and other microscopic debris that could clog the channel needs to be avoided.

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

After analysis, our in-house or contracted pathologists or a commercialization partner’s pathologists use laboratory information systems to prepare a comprehensive report, which may include selected relevant images associated with the specimen. Our Internet reporting portal allows a referring oncologist or pathologist to access his or her patient’s test results in real time in a secure manner that we believe to be compliant with the Health Insurance Portability and Accountability Act, or HIPAA, and other applicable standards. The reports are generated in industry standard .pdf formats which allows for high definition color images to be reproduced clearly. We send the results to the ordering physician and bill the payor through an arrangement we currently have with Xifin, Inc.

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

We have established a Quality Management Program for our laboratory designed to help ensure accurate and timely test results, to produce consistent high quality testing services. The Quality Management Program documents the quality assurance and performance improvement plans and policies, and the laboratory quality assurance and quality control procedures necessary to ensure that we offer the highest quality of diagnostic testing services. This program is designed to satisfy all the requirements necessary for local and state licensures and accreditation for clinical diagnostic laboratories by CAP. We follow the policies and procedures for patient and employee safety, hazardous waste disposal and fire codes stated in the general laboratory procedure manual. We believe that all pertinent regulations of CLIA, the Occupational Safety and Health Administration, the Environmental Protection Agency and the FDA are satisfied by following the established guidelines and procedures of our Quality Management Program.

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

Third-Party Payor Reimbursement

Revenues from our clinical laboratory testing are derived from several different sources. Depending on the billing arrangement, instructions of the ordering physician and applicable law, parties that reimburse us for our services include:

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our testing. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our testing. The previous MAC for California, Palmetto GBA, LLC, which is contracted with CMS to administer the MolDx program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto GBA. Therefore, the enumeration portion of our testing is not currently covered and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 72% and 84% of all billable cases received in 2015 and 2016, respectively, relate to our Target-Selector biomarker assays, we continue to receive orders for our traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. On November 4, 2013, we submitted a comprehensive dossier explaining to Palmetto GBA and Noridian the benefits of CTC enumeration testing in order to seek to persuade the MACs to allow coverage for this portion of our testing. Palmetto GBA responded on November 27, 2013, denying our request for Medicare coverage for the CTC enumeration portion of our testing. We have not received any other indications to suggest that the negative coverage determination will be reversed. The CTC enumeration counts disease burden and is a prognostic test, and although oncologists find the information valuable, it does not currently meet many of the medical necessity requirements of Medicare and the payors. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector assays.

Reimbursement rates paid by private third-party payors can vary based on whether we are considered to be an “in-network” provider, a participating provider, a covered provider, an “out-of-network” provider or a non-participating provider. These definitions can vary among payors, but we are generally considered an “out-of-network” or non-participating provider by the vast majority of private third-party payors. An in-network provider usually has a contract with the payor or benefits provider. This contract governs, among other things, service-level agreements and reimbursement rates. In certain instances, an insurance company may negotiate an in-network rate for our testing. An in-network provider may have rates that are lower per assay than those that are out-of-network, and that rate can vary widely. The rate varies based on the payor, the testing type and often the specifics of the patient’s insurance plan. If a laboratory agrees to contract as an in-network provider, it generally expects to receive quicker payment and access to additional covered patients.

Billing and Billing Codes for Third-Party Payor Reimbursement

CPT codes are the main billing code set used by physicians, hospitals, laboratories and other health care professionals to report separately-payable clinical laboratory and pathology services for reimbursement purposes. The CPT coding system is maintained and updated on an annual basis by the American Medical Association. We believe there are existing codes that describe nearly all of the steps in our testing process. We currently use a combination of codes to bill for our testing and analysis.

In order to ensure our coding is compliant, we have engaged industry experts to provide guidance on the proper coding of our assays. These experts include consultants at Codemap, LLC and ADVI Health, LLC. However, coding can be complex and payors may require differing codes for a given assay to effect payment. Changes in coding and reimbursement could adversely impact our revenues going forward, or payors could request that we reimburse them for payments we have already received. There can be no guarantees that Medicare and other payors will establish new positive or adequate coverage policies or reimbursement rates, or not change existing positive coverage policies, in the future.

We are moving forward with plans to obtain reimbursement coverage for the capture components of our assays. For other tests, we are able to utilize existing CPT codes from the Medicare Physician Fee Schedule and Clinical Laboratory Fee Schedule. For these established CPT codes (for example, the codes for molecular testing, FISH and ICC), positive coverage determinations have been adopted as part of national Medicare policy or under applicable Local Coverage Determinations. Specific codes for our assays, however, do not assure an adequate coverage policy or reimbursement rate. Please see the section entitled “Legislative and Regulatory Changes Impacting Clinical Laboratory Tests” for further discussion of certain legislative and regulatory changes to these billing codes and the anticipated impact on our business.

Coverage and Reimbursement for our Current Assays and our Planned Future Assays

Our Medicare Administrative Contractor has issued a negative coverage determination for the enumeration component of all CTC assays. We have received reimbursement for the enumeration component of our assays from some private payors, including major private third-party payors, based on submission of standard CPT codes. FISH, ICC and Molecular Testing CPT codes are the subject of positive coverage national or local Medicare determinations. We believe these codes can be used to bill for the analysis components of our current and planned future CTC assays, however, CMS, Palmetto or Noridian could adopt specific negative coverage policies for CTCs or ctDNA analysis in the future.

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

Legislative and Regulatory Changes Impacting Clinical Laboratory Tests

From time to time, Congress has revised the Medicare statute and the formulas it establishes for both the Clinical Laboratory Fee Schedule, or CLFS, and the Physician Fee Schedule, or PFS. Annually, CMS releases the payment amounts under the Medicare fee schedules. The rates are important because they not only determine our reimbursement under Medicare, but those payment amounts are also often used as a basis for payment amounts set by other governmental and private third party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients.

In accordance with Section 1833 (h)(2)(A)(i) of the Social Security Act, the annual update to the CLFS for calendar year 2017 is 0.10% (see 42 CFR405.509(b)(1)). With respect to our diagnostic services for which we expect to be reimbursed under PFS, CMS issues a Final Rule on an annual basis. The 2015, 2016 and 2017 PFS Final Rules have included both increases and decreases in certain relative value units and geographic adjustment factors used to determine reimbursement for a number of codes used in our current assays and our planned future assays. These codes describe services that we must perform in connection with our assays and we bill for these codes in connection with the services that we provide.

Under the Protecting Access to Medicare Act of 2014, which was signed to law in April 2014, there were major changes to the payment formula under the CLFS. Beginning January 1, 2016, clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes during a time period to be defined by future regulations. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test is equal to the weighted median amount for the test from the most recent data collection period. The payment rate will apply to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. The impact of this federal legislation on reimbursement for our products is too early to predict.

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

Some of our Medicare claims may be subject to policies issued by Palmetto GBA and Noridian Healthcare Solutions, our former and current MACs for California, respectively. Palmetto GBA is contracted with CMS to administer the MolDx program, which sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays. Palmetto GBA has issued a Local Coverage Determination, whereby Palmetto GBA will not cover many molecular diagnostic assays, such as the enumeration component of our current assays, unless the test is expressly included in a National Coverage Determination issued by CMS or a Local Coverage Determination or coverage article issued by Palmetto GBA. Currently, laboratories may submit coverage determination requests to Palmetto GBA for consideration and apply for a unique billing code for each assay (which is a separate process from the coverage determination). In the event that a non-coverage determination is issued, the laboratory must wait six months following the determination to submit a new request. Palmetto GBA currently has a negative coverage determination for the enumeration component of CTC assays, but there is no such negative coverage determination for the analysis component of such CTC assays. Denial (or continuation of denial) of coverage for the enumeration component of our current and anticipated CTC assays by Palmetto GBA or its successor MAC, Noridian Healthcare Solutions, which adopts coverage policies set by the MolDx program, or reimbursement at inadequate levels, would have a material adverse impact on our business and on market acceptance of our current assays and our planned future assays. Noridian Healthcare Solutions intends to follow, for CTC assays, the positive or negative coverage determinations which from time to time Palmetto GBA makes as well as any coverage policy changes set by the MolDx program. On November 27, 2013, Palmetto GBA denied our request for coverage for the enumeration/detection portion of our testing. We have not received any other indications to suggest that the negative coverage determination will be reversed. The CTC enumeration counts disease burden and is a prognostic test, and although oncologists find this information valuable, it does not meet many of the medical necessity requirements of Medicare and the payors. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector assays.

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

We are subject to survey and inspection every two years to assess compliance with program standards, and may be subject to additional unannounced inspections. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. In addition, a laboratory like ours that is certified as “high complexity” under CLIA may obtain analyte-specific reagents, which are used to develop LDTs.

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

U.S. Food and Drug Administration

We provide our assays as LDTs. Historically the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that offer LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). In recent years, however, the FDA has stated it intends to end its policy of enforcement discretion and regulate certain LDTs as medical devices. To this end, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs)”, respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The FDA has since indicated that it does not intend to modify its policy of enforcement discretion until the draft guidance documents are finalized. The timing of when, or if, the draft guidance documents will be finalized is unclear, and even then, the new regulatory requirements are proposed to be phased-in consistent with the schedule set forth in the guidance (in as little as 12 months after the draft guidance is finalized for certain high-priority LDTs). Nevertheless, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time. LDTs with the same intended use as a cleared or approved companion diagnostic are defined in FDA’s draft guidance as “high-risk LDTs (Class III medical devices)” for which premarket review would be first to occur.

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

Segment and Geographical Information

We operate in one reportable business segment and derive the majority of our revenues from sources within the United States.

Employees

As of December 31, 2016, we had a total of 70 full-time employees and 3 part time employees, 5 of whom hold doctorate degrees and 10 of whom are engaged in full-time research and development activities. We plan to expand production, sales and marketing and our research and development programs, and we plan to hire additional staff as these initiatives are implemented. None of our employees are represented by a labor union.

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

Risks Relating to Our Financial Condition and Capital Requirements

We are an early stage molecular oncology diagnostics company with a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability.

We have historically incurred substantial net losses, including net losses of $16.9 million and $18.4 million for the years ended December 31, 2015 and 2016, respectively, and we have never been profitable. At December 31, 2016, our accumulated deficit was approximately $173.6 million. Before 2008, we were pursuing a business plan relating to fetal genetic disorders and other fields, all of which were unrelated to cancer diagnostics. The portion of our accumulated deficit that relates to the period from inception through December 31, 2007 is approximately $66.5 million.

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

On April 30, 2014, we borrowed $5.0 million pursuant to the terms of a credit facility, or the April 2014 Credit Facility, with Oxford Finance LLC, or Oxford. At December 31, 2016, a principal balance of approximately $3.1 million was outstanding under the April 2014 Credit Facility, of which approximately $1.9 million was due within one year in the absence of subjective acceleration of the April 2014 Credit Facility by Oxford. The April 2014 Credit Facility includes events of default, the occurrence and continuation of which provide Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the loans under the April 2014 Credit Facility, including foreclosure against our properties securing the April 2014 Credit Facility, including our cash. These events of default include, among other things, our failure to pay any amounts due under the April 2014 Credit Facility, a breach of covenants under the April 2014 Credit Facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250,000, and a final judgment against us in an amount greater than $250,000.

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

We are an early stage molecular oncology diagnostics company and have engaged in only limited sales and marketing activities for the cancer diagnostic assays we currently offer through our CLIA-certified, CAP accredited, and state-licensed laboratory. To date, we have received limited revenue.

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

Our success depends on the market’s confidence that we can continue to provide reliable, high-quality assay results. We believe that our customers are likely to be particularly sensitive to assay defects and errors. As a result, the failure of our current or planned future assays, which capture and analyze CTCs and/or ctDNA, to perform as expected regarding the sensitivity, specificity, concordance or reproducibility of such assays, would significantly impair our reputation and the public image of our cancer assays, and we may be subject to legal claims arising from any defects or errors.

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

Our principal competition comes from mainstream diagnostic methods, used by pathologists and oncologists and other physicians for many years, which focus on tumor tissue analysis. The methods or behavior of oncologists and other physicians may be difficult to change regarding the use of our CTC and ctDNA testing, including molecular diagnostic testing, in their practices in conjunction with or instead of tissue biopsies and analysis. In addition, companies offering capital equipment and kits or reagents to local pathology laboratories represent another source of potential competition. These kits are used directly by the pathologist, which can facilitate adoption. We plan to focus our marketing and sales efforts on medical oncologists rather than pathologists.

We also face competition from companies that offer products or are conducting research to develop products for CTC or ctDNA testing in various cancers. CTC and ctDNA testing is a new area of science and we cannot predict what assays others will develop that may compete with or provide results similar or superior to the results we are able to achieve with the assays we develop. Competitors include but are not limited to companies such as Atossa, Qiagen, Roche, Trovagene, Guardant, Janssen Diagnostoric, Alere (Adnagen), Illumina, Apocell, EPIC Sciences, Clearbridge Biomedics, Biodesix, Thermo Fisher Scientific, Foundation Medicine, Neogenomics, Cynvenio Biosystems, Genomic Health, Fluxion Biosciences, RareCells, ScreenCell and Silicon Biosystems. Some of these groups, in addition to operating research and development laboratories, are establishing CLIA-certified testing laboratories while others are focused on selling equipment and reagents.

There are a number of companies which are focused on the oncology diagnostic market, such as Cancer Genetics, Caris, Neogenomics, Agendia and Genoptix, who while not currently offering CTC or ctDNA assays are selling to the medical oncologists and pathologists and could develop or offer CTC or ctDNA assays. Large laboratory services companies such as Quest and LabCorp provide more generalized cancer diagnostic testing but could also offer a CTC or ctDNA test service. Companies like Abbott, Danaher, Qiagen, Thermo Fisher Scientific and others could develop equipment or reagents in the future as well.

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

We expect that biopharmaceutical companies will increasingly focus attention and resources on the personalized cancer diagnostic sector as the potential and prevalence of molecularly targeted oncology therapies approved by the FDA along with companion diagnostics increases. For example, the FDA has approved three such agents: Xalkori® from Pfizer Inc. along with its companion anaplastic lymphoma kinase FISH test from Abbott Laboratories, Inc., Zelboraf® from Daiichi-Sankyo/Genentech/Roche along with its companion B-RAF kinase V600 mutation test from Roche Molecular Systems, Inc. and Tafinlar® from GlaxoSmithKline along with its companion B-RAF kinase V600 mutation test from bioMerieux. Since companion diagnostic tests are part of FDA labeling, non-FDA cleared tests such as ours would be considered an off-label use and this may limit our access to this market segment.

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

In recent years, we have incurred significant costs in connection with the development of cancer diagnostic assays. For the year ended December 31, 2015, our research and development expenses were $2.9 million and our sales and marketing expenses were $3.9 million. For the year ended December 31, 2016, our research and development expenses were $2.7 million and our sales and marketing expenses were $5.1 million. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current assays and our planned future assays, establish a sales and marketing organization, drive adoption of and reimbursement for our diagnostic assays and develop new assays. As a result, we need to generate significant revenues in order to achieve sustained profitability.

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

We are undergoing management transitions, which could adversely affect our business.

We recently hired Timothy C. Kennedy, who serves as our Chief Financial Officer, Senior Vice President of Operations and Secretary, and Michael Terry, who serves as our Senior Vice President Commercial Operations. We intend to recruit and hire other senior executives. Such management transitions subject us to a number of risks, including risks pertaining to coordination of responsibilities and tasks, creation of new management systems and processes, differences in management style, effects on corporate culture, and the need for transfer of historical knowledge, any of which could adversely affect our business.

The loss of key members of our executive management team could adversely affect our business.

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Michael W. Nall, our Chief Executive Officer and President, Lyle J. Arnold, Ph.D., our Senior Vice-President of Research & Development and Chief Scientific Officer, Veena M. Singh, M.D., our Senior Vice President and Senior Medical Director, Michael Terry, our Senior Vice President Commercial Operations, and Timothy C. Kennedy, our Chief Financial Officer, Senior Vice President of Operations and Secretary. The collective efforts of each of these persons and others working with them as a team are critical to us as we continue to develop our technologies, assays and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our executive management team each have employment agreements, however, the existence of an employment agreement does not guarantee retention of members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We do not maintain “key person” life insurance on any of our employees.

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

Some of the components used in our current or planned future products are currently sourced from a supplier for which alternative suppliers exist but we have not validated the products of such alternative suppliers, and substitutes for these components might not be able to be obtained easily or may require substantial design or manufacturing modifications. Any significant problem experienced by any one of our suppliers may result in a delay or interruption in the supply of components to us until that supplier cures the problem or an alternative source of the component is located and qualified. Any delay or interruption would likely lead to a delay or interruption in our manufacturing operations. The inclusion of substitute components must meet our product specifications and could require us to qualify the new supplier with the appropriate government regulatory authorities.

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

If we cannot support demand for our current assays and our planned future assays, including successfully managing the evolution of our laboratory service, our business could suffer.

As our assay volume grows, we will need to increase our testing capacity, implement automation, increase our scale and related processing, customer service, billing, collection and systems process improvements and expand our internal quality assurance program and technology to support testing on a larger scale. Examples of challenges we may face include, but are not limited to, maintaining the same validated sensitivity if our testing for both CTC and ctDNA analysis as our assay volume increases. We will also need additional clinical laboratory scientists and other scientific and technical personnel to process these additional assays. Any increases in scale, related improvements and quality assurance may not be successfully implemented and appropriate personnel may not be available. As additional assays are commercialized, we may need to bring new equipment on line, implement new systems, technology, controls and procedures and hire personnel with different qualifications. Failure to implement or maintain necessary procedures or to hire the necessary personnel could result in a higher cost of processing or an inability to meet market demand. We cannot assure you that we will be able to perform assays on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of our test results or that we will respond successfully to the growing complexity of our testing operations. If we encounter difficulty meeting market demand or quality standards for our current assays and our planned future assays, which capture and analyze CTCs and/or ctDNA and would need to continue to perform as expected regarding their sensitivity, specificity, concordance and reproducibility, our reputation could be harmed and our future prospects and business could suffer, which may have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our business strategy contemplates possible increased international expansion, including partnering with academic and commercial testing laboratories, and introducing our technology outside the United States as part of IVD test kits and/or testing systems utilizing our technologies. Doing business internationally involves a number of risks, including:

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

Any of these risks, if encountered, could significantly harm our future international expansion and operations and consequently, have a material adverse effect on our financial condition, results of operations and cash flows.

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

Although some of these provisions may negatively impact payment rates for clinical laboratory tests, the ACA also extends coverage to over 30 million previously uninsured people, which may result in an increase in the demand for our current assays and our planned future assays. The mandatory purchase of insurance has been strenuously opposed by a number of state governors, resulting in lawsuits challenging the constitutionality of certain provisions of the ACA. In 2012, the Supreme Court upheld the constitutionality of the ACA, with the exception of certain provisions dealing with the expansion of Medicaid coverage under the law. Recently, the U.S. House of Representatives and Senate passed legislation, which, if signed into law by President Trump, would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Protecting Access to Medicare Act of 2014, or PAMA, was signed to law, which, among other things, significantly alters the current payment methodology under the CLFS. Under the new law, starting January 1, 2016 and every three years thereafter (or annually in the case of advanced diagnostic lab tests), clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes during a time period to be defined by future regulations. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test is equal to the weighted median amount for the test from the most recent data collection period. The payment rate will apply to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. Although the PAMA changes are generally viewed by industry as a favorable alternative to other proposals to update the CLFS payment methodology, it is too early to predict the impact on reimbursement for our products. Also under PAMA, the Centers for Medicare & Medicaid Services, or CMS, is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made as of April 1, 2014, CMS is required to assign a unique billing code if one has not already been assigned by the agency. In addition to assigning the code, CMS was required to publicly report payment for the tests no later than January 1, 2016. Also under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. We cannot determine at this time the full impact of PAMA on our business, financial condition and results of operations.

Additionally, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers and suppliers of up to 2% per fiscal year, starting in 2013, and will remain in effect through 2024 unless additional congressional action is taken. The full impact on our business the sequester law is uncertain. In addition, the Middle Class Tax Relief and Job Creation Act of 2012, or MCTRJCA, mandated an additional change in Medicare reimbursement for clinical laboratory tests.

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

We cannot predict whether future health care initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect us. The expansion of government’s role in the U.S. health care industry, and changes to the reimbursement amounts paid by Medicare and other payors for our current assays and our planned future assays, may reduce our profits, if any, and have a materially adverse effect on our business, financial condition, results of operations and cash flows. Moreover, Congress has proposed on several occasions to impose a 20% coinsurance payment requirement on patients for clinical laboratory tests reimbursed under the Medicare Clinical Laboratory Fee Schedule, which would require us to bill patients for these amounts. In the event that Congress were to ever enact such legislation, the cost of billing and collecting for our assays could often exceed the amount actually received from the patient.

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

Approximately 41% and 40% of total revenues during the years ended December 31, 2015 and 2016, respectively, were associated with Medicare reimbursement. For commercial accessions received from January 1, 2016 through December 31, 2016, we estimate the average value to be approximately $1,100 per accession, when we receive payments from third parties. We have not historically been reimbursed at this average rate for a variety of reasons, including billing challenges related to changes in Medicare CPT codes for our FISH assays in 2015, establishing our associated internal processes, and managing an external “out-sourced” billing company. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare-covered portions of our current assays and our planned future assays would, without Medicare reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

In addition, we are currently considered a “non-contracted provider” by many private payors because we have not entered into a specific contract to provide cancer diagnostic assays to their insured patients at specified rates of reimbursement. Additionally, a significant amount of our non-Medicare business (private payors) has historically not been contracted, and reimbursement for this business has historically not been at “in network” rates and has therefore been inconsistent. We first began to contract private payor networks in 2015, and since then our number of accessions treated as “in network” has increased as we continue to execute additional contracts, and reimbursement is improving. We are currently contracted with eight Preferred Provider Organization networks, two large health plans, and three regional Independent Physician Associations, and expect to continue to gain contracts in order to be considered as an “in-network” provider with additional plans. If we were to become a contracted provider with additional payors in the future, the amount of overall reimbursement we receive would likely decrease because we could be reimbursed less money per assay performed at a contracted rate than at a non-contracted rate, which could have a negative impact on our revenues. Further, we typically are unable to collect payments from patients beyond that which is paid by their insurance and will continue to experience lost revenue as a result.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our testing. Because our laboratory is in California, the regional MAC for California is the relevant MAC for all our testing. The previous MAC for California, Palmetto GBA, LLC, which is contracted with CMS to administer the MolDx program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto GBA. Therefore, the enumeration portion of our testing is not currently covered and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 72% and 84% of all billable cases received in 2015 and 2016, respectively, relate to our Target-Selector biomarker assays, we continue to receive orders for traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. On November 4, 2013, we submitted a comprehensive dossier explaining to Palmetto GBA and Noridian the benefits of the enumeration testing in order to seek to persuade the MACs to allow coverage for this portion of our testing. Palmetto GBA responded on November 27, 2013, denying our request for Medicare coverage for the CTC enumeration portion of our testing. We have not received any other indications to suggest that the negative coverage determination will be reversed. The CTC enumeration counts disease burden and is a prognostic test, and although valuable, it does not meet many of the medical necessity requirements of Medicare and the payors. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector assays.

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

The processing of Medicare claims is subject to change at CMS’ discretion at any time. Cost containment initiatives may be a threat to Medicare reimbursement levels (including for the covered components of our current assays and our planned future assays, including FISH analysis and molecular testing) for the foreseeable future.

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

We provide our assays as LDTs. Historically; the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that offer LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). In recent years, however, the FDA has stated it intends to end its policy of enforcement discretion and regulate certain LDTs as medical devices. To this end, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs)”, respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The FDA has indicated that it does not intend to modify its policy of enforcement discretion until the draft guidance documents are finalized. The timing of when, if at all, the draft guidance documents will be finalized is unclear, and even then, the new regulatory requirements are proposed to be phased-in consistent with the schedule set forth in the guidance (in as little as 12 months after the draft guidance is finalized for certain high-priority LDTs). Nevertheless, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time. LDTs with the same intended use as a cleared or approved companion diagnostic are defined in FDA’s draft guidance as “high-risk LDTs (Class III medical devices)” for which premarket review would be first to occur.

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

Further, the ACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain criminal health care fraud statutes. Where the intent requirement has been lowered, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the government may now assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including, among others, administrative, civil and criminal penalties, damages and fines, and/or exclusion from participation in Medicare, Medicaid programs, including the California Medical Assistance Program (Medi-Cal-the California Medicaid program) or other state or federal health care programs. Additionally, we could be required to refund payments received by us, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

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

We have sought to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and products that are important to our business. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. The possibility exists that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

For example, in August 2016, we received a letter from MolecularMD Corp. offering a license to two U.S. Patents owned by the Memorial Sloan-Kettering Cancer Center, and licensed to MolecularMD Corp., that are relevant to one of the biomarkers we detect in our Liquid Biopsy Non-Small Cell Lung Cancer Profile Target-Selector™ assay and our Liquid Biopsy Lung Cancer Resistance Profile Target-Selector™ assay. One of the two patents is expected to expire in 2026. The other patent is expected to expire in 2028. Although we believe that the claims of both patents relevant to our assays would likely be held invalid, we cannot provide any assurances that a court or an administrative agency would agree with our assessment. If the validity of the relevant claims in question is upheld upon a validity challenge, then we may be liable for past damages and would need a license in order to continue commercializing our Liquid Biopsy Non-Small Cell Lung Cancer Profile Target-Selector Assay and our Liquid Biopsy Lung Cancer Resistance Profile Target-Selector Assay in the United States. However, such a license may not be available on commercially reasonable terms or at all, which could materially and adversely affect our business.

In addition, we are aware of a U.S. Patent owned by Amgen, Inc. that is relevant to one of the biomarkers we detect in our Liquid Biopsy Non-Small Cell Lung Cancer Profile Target-Selector assay and our Liquid Biopsy Lung Cancer Resistance Profile Target-Selector assay. The patent is expected to expire in 2028. Although we believe that the claims of the patent relevant to our assays would likely be held invalid, we cannot provide any assurances that a court or an administrative agency would agree with our assessment. If the validity of the relevant claims in question is upheld upon a validity challenge, then we may be liable for past damages and would need a license in order to continue commercializing our Liquid Biopsy Non-Small Cell Lung Cancer Profile Target-Selector assay and our Liquid Biopsy Lung Cancer Resistance Profile Target-Selector assay in the United States. However, such a license may not be available on commercially reasonable terms or at all, which could materially and adversely affect our business.

We are also aware of a U.S. Patent owned by Genentech, Inc. that is relevant to one of the biomarkers we detect in our Liquid Biopsy Lung Cancer Resistance Profile Target-Selector assay and our Liquid Biopsy Colon Cancer Profile Target-Selector assay. The patent is expected to expire in 2025. Although we believe that the claims of the patent relevant to our assays would likely be held invalid, we cannot provide any assurances that a court or an administrative agency would agree with our assessment. If the validity of the relevant claims in question is upheld upon a validity challenge, then we may be liable for past damages and would need a license in order to continue commercializing our Liquid Biopsy Lung Cancer Resistance

Profile Target-Selector assay and our Liquid Biopsy Colon Cancer Profile Target-Selector assay in the United States. However, such a license may not be available on commercially reasonable terms or at all, which could materially and adversely affect our business.

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

Before our initial public offering, there was no public market for our common stock. Market prices for securities of early-stage life sciences companies have historically been particularly volatile. The factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

•	Progress, or lack of progress, in developing and commercializing our current assays and our planned future assays;

•	favorable or unfavorable decisions about our assays from government regulators, insurance companies or other third- party payors;
•	our ability to remain compliant with the terms of our April 2014 Credit Facility;
•	our ability to recruit and retain qualified research and development personnel;
•	changes in investors’ and securities analysts’ perception of the business risks and conditions of our business;
•	changes in our relationship with key collaborators;
•	changes in the market valuation or earnings of our competitors or companies viewed as similar to us;
•	changes in key personnel;
•	depth of the trading market in our common stock;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the granting or exercise of employee stock options or other equity awards;
•	realization of any of the risks described herein; and
•	general market and economic conditions.

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

If we fail to satisfy the continued listing requirements of The NASDAQ Capital Market, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum stockholders’ equity requirement, NASDAQ may take steps to de-list our common stock. For example, in May 2016, we received a letter from NASDAQ indicating that we are not in compliance with the minimum stockholders’ equity requirement of NASDAQ Listing Rule 5550(b)(1), and in both June and November 2016, we received letters from NASDAQ indicating that we are not in compliance with the minimum bid price requirement of NASDAQ Listing Rule 5550(a)(2). If we fail to maintain compliance with these, or any other of the continued listing requirements of The NASDAQ Capital Market, NASDAQ may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with NASDAQ’s listing requirements.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on The NASDAQ Capital Market, and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

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

Future sales of our common stock or other securities, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.

Sales of substantial amounts of our common stock or other securities, or the perception that these sales may occur, could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, in May 2015, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as our public float is less than $75 million. To date, we have sold 1,662,191 shares of our common stock and warrants to purchase up to an aggregate of 1,163,526 shares of common stock under this registration statement. In connection with our public offering in May 2016, we have agreed to certain contractual terms that limit our ability to issue variable rate securities for a period of one year. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings. Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under this shelf registration statement may cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this shelf registration statement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.

We had outstanding 22,280,247 shares of common stock as of March 24, 2017, of which no more than 1,555,289 are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of March 24, 2017, we had outstanding options to purchase 868,573 shares of our common stock, 174,249 shares of common stock were issuable upon the settlement of outstanding restricted stock units, or RSUs, and 6,843,666 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options or upon the settlement of outstanding RSUs generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

Our ability to utilize our estimated federal net operating loss, carryforwards and federal tax credits may be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code. The limitations apply if an “ownership change,” as defined by Section 382 of the Code, occurs. If we have experienced an ownership change at any time since our formation, we may already be subject to limitations on our ability to utilize our existing net operating losses and other tax attributes to offset taxable income. In addition, future changes in our stock ownership (including in connection with future offerings, as well as other changes that may be outside of our control), may trigger an ownership change and, consequently, limitations under Sections 382 and 383 of the Code. As a result, if we earn net taxable income, our ability to use our estimated pre-change net operating loss carryforwards and other tax attributes to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. As of December 31, 2016, we had estimated federal and state net operating loss carryforwards of approximately $5.3 million and $8.6 million, respectively, and estimated federal and California research and development credits of approximately $0.0 million and $3.4 million, respectively, which could be limited if we have experienced or do experience any “ownership changes.” We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future, however, we believe ownership changes likely occurred in both 2015 and 2016. As a result, we have estimated that the use of our net operating loss is limited and the amounts above represent the remaining net operating loss carryforwards and research and development credits we estimate can be used in the future, which remain fully offset by a valuation allowance to reduce the net asset to zero.

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

We have a lease for approximately 48,000 square feet of space in San Diego, California for use as a clinical reference laboratory and corporate headquarters, including manufacturing and research laboratories. The average rent for the remaining lease period is approximately $116,800 per month. This lease expires in July 2020.

Pursuant to a sublease agreement dated March 30, 2015, we subleased 9,849 square feet, plus free use of an additional area, of our San Diego facility to an entity affiliated with our non-executive Chairman for $12,804 per month, with a refundable security deposit of $12,804 due from the subtenant. The initial term of the sublease expired on July 31, 2015, and is subject to renewal on a month-to-month basis thereafter. On February 1, 2017, we received notice from the subtenant terminating the sublease effective March 31, 2017.

Item 3.	Legal Proceedings.

In the normal course of business, we may be involved in legal proceedings or threatened legal proceedings. We are not party to any legal proceedings or aware of any threatened legal proceedings which are expected to have a material adverse effect on our financial condition, results of operations or liquidity.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on The NASDAQ Capital Market under the symbol “BIOC.” The following table sets forth the high and low sales prices per share of our common stock as reported on The NASDAQ Capital Market for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	For the year ended December 31, 2016
	High	Low
First Quarter	$5.64	$3.15
Second Quarter	$4.29	$1.68
Third Quarter	$2.40	$1.42
Fourth Quarter	$1.60	$0.74

	For the year ended December 31, 2015
	High	Low
First Quarter	$14.73	$3.27
Second Quarter	$12.33	$6.18
Third Quarter	$9.27	$5.04
Fourth Quarter	$7.68	$3.78

The last sale price for our common stock as reported by The NASDAQ Capital Market on March 24, 2017 was $2.23 per share.

Holders of Record

As of March 24, 2017, there were 201 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are an early stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or “liquid biopsy.” Our assays provide, and our planned future assays will provide, information to oncologists and other physicians that enable them to select appropriate personalized treatment for their patients who have been diagnosed with cancer based on molecular drivers and markers of their disease and when traditional methodologies such as tissue biopsies are insufficient or unavailable. Our assays have potential to provide more contemporaneous information on the characteristics of a patients’ disease compared with traditional methodologies such as tissue biopsy and imaging.

Our current assays and our planned future assays focus on key solid tumor indications utilizing our Target-SelectorTM liquid biopsy offering for the biomarker analysis of CTCs and ctDNA from a standard blood sample. Our patented Target-Selector CTC offering is based on an internally developed microfluidics-based cell capture and analysis platform, with enabling features that change how CTC testing is used by clinicians. Our Target-Selector platforms provide both biomarker detection as well as monitoring capabilities, and require only a patient blood sample. Our patent pending Target-Selector ctDNA technology enables mutation detection with enhanced sensitivity and specificity, and is applicable to nucleic acid from ctDNA or other sample types, such as CTCs, red blood cells, or cerebrospinal fluid. We believe that our Target-Selector platform technology has potential to be developed and commercialized as in vitro diagnostic (IVD) test kits, and we are currently pursuing this option.

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and accredited by the College of American Pathologists. We manufacture our microfluidic channels, related equipment and certain reagents to perform our current assays and our planned future assays at this facility. CLIA certification is required before any clinical laboratory, including ours, may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, or treatment of disease or the assessment of health. The assays we offer and intend to offer are classified as laboratory developed tests, or LDTs, under CLIA regulations. In addition, we also participate in and have received College of American Pathologists, or CAP, accreditation, which includes requires rigorous bi-annual laboratory inspections and an adherence to specific quality standards.

We have commercialized our Target-Selector assays for a number of solid tumor indications such as: breast cancer, non-small cell lung cancer, or NSCLC, small cell lung cancer, or SCLC, gastric cancer, colorectal cancer, prostate cancer, and melanoma. These assays utilize our dual CTC and ctDNA technology platform and provide biomarker analysis from a patient’s blood sample.

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

The lung cancer biomarker analyses currently include FISH testing for ALK, ROS1, RET, MET and FGFR1 gene rearrangements and mutation analysis of the T790M, Deletion 19, and L858R mutations of the epidermal growth factor receptor, or EGFR, gene as well as BRAF and KRAS using our Target-Selector ctDNA platform. The L858R mutation of the EGFR gene and Exon 19 deletions as activators of EGFR kinase activity are associated with the drugs Tarceva®, Gilotrif® and Iressa®. For lung cancer, we also offer a resistance profile assay consisting of the biomarkers MET, HER2 (both of which we perform using our technology for CTCs), KRAS, and T790M (both of which are performed using ctDNA in plasma). This assay could be used by physicians to identify the mechanism causing disease progression for patients with NSCLC who are being treated with TKI therapy and therefore could qualify for inclusion in a clinical trial. In November 2015, Tagrisso® was approved by the U.S. Food and Drug Administration, providing another biomarker-based therapy for the treatment of patients with EGFR related lung cancer. Tagrisso® is indicated for the treatment of patients with metastatic EGFR T790M mutation-positive NSCLC, who have progressed on or after EGFR tyrosine kinase inhibitor therapy.

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

We analytically validated PD-L1 testing utilizing our CTC technology in 2016. PD-L1 is a biomarker that is informative for immuno-oncology therapies currently marketed today for lung cancer and melanoma, as well as for therapies in development for multiple tumor types. We collaborated with David Rimm, M.D., Ph.D., a pathologist at Yale Medical School, on the analytical development of this assay.

We plan to add other biomarker analyses, such as ESR1 and NRAS, on blood samples to our current assays and our planned future Target-Selector assays as their relevance is demonstrated in clinical trials and/or included in guidelines used by physicians to make treatment decisions. In addition, we plan to offer multiplexed assays which allow the detection and quantification of multiple biomarkers in a single assay.

We continue to execute on our strategies intended to expand our business globally as well as engaging with pharmaceutical companies on clinical trials and assay development. We have executed distribution agreements in Mexico with Quest Diagnostics to support testing for a large pharmaceutical partner, as well as an agreement with Progenetics to market our assays in Israel for clinical testing. In addition, we have distribution agreements in place in Turkey, the Czech Republic, the Philippines, Peru, Columbia and Canada.

We announced three additional pharmaceutical collaborations during 2016. The first agreement is to provide testing for a clinical trial that includes patients who have leptomeningeal disease or metastatic lung cancer in the brain. In this exploratory trial, we are testing both cerebral spinal fluid and blood for molecular alterations that could be impacted by treatment. The second agreement is a large milestone-based multi-project assay development collaboration focused on multiple tumor types including breast cancer and on multiple tumor types including breast cancer and hepatocellular carcinoma, or liver cancer, whereby we intend to develop assays utilizing both our CTC and ctDNA technologies for clinical trials. The third collaboration involves a study presented at the European Society for Medical Oncology, or ESMO, Annual Congress in October 2016, whereby collaborators from a large pharmaceutical company, and academic investigators, demonstrated a high concordance between our Target-Selector liquid biopsy and tissue biopsy. Subsequent to this study, we have earned business in both Mexico and Columbia for EGFR testing in blood to qualify patients for a pharmaceutical company’s targeted therapy.

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

Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan depends on our ability to continue to develop and commercialize assays through our CLIA-certified, CAP-accredited, and state-licensed laboratory. We have launched our Target-Selector offering for breast cancer, lung cancer, gastric cancer, colorectal cancer, prostate cancer, and melanoma, and plan to continue to launch a series of cancer diagnostic assays for different predictive biomarkers assays in the United States as LDTs performed in our laboratory, and enhance revenue for these products through the efforts of our sales and marketing organization, which we plan to expand. Our sales strategy is to engage oncologists and other physicians in the United States at private and group practices, hospitals and cancer centers. We also plan to evaluate potential opportunities for the commercialization of our products in other countries. In addition to testing for physicians and their patients, we offer clinical trials testing and research services to help increase the efficiency and economic viability of clinical trials for pharmaceutical and biopharmaceutical companies and clinical research organizations both within and outside of the United States. We are currently exploring the possibility of introducing ctDNA technology outside the United States as part of IVD test kits and/or testing systems utilizing our Target-Selector technologies. We plan to cooperate with partners on accessing markets internationally. We plan for this to be accomplished either through partnerships with local groups and distributors or the development of IVDs and/or test systems, including instrumentation. We also have a research and development program focused on technology enhancements, novel platform development, and evaluating clinical applications for our cancer diagnostic tests in different cancer types and clinical settings.

To facilitate market adoption of our assays, we anticipate having to successfully complete additional clinical utility studies with clinical samples to generate clinical utility data and then publish our results in peer-reviewed scientific journals. Our ability to complete such clinical studies is dependent upon our ability to leverage our collaborative relationships with leading institutions to facilitate our research, to conduct the appropriate clinical studies and to obtain favorable clinical data. We collaborate with physicians and researchers at Sarah Cannon Research Institute, Baylor College of Medicine, The University of Texas MD Anderson Cancer Center, the Dana-Farber Cancer Institute, the University of California, San Diego, University of California, Irvine, Washington University, University of Colorado, Yale University, the University of Minnesota, the John Wayne Cancer Institute, and Columbia University and plan to expand our collaborative relationships to include other key thought leaders at other institutions for the cancer types we target with our Target-Selector commercialized assays and our planned future assays. Such relationships help us develop and validate the effectiveness and utility of our commercialized assays and our planned future assays in specific clinical settings and provide us access to patient samples and data.

We believe that the factors discussed in the following paragraphs have had and are expected to continue to have a material impact on our results of operations and financial condition.

Revenues

The following table sets forth certain information concerning our commercial cases accessioned for the periods shown:

	Year Ended December 31,		Change
	2015	2016	#	%
Commercial cases accessioned	1,608	3,676	2,068	129%

Revenues from commercial cases are recognized as collected, and the expected collection period for a commercial case often extends beyond the end of the quarter in which accessioned, with multiple payments received per case. For commercial accessions received during the years ended December 31, 2015 and 2016, the average number of tests performed increased from 2.6 tests per accession to 3.6 tests per accession, respectively, as the number of commercialized assays we offer has increased. Approximately 41% and 40% of total revenues during the years ended December 31, 2015 and 2016, respectively, were associated with Medicare reimbursement. For commercial accessions received from January 1, 2016 through December 31, 2016, we estimate the average value to be approximately $1,100 per accession, when we receive payments from third parties. We have not historically been reimbursed at these average rates for a variety of reasons, including billing challenges related to changes in Medicare CPT codes for our FISH assays in 2015, establishing our associated internal processes, and managing an external “out-sourced” billing company. Additionally, a significant amount of our non-Medicare business (private payors) has historically not been contracted, and reimbursement for this business has historically not been at “in network” rates and has therefore been inconsistent. We first began to contract private payor networks in 2015, and since then our number of accessions treated as “in network” has increased as we continue to execute additional contracts, and reimbursement is improving. We are currently contracted with eight Preferred Provider Organization networks, two large health plans, and three regional Independent Physician Associations, and expect to continue to gain contracts in order to be considered as an “in-network” provider with additional plans.

During the years ended December 31, 2015 and 2016, approximately $69,000 and $221,000 or 11% and 7%, respectively, of our total annual revenues were billed to clinical partners. The clinical laboratory industry is highly competitive, and our relationships and our partners’ relationships with decision-makers at hospitals, cancer centers or physician offices is a critical component of securing their business. Consequently, our ability to establish and manage partnerships with groups that have sales and marketing capabilities in our target markets and attract and maintain productive sales personnel that have and can grow these relationships will largely determine our ability to grow our clinical services revenue.

Costs and Expenses

We classify our costs and expenses into four categories: cost of revenues, research and development, sales and marketing, and general and administrative. Our costs and expenses principally consist of facility costs and overhead, personnel costs, outside services and consulting costs, laboratory consumables, development costs, and legal fees.

Cost of Revenues. Our cost of revenues consists principally of facility costs and overhead, personnel costs, and laboratory and manufacturing supplies. We are pursuing various strategies to reduce and control our cost of revenues, including automating aspects of our processes, developing more efficient technology and methods, attempting to negotiate improved terms and volume discounts with our suppliers and exploring relocating our operations to a lower-cost facility.

Research and Development Expenses. We incur research and development expenses principally in connection with our efforts to develop and improve our tests. Our primary research and development expenses consist of direct personnel costs, laboratory equipment and consumables and overhead expenses. We anticipate that research and development expenses will remain consistent in the near-term, principally to develop and validate tests in our pipeline and to perform work associated with clinical utility studies and development collaborations. In addition, we expect that our costs related to collaborations with research and academic institutions will increase. All research and development expenses are charged to operations in the periods in which they are incurred.

Sales and Marketing Expenses. Our sales and marketing expenses consist principally of personnel and related overhead costs for our sales team and their support personnel, travel and entertainment expenses, and other selling costs including sales collaterals and trade shows.

General and Administrative Expenses. General and administrative expenses consist principally of personnel-related expenses, professional fees, such as legal, accounting and business consultants, third party billing provider fees, occupancy costs, and other general expenses. We expect that our general and administrative expenses will increase as we expand our business operations. We further expect that general and administrative expenses will increase significantly due to increased information technology, legal, insurance, accounting and financial reporting expenses associated with expanded commercial activities.

Seasonality

We expect our test volume to decrease during vacation and holiday seasons, and also during the winter season in colder climates experiencing prolonged adverse weather conditions, when patients are less likely to visit their health care providers. We also expect relatively lower cash receipts in the first quarter of each year, as annual patient deductibles generally reset on January 1 of each year. We expect these trends in seasonality to continue for the foreseeable future.

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

•	Revenue recognition; and
•	stock-based compensation.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of ASC Topic 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option pricing model, or Black-Scholes valuation model. The fair value of RSUs is determined by the price of our common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. We estimate forfeitures at the time of grant and revise our estimates in subsequent periods if actual forfeitures differ from those estimates.

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

Results of Operations

Years Ended December 31, 2015 and 2016

The following table sets forth certain information concerning our results of operations for the periods shown:

	For the year ended December 31,		Change
	2015	2016	$	%
(dollars in thousands)
Revenues	$610	$3,223	$2,613	428%
Cost of revenues	4,596	6,920	2,324	51%
Research and development expenses	2,858	2,713	(145)	(5%)
General and administrative expenses	5,687	6,561	874	15%
Sales and marketing expenses	3,880	5,054	1,174	30%
Loss from operations	(16,411)	(18,025)	(1,614)	10%
Interest expense, net	(639)	(526)	113	(18%)
Other income	102	154	52	51%
Loss before income taxes	(16,948)	(18,397)	(1,449)	9%
Income tax expense	(2)	(2)	—	—
Net loss	$(16,950)	$(18,399)	$(1,449)	9%

Revenues

Revenues were approximately $3,223,000 for the year ended December 31, 2016, compared with approximately $610,000 for the same period in 2015, an increase of $2,613,000, or 428%. The increase was due to an increase of approximately $2,427,000 in commercial assay revenues resulting primarily from increases in both commercial accession volume and collections made thereon, as well as an increase of approximately $186,000 in development services revenues with 535 development services accessions received during the year ended December 31, 2016 as compared to 216 accessions received during the same period in 2015.

Costs and Expenses

Costs of Revenues. Cost of revenues was approximately $6,920,000 for the year ended December 31, 2016, compared with approximately $4,596,000 for the year ended December 31, 2015, an increase of $2,324,000, or 51%. The increase was primarily attributable to an increase of approximately $1,052,000 in personnel costs mainly related to higher assay volume as the average number of laboratory and other direct employees increased from an average of 20 employees during the year ended December 31, 2015 to 28 employees during the same period in 2016, an increase of approximately $988,000 in direct materials costs also related to higher assay volume, as well as an increase of approximately $219,000 related to fewer laboratory costs charged to research and development.

Research and Development Expenses. Research and development expenses were approximately $2,713,000 for the year ended December 31, 2016, compared with approximately $2,858,000 for the year ended December 31, 2015, a decrease of $145,000, or 5%. The decrease was primarily attributable to a decrease of approximately $219,000 related to fewer laboratory costs charged to research and development, a decrease of approximately $34,000 in third party consulting fees, and a decrease of approximately $31,000 in depreciation expense, partially offset by an increase of approximately $138,000 related to an increase in the average number of employees included in the research and development function from 8 employees during the year ended December 31, 2015 to 10 employees during the same period in 2016.

General and Administrative Expenses. General and administrative expenses were approximately $6,561,000 for the year ended December 31, 2016, compared with approximately $5,687,000 for the year ended December 31, 2015, an increase of $874,000, or 15%. The increase was primarily due to an increase of approximately $237,000 in third party billing fees associated with increased cash collections, an increase of approximately $227,000 in consulting and other third party service provider costs mainly related to expanded commercial activities, an increase of approximately $229,000 in personnel costs related to an increase in the average number of employees included in the general and administrative function from 7 employees during the year ended December 31, 2015 to 9 employees during the same period in 2016, an increase of approximately $87,000 due to increased allocated facility costs and depreciation, as well as an increase of approximately $81,000 in legal fees.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $5,054,000 for the year ended December 31, 2016, compared with approximately $3,880,000 for the year ended December 31, 2015, an increase of $1,175,000, or 30%. The increase was primarily due to an increase of approximately $899,000 in personnel costs and travel expenses associated with an increase in the average number of employees included in the sales and marketing function from 13 employees during the year ended December 31, 2015 to 15 employees during the same period in 2016, as well as an increase of approximately $268,000 in consulting and other third party service provider costs associated with expanded commercial activities.

Income Tax Expense

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

We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future, however, we believe ownership changes likely occurred during both 2015 and 2016. As a result, we have estimated that the use of our net operating loss is limited and the remaining net operating loss carryforwards and research and development credits we estimate can be used in the future remain fully offset by a valuation allowance to reduce the net asset to zero.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

Liquidity and Capital Resources

We are actively working to improve our financial position and enable the growth of our business, by raising new capital and generating revenues.

Equity Financings

Pursuant to an underwriting agreement dated February 9, 2015 between us, Aegis Capital Corp. and Feltl and Company, Inc., as underwriters named therein, a public offering of 2,666,666 shares of our common stock and warrants to purchase up to an aggregate of 2,666,666 shares of our common stock was effected at a combined offering price of $3.75. The estimated grant date fair value of these warrants of $7.7 million was recorded as an offset to additional paid-in capital within common stock issuance upon the closing of this offering. All warrants sold in this offering have a per share exercise price of $4.68, are exercisable immediately and expire five years from the date of issuance. The closing of the sale of these securities to the underwriters occurred on February 13, 2015, when we received $8.8 million of net cash proceeds. Additionally, the underwriters were granted a 45-day option to purchase up to 400,000 additional shares of common stock at a price of $3.75 per share and/or additional warrants to purchase up to 400,000 shares of common stock at a price of $0.0003 per warrant, less underwriting discounts and commissions, to cover overallotments, if any, which was not exercised. The estimated grant date fair value of the overallotment options and warrants of $1.6 million was recorded as an offset to additional paid-in capital within common stock issuance costs upon the closing of this offering. Subsequent to the closing of this offering on February 13, 2015, additional cash proceeds of $9.8 million have been received from the exercise of warrants sold in this offering. As such, the aggregate total net increase in capital related to this offering has been approximately $18.6 million.

In May 2015, the SEC declared effective a shelf registration statement filed by us. The shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as our public float is less than

$75 million. Pursuant to an exclusive placement agent agreement dated April 25, 2016 between us and H.C. Wainwright & Co., LLC, or Wainwright, and a securities purchase agreement dated April 29, 2016 between us and the purchasers signatory thereto, a public offering of 1,662,191 shares of our common stock and warrants to purchase up to an aggregate of 1,163,526 shares of our common stock was effected under this registration statement at a combined offering price of $3.00. All warrants sold in this offering have a per share exercise price of $3.90, are exercisable immediately and expire five years from the date of issuance. The closing of the sale of these securities to the purchasers occurred on May 4, 2016, pursuant to which we received approximately $4.3 million of net cash proceeds. Subsequent to the closing of this public offering on May 4, 2016, no warrants sold in this offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. In connection with our public offering in May 2016, we have agreed to certain contractual terms that limit our ability to issue variable rate securities for a period of one year. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

On December 21, 2015, we entered into a common stock purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital, which committed to purchase up to an aggregate of $15.0 million of shares of our common stock over the 30-month term of the common stock purchase agreement. On November 4, 2016, we voluntarily terminated this common stock purchase agreement. Upon execution of the common stock purchase agreement, we sold to Aspire Capital 208,334 shares of common stock at $4.80 per share for proceeds of $1,000,000, and concurrently also entered into a registration rights agreement with Aspire Capital, pursuant to which we filed a registration statement registering the sale of the shares of our common stock that were issued to Aspire Capital under the common stock purchase agreement. In consideration for entering into, and concurrently with the execution of, the common stock purchase agreement, we issued to Aspire Capital 55,000 shares of our common stock. The proceeds received by us under the common stock purchase agreement were used for working capital and general corporate purposes. During the year ended December 31, 2016, we submitted purchase notices to Aspire Capital for an aggregate of 173,145 shares of common stock for gross proceeds of $544,051. Costs associated with this offering of approximately $42,000 and $79,000 during the years ended December 31, 2015 and 2016, respectively, were recorded as an offset to additional paid-in capital, and as such, the aggregate total net increase in capital related to these transactions was approximately $1.4 million.

Pursuant to an underwriting agreement dated October 14, 2016 between us, Roth Capital Partners, LLC and Feltl and Company, Inc., as underwriters named therein, a public offering of 9,100,000 shares of our common stock and warrants to purchase up to an aggregate of 9,100,000 shares of common stock was effected at a combined offering price of $1.10. The estimated grant date fair value of these warrants of approximately $5.2 million was recorded as an offset to additional paid-in capital within common stock issuance upon the closing of this offering. Additionally, the underwriters were granted a 30-day option to purchase up to 1,365,000 additional shares of common stock at a price of $1.0331 per share, net of the underwriting discount, and/or additional warrants to purchase up to 1,365,000 shares of common stock at a price of $0.0009 per warrant to cover overallotments, if any, of which the underwriters exercised their overallotment option to purchase 627,131 option warrants for total proceeds to us of $564. The estimated aggregate grant date fair value of the overallotment options and warrants of approximately $0.8 million was recorded as an offset to additional paid-in capital within common stock issuance costs upon the closing of this offering. All warrants sold in this offering have a per share exercise price of $1.10, are exercisable immediately and expire five years from the date of issuance. The closing of the sale of these securities to the underwriters occurred on October 19, 2016, when we received $9.0 million of net cash proceeds. Subsequent to December 31, 2016, approximately $5.3 million of additional cash proceeds had been received from the exercise of warrants sold in this offering. As such, the total net increase in capital as a result of the sale of these shares and warrants has been $14.3 million.

Debt Financing

On April 30, 2014, we received net cash proceeds of approximately $4,898,000 pursuant to the execution of the April 2014 Credit Facility with Oxford Finance LLC. Upon the entry into the April 2014 Credit Facility, we were required to pay the lender a facility fee of $50,000 in conjunction with the funding of the term loan. The April 2014 Credit Facility is secured by substantially all of our personal property other than our intellectual property. Amounts due to Oxford Finance LLC under the April 2014 Credit Facility are callable before maturity by the lender under certain subjective acceleration clauses of the underlying agreement, including changes deemed to be materially adverse by the lender. The term loan under the April 2014 Credit Facility bears interest at an annual rate equal to the greater of (i) 7.95% or (ii) the sum of (a) the three-month U.S. LIBOR rate reported in the Wall Street Journal three business days prior to the funding date of the term loan, plus (b) 7.71%. The term loan bears interest at an annual rate of 7.95%. We were required to make interest-only payments on the term loan through August 1, 2015. The outstanding term loan under the April 2014 Credit Facility began amortizing at the end of the applicable interest-only period, with monthly payments of principal and interest being made by us to the lender in consecutive monthly installments following such interest-only period. The term loan under the April 2014 Credit Facility matures on July 1, 2018. Under the original terms of the underlying agreement, we are also required to make a final payment to the lender equal to 5.5% of the original principal amount of the term loan funded. At our option, we may prepay the outstanding principal balance of the term loan in whole but not in part, subject to a prepayment fee of 1% of any amount prepaid.

On June 30, 2016, we entered into an amendment of the April 2014 Credit Facility. This amendment required us to make interest-only payments on the term loan from July 1, 2016 through September 30, 2016, and also requires an additional final payment of $50,000 to the lender. The terms of the amendment require the amortization of the outstanding amount due under the term loan to commence at the end of the applicable interest-only period, with monthly payments of principal and interest, in arrears, being made by us to the lender in consecutive monthly installments following such interest-only period. Additionally, pursuant to the amendment the aggregate outstanding principal amount of our permitted indebtedness, consisting of capitalized lease obligations and purchase money indebtedness outstanding at any time, was increased to $1.2 million. The June 30, 2016 amendment of our April 2014 Credit Facility was accounted for as a modification of debt under applicable accounting guidance.

The April 2014 Credit Facility includes affirmative and negative covenants applicable to us and any subsidiaries created in the future. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, selling assets, and suffering a change in control, in each case subject to certain exceptions. The April 2014 Credit Facility also includes events of default, the occurrence and continuation of which provide Oxford Finance LLC, as collateral agent, with the right to exercise remedies against us and the collateral securing the term loan under the April 2014 Credit Facility, including foreclosure against our properties securing the April 2014 Credit Facility, including our cash. These events of default include, among other things, our failure to pay any amounts due under the April 2014 Credit Facility, a breach of covenants under the April 2014 Credit Facility, insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250,000, and a final judgment against us in an amount greater than $250,000.

A warrant to purchase up to 17,655 shares of our common stock at an exercise price of $14.16 per share with a term of 10 years was issued to Oxford Finance LLC on April 30, 2014. Issuance costs of $102,498 associated with the term loan under the April 2014 Credit Facility were recorded as a discount to outstanding debt as of the closing date, resulting in net proceeds of $4,897,502. The estimated fair value of the warrant issued of $233,107 was also recorded as a discount to outstanding debt as of the closing date. The discounts and other issuance costs are amortized to interest expense utilizing the effective interest method over the underlying term of the loan. The effective annual interest rate associated with the April 2014 Credit Facility was 11.50% and 13.87% at December 31, 2015 and December 31, 2016, respectively.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	For the year ended December 31,
	2015	2016
(dollars in thousands)
Cash provided by/(used in):
Operating activities	$(15,155)	$(15,697)
Investing activities	(165)	(451)
Financing activities	18,777	11,936
Net increase/(decrease) in cash	$3,457	$(4,212)

Cash Used in Operating Activities. Net cash used in operating activities was $15.7 million for the year ended December 31, 2016, compared to net cash used in operating activities of $15.2 million for the year ended December 31, 2015. The net increase of $0.5 million in cash used in operating activities for the year ended December 31, 2016 as compared to the same period in 2015 was primarily related to an increase of $1.4 million in cash used to fund our net loss, partially offset by an increase of approximately $0.7 million in cash provided by operating assets and liabilities, as well as an increase of $0.2 million in adjustments to reconcile net loss to net cash used in operating activities primarily related to stock compensation expense, depreciation expense, and non-cash interest expense.

Cash Used in Investing Activities. Net cash used in investing activities of approximately $451,000 and $165,000 during the years ended December 31, 2016 and 2015, respectively, was related to the acquisition of fixed assets.

Cash Provided by Financing Activities. Net cash provided by financing activities was $11.9 million for the year ended December 31, 2016, compared to net cash provided by financing activities of $18.8 million for the year ended December 31, 2015. Our primary sources of cash from financing during the year ended December 31, 2015 consisted of proceeds from our public offering in February 2015 and the exercise of common stock warrants sold in that offering. Our primary sources of cash from financing during the year ended December 31, 2016 consisted of $9.0 million and $4.3 million in net proceeds from our public offerings in October 2016 and May 2016, respectively, as well as $0.5 million in proceeds from the sale of common stock to Aspire Capital under our then-existing common stock purchase agreement, which was partially offset by $1.8 million of principal payments made on indebtedness.

Capital Resources and Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. It may take several years to achieve positive operational cash flow or we may not ever achieve positive operational cash flow. We expect that we will use the net proceeds from our sale of equity securities, if any, cash received from the licensing of our technology, if any, and our revenues from operations to hire sales and marketing personnel, support increased sales and marketing activities, fund further research and development, clinical utility studies and future enhancements of our assays, acquire equipment, implement automation and scale our capabilities to prepare for significant assay volume, for general corporate purposes and to fund ongoing operations and the expansion of our business, including the increased costs associated with expanded commercial activities. We may also use the net proceeds from our sale of equity securities, if any, to acquire or invest in businesses, technologies, services or products, although we do not have any current plans to do so.

As of December 31, 2016, our cash totaled $4.6 million, and our outstanding net indebtedness totaled $4.4 million. While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. Management expects that we will need additional financing to execute on our current or future business strategies beyond July 2017.

On February 13, 2015, we received net cash proceeds of $8.8 million as a result of the closing of a follow-on public offering. Subsequent to the closing of this follow-on public offering on February 13, 2015, additional cash proceeds of approximately $9.8 million have been received from the exercise of warrants sold in this offering, while approximately $2.7 million in gross warrant proceeds remain outstanding and available to be exercised at $4.68 per share until their expiration in February 2020.

In May 2015, the SEC declared effective a shelf registration statement filed by us. The shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as our public float is less than $75 million. Pursuant to an exclusive placement agent agreement dated April 25, 2016 between us and H.C. Wainwright & Co., LLC, or Wainwright, and a securities purchase agreement dated April 29, 2016 between us and the purchasers signatory thereto, we received approximately $4.3 million of net cash proceeds upon the sale of our common stock and warrants to purchase our common stock. Subsequent to the closing of this public offering on May 4, 2016, no warrants sold in this offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. In connection with our public offering in May 2016, we have agreed to certain contractual terms that limit our ability to issue variable rate securities for a period of one year. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

On December 21, 2015, we entered into a common stock purchase agreement with Aspire Capital, which committed to purchase up to an aggregate of $15.0 million of shares of our common stock over the 30-month term of the common stock purchase agreement. On November 4, 2016, we voluntarily terminated this common stock purchase agreement. Upon execution of the common stock purchase agreement, we sold to Aspire Capital 208,334 shares of common stock at $4.80 per share for gross proceeds of $1,000,000, before deducting approximately $0.1 million of costs directly associated with this offering, and we concurrently also entered into a registration rights agreement with Aspire Capital, pursuant to which we filed a registration statement registering the sale of the shares of our common stock that were issued to Aspire Capital under the common stock purchase agreement. In consideration for entering into, and concurrently with the execution of, the common stock purchase agreement, we issued to Aspire Capital 55,000 shares of our common stock. During the year ended December 31, 2016, we submitted purchase notices to Aspire Capital for an aggregate of 173,145 shares of common stock for gross proceeds of $544,051.

On October 19, 2016, we received net cash proceeds of approximately $9.0 million as a result of the closing of a follow-on public offering. Subsequent to the closing of this public offering on October 19, 2016, the underwriters have exercised their overallotment option to purchase 627,131 option warrants for total proceeds of $564. Subsequent to December 31, 2016, approximately $5.3 million of additional cash proceeds had been received from the exercise of warrants sold in this offering, with approximately $5.4 million in gross warrant proceeds remaining outstanding and available to be exercised at $1.10 per share until their expiration in October 2021.

We expect that we will need additional financing to execute on our current or future business strategies. Until we can generate significant cash from operations, including assay revenues, we expect to continue to fund operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time, subject to certain restrictions that apply for so long as our public float is less than $75 million. In connection with our public offering in May 2016, we have agreed to certain contractual terms that limit our ability to issue variable rate securities for a period of one year. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

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

Item 8. Financial Statements and Supplementary Data

Biocept, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Biocept, Inc.

We have audited the accompanying balance sheets of Biocept, Inc. as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biocept, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 28, 2017

Biocept, Inc.

Balance Sheets

	December 31,	December 31,
	2015	2016
Current assets:
Cash	$8,821,329	$4,609,332
Accounts receivable	34,200	128,969
Inventories, net	349,271	549,045
Prepaid expenses and other current assets	435,938	484,649
Total current assets	9,640,738	5,771,995
Fixed assets, net	946,180	1,806,331
Total assets	$10,586,918	$7,578,326
Current liabilities:
Accounts payable	$632,538	$960,486
Accrued liabilities	966,899	1,160,036
Supplier financings	42,369	75,691
Current portion of equipment financings	110,924	262,674
Current portion of credit facility	1,588,058	1,934,665
Total current liabilities	3,340,788	4,393,552
Non-current portion of equipment financings	291,189	778,643
Non-current portion of credit facility, net	2,638,487	1,123,001
Non-current portion of interest payable	153,547	227,177
Non-current portion of deferred rent	470,172	397,292
Total liabilities	6,894,183	6,919,665
Commitments and contingencies (see Note 16)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 authorized; no shares issued and outstanding at December 31, 2015 and 2016.	—	—
Common stock, $0.0001 par value, 40,000,000 authorized; 6,556,685 issued and outstanding at December 31, 2015; 150,000,000 authorized; 17,499,397 issued and outstanding at December 31, 2016.	656	1,750
Additional paid-in capital	158,928,627	174,292,781
Accumulated deficit	(155,236,548)	(173,635,870)
Total shareholders’ equity	3,692,735	658,661
Total liabilities and shareholders’ equity	$10,586,918	$7,578,326

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.

Statements of Operations and Comprehensive Loss

	For the year ended December 31,
	2015	2016
Revenues:	$609,909	$3,223,096
Costs and expenses:
Cost of revenues	4,596,158	6,920,111
Research and development expenses	2,857,770	2,713,367
General and administrative expenses	5,686,398	6,560,425
Sales and marketing expenses	3,880,386	5,054,230
Total costs and expenses	17,020,712	21,248,133
Loss from operations	(16,410,803)	(18,025,037)
Other income/(expense):
Interest expense, net	(639,547)	(525,880)
Other income	102,432	153,648
Total other income/(expense):	(537,115)	(372,232)
Loss before income taxes	(16,947,918)	(18,397,269)
Income tax expense	(1,608)	(2,053)
Net loss and comprehensive loss	$(16,949,526)	$(18,399,322)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	5,512,989	9,578,285
Diluted	5,512,989	9,578,285
Net loss per common share:
Basic	$(3.07)	$(1.92)
Diluted	$(3.07)	$(1.92)

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.

Statements of Shareholders’ Equity/ (Deficit)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2014	1,483,199	$148	$138,066,305	$(138,287,022)	$(220,569)
Stock-based compensation expense	—	—	1,377,824	—	1,377,824
Shares issued for restricted stock units	58,003	6	(6)	—	—
Shares and warrants issued for February 2015 public offering, net of issuance costs	2,666,666	267	8,766,679	—	8,766,946
Shares issued pursuant to stock purchase agreement, net of issuance costs	263,334	26	957,974	—	958,000
Shares issued upon exercise of common stock warrants	2,085,483	209	9,759,851	—	9,760,060
Net loss	—	—	—	(16,949,526)	(16,949,526)
Balance at December 31, 2015	6,556,685	656	158,928,627	(155,236,548)	3,692,735
Stock-based compensation expense	—	—	1,593,947	—	1,593,947
Shares issued for restricted stock units	4,449	1	(1)	—	—
Shares and warrants issued for May 2016 public offering, net of issuance costs	1,662,191	166	4,333,117	—	4,333,283
Shares and warrants issued for October 2016 public offering, net of issuance costs	9,100,000	910	8,971,815	—	8,972,725
Shares issued pursuant to stock purchase agreement, net of issuance costs	173,145	17	465,276	—	465,293
Fractional shares issued upon one-for-three reverse stock split	2,927	—	—	—	—
Net loss	—	—	—	(18,399,322)	(18,399,322)
Balance at December 31, 2016	17,499,397	$1,750	$174,292,781	$(173,635,870)	$658,661

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.

Statements of Cash Flows

	For the year ended December 31,
	2015	2016
Cash Flows From Operating Activities
Net loss	$(16,949,526)	$(18,399,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	261,409	322,029
Inventory reserve	(34,437)	(31,659)
Stock-based compensation	1,377,824	1,593,947
Non-cash interest expense related to credit facility and other financing activities	119,732	100,005
Gain on sale of fixed assets	—	(30,662)
Increase/(decrease) in cash resulting from changes in:
Accounts receivable	(23,600)	(94,769)
Inventory	(126,106)	(168,115)
Prepaid expenses and other current assets	(80,432)	494,734
Accounts payable	(51,790)	332,732
Accrued liabilities	240,901	165,543
Accrued interest	110,021	55,444
Deferred rent	1,163	(36,965)
Net cash used in operating activities	(15,154,841)	(15,697,058)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	—	30,662
Purchases of fixed assets	(165,160)	(482,065)
Net cash used in investing activities	(165,160)	(451,403)
Cash Flows From Financing Activities:
Net proceeds from issuance of common stock and warrants	9,788,057	13,771,301
Proceeds from exercise of common stock warrants	9,760,060	—
Payments on equipment financings	(74,697)	(86,227)
Payments on supplier and other third party financings	(71,232)	(510,123)
Payments on line of credit	(625,440)	(1,238,487)
Net cash provided by financing activities	18,776,748	11,936,464
Net increase/(decrease) in Cash	3,456,747	(4,211,997)
Cash at Beginning of Period	5,364,582	8,821,329
Cash at End of Period	$8,821,329	$4,609,332
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$405,715	$358,632
Taxes	$2,184	$2,053

The accompanying notes are an integral part of these financial statements.

Non-cash Investing and Financing Activities:

A public offering of the Company’s common stock and warrants to purchase its common stock was effected on February 9, 2015, the closing of which occurred on February 13, 2015 (see Note 4). In connection with the closing of this offering, (i) warrants were issued to buy (in the aggregate) up to 2,666,666 shares of common stock at an exercise price of $4.68 per share with a term of five years and an estimated grant date fair value of approximately $7.7 million, which was recorded as an offset to additional paid-in capital within common stock issuance costs (see Note 5), (ii) the underwriters were granted a 45 day option from the closing date of this offering to purchase up to 400,000 additional shares of common stock at a price of $3.75 per share and/or additional warrants to purchase up to 400,000 shares of common stock at a price of $0.0003 per warrant, less underwriting discounts and commissions, to cover overallotments, if any, with an aggregate estimated grant date fair value of approximately $1.6 million that was recorded to common stock issuance costs (see Note 5), and (iii) costs of $63,111 directly associated with this offering that were included in prepaid expenses and other current assets at December 31, 2014 were reclassified to common stock issuance costs.

A public offering of the Company’s common stock and warrants to purchase its common stock was effected on April 29, 2016, the closing of which occurred on May 4, 2016 (see Note 4). In connection with the closing of this offering, warrants were issued to buy (in the aggregate) up to 1,163,526 shares of common stock at an exercise price of $3.90 per share with a term of five years and an estimated grant date fair value of approximately $2.0 million, which was recorded as an offset to additional paid-in capital within common stock issuance costs (see Note 5). Additionally, approximately $653,000 of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital within common stock issuance costs in accordance with applicable accounting guidance.

A public offering of the Company’s common stock and warrants to purchase its common stock was effected on October 14, 2016, the closing of which occurred on October 19, 2016 (see Note 4). In connection with the closing of this offering, warrants to purchase up to an aggregate of 9,100,000 shares of common stock with estimated grant date fair value of approximately $0.57 per share were issued (see Note 5). Additionally, the underwriters were granted a 30-day option to purchase up to 1,365,000 additional shares of common stock at a price of $1.0331 per share, net of the underwriting discount, and/or additional warrants to purchase up to 1,365,000 shares of common stock at a price of $0.0009 per warrant to cover overallotments, if any (see Note 5). The estimated aggregate grant date fair value of the overallotment options and warrants of approximately $0.8 million, as well as an additional approximate $1.0 million of fees and costs directly associated with this offering, were recorded as an offset to additional paid-in capital within common stock issuance costs in accordance with applicable accounting guidance.

Fixed assets purchased totaling $337,085 and $975,406 during the years ended December 31, 2015 and 2016, respectively, were recorded as equipment financings and were excluded from cash purchases in the Company’s statements of cash flows (see Notes 6 and 8). During the year ended December 31, 2016, fixed assets with an aggregate net book value of $270,377, which had previously been recorded as equipment financings with remaining outstanding balances owed totaling $239,994, were effectively disposed of and replaced with upgraded equipment recorded as equipment financings.

The amount of unpaid fixed assets excluded from cash purchases in the Company’s statements of cash flows increased from $19,546 at December 31, 2014 to $64,300 at December 31, 2015, and decreased to $58,066 at December 31, 2016.

During the years ended December 31, 2015 and 2016, the Company financed insurance premiums of $79,896 and $547,378, respectively, through third party financings (see Note 9). During the year ended December 31, 2016, the Company received a partial refund of $3,933 related to an insurance premium previously financed.

The accompanying notes are an integral part of these financial statements.

BIOCEPT, INC.

NOTES TO FINANCIAL STATEMENTS

1. The Company and Business Activities

Biocept, Inc., or the Company, was founded in California in May 1997 and is an early stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample. The Company’s assays provide, and its planned future assays will provide, information to oncologists and other physicians that enable them to select appropriate personalized treatment for their patients who have been diagnosed with cancer based on molecular drivers and markers of their disease and when traditional methodologies such as tissue biopsies are insufficient or unavailable. The Company’s assays have potential to provide more contemporaneous information on the characteristics of a patients’ disease compared with traditional methodologies such as tissue biopsy and imaging.

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

2. Liquidity and Going Concern Uncertainty

As of December 31, 2016, cash totaled $4.6 million and the Company had an accumulated deficit of $173.6 million. For the years ended December 31, 2015 and 2016, the Company incurred net losses of $16.9 million and $18.4 million, respectively. At December 31, 2016, the Company had aggregate net interest-bearing indebtedness of approximately $4.4 million, of which approximately $2.3 million was due within one year in the absence of subjective acceleration of amounts due under a credit facility entered into in April 2014 with Oxford Finance LLC, or the April 2014 Credit Facility, in addition to approximately $2.1 million of other non-interest bearing current liabilities. Additionally, in February 2016, the Company signed a firm, noncancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly installments of $62,500 through May 2020, under which $812,500 remained outstanding at December 31, 2016 (see Note 16). These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one year period following the date that these financial statements were issued. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Subsequent to the closing of the Company’s public offering in February 2015, cash proceeds of approximately $9.8 million have been received by the Company from the exercise of warrants sold in this offering, while approximately $2.7 million in gross warrant proceeds remain outstanding and available to be exercised at $4.68 per share until their expiration in February 2020. In May 2015, the SEC declared effective a shelf registration statement filed by the Company. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as the Company’s public float is less than $75 million. A public offering of the Company’s common stock and warrants to purchase its common stock was effected under this shelf registration statement on April 29, 2016, the closing of which occurred on May 4, 2016, pursuant to which the Company received net cash proceeds of approximately $4.3 million (see Note 4). Subsequent to the closing of this public offering on May 4, 2016, no warrants sold in this offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. In connection with its public offering in May 2016, the Company has agreed to certain contractual terms that limit its ability to issue variable rate securities for a period of one year. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings. A public offering of the Company’s common stock and warrants to purchase its common stock was effected under an underwriting agreement dated October 14, 2016 between the Company, Roth Capital Partners, LLC and Feltl and Company, Inc., as underwriters named therein, the closing of which occurred on October 19, 2016, pursuant to which the Company received net cash proceeds of approximately $9.0 million (see Note 4). Subsequent to December 31, 2016, cash proceeds of approximately $5.3 million have been received by the Company from the exercise of warrants sold in this offering, while approximately $5.4 million in gross warrant proceeds remain outstanding and available to be exercised at $1.10 per share until their expiration in October 2021.

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

On September 27, 2016, the Company’s stockholders approved, and the Company filed, an amendment to the Company’s amended and restated certificate of incorporation to effect a one-for-three reverse stock split of the Company’s outstanding common stock, and to increase the authorized number of shares of the Company’s common stock from 40,000,000 to 150,000,000 shares. The one-for-three reverse stock split was effected on September 29, 2016. As such, all references to share and per share amounts in these financial statements and accompanying notes have been retroactively restated to reflect the one-for-three reverse stock split, except for the authorized number of shares of the Company’s common stock of 150,000,000 shares, which was not affected by the one-for-three reverse stock split.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments, including those related to inventories, long-lived assets, income taxes, and stock-based compensation. The Company bases its estimates on various assumptions that it believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Four basic criteria must be met before the Company recognizes revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. For contract partners, revenue is recorded based upon the contractually agreed upon fee schedule. When assessing collectability, the Company considers whether there is sufficient payment history to reliably estimate a payor’s individual payment patterns. For new tests where there is limited evidence of payment history at the time the tests are completed, the Company recognizes revenue equal to the amount of cash received until such time as reimbursement experience can be established.

Approximately 11% and 7% of the Company’s revenues for the years ended December 31, 2015 and 2016, respectively, resulted from agreements with contracted partners not associated with third party insurance or payor reimbursement. This revenue is derived from clinical laboratory testing performed in the Company’s laboratories under agreements with such partners. As there is a contractually agreed upon price, and collectability from the partners is reasonably assured, revenues for these tests are recognized at the time the test is completed and results are delivered.

Cash

The Company places its cash with reputable financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. At times, deposits held may exceed the amount of insurance provided by the FDIC. The Company has not experienced any losses in its cash and believes they are not exposed to any significant credit risk.

Fair Value Measurement

The Company uses a three-tier fair value hierarchy to prioritize the inputs used in the Company’s fair value measurements. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company believes the carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximate their estimated fair values due to the short-term maturities of these financial instruments. See Note 5 for further details about the inputs and assumptions used to determine fair value measurements.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments.

Concentrations of credit risk with respect to revenues are primarily limited to geographies to which the Company provides a significant volume of its services, and to specific third party payors of the Company’s services such as Medicare and individual insurance companies and other third party payors. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types. Approximately 41% and 40% of the Company’s total revenues during the years ended December 31, 2015 and 2016, respectively, were associated with Medicare reimbursement. For the year ended December 31, 2015, the first, second, and third most significant third party payors not associated with Medicare reimbursement accounted for approximately 21%, 7%, and 6%, respectively, of total revenues. For the year ended December 31, 2016, the first, second, and third most significant third party payors not associated with Medicare reimbursement accounted for approximately 19%, 11%, and 9%, respectively, of total revenues. For the year ended December 31, 2015, the first, second, and third most significant individual clients or practices accounted for approximately 12%, 9%, and 5%, respectively, of total revenues. For the year ended December 31, 2016, the first, second, and third most significant individual clients or practices accounted for approximately 10%, 7%, and 4%, respectively, of total revenues.

The Company operates in one reportable business segment and historically has derived most revenues only from the United States.

Certain components used in the Company’s current or planned products are currently sourced from one supplier for which alternative suppliers exist, but the Company has not validated the product(s) of such alternative supplier(s), and substitutes for these components may not be obtained easily or may require substantial design or manufacturing modifications.

Accounts Receivable

Accounts receivable are carried at original invoice amounts, less an estimate for doubtful receivables, based on a review of all outstanding amounts on a periodic basis. The estimate for doubtful receivables is determined from an analysis of the accounts receivable on a quarterly basis, and is recorded as bad debt expense. As the Company only recognizes revenue to the extent collection is expected and reasonably assured, bad debt expense related to receivables from patient service revenue is recorded in general and administrative expense in the statement of operations and comprehensive loss. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. As of December 31, 2015 and 2016, management determined that all of the amounts recorded as accounts receivable were collectible, and no allowance for doubtful accounts was needed.

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

Fixed Assets

Fixed assets consist of machinery and equipment, furniture and fixtures, computer equipment and software, leasehold improvements, financed equipment and construction in process. Fixed assets are stated at cost less accumulated depreciation and amortization. Additions, improvements, and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the life of the lease or the asset, whichever is shorter. Depreciation expense for the years ended December 31, 2015 and 2016 was approximately $261,000 and $322,000, respectively.

Upon sale or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation or amortization with any gain or loss recorded to the statement of operations and comprehensive loss.

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

Stock-based Compensation

The Company measures and recognizes compensation expense for all stock-based awards made to employees and directors based on their grant date fair values. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes option pricing model, while the fair value of restricted stock unit awards, or RSUs, is determined by the Company’s stock price on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. The Company estimates forfeitures at the time of grant and revises these estimates in subsequent periods if actual forfeitures differ from those estimates (see Note 10).

The Company determines the fair value of the stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. All issuances of equity instruments issued to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. These awards are recorded in expense and additional paid-in capital in shareholders’ equity over the applicable service periods based on the fair value of the options at the end of each period.

Calculating the fair value of stock-based awards requires the input of highly subjective assumptions into the Black-Scholes valuation model. Stock-based compensation expense is calculated using the Company’s best estimates, which involves inherent uncertainties, and the application of management’s judgment. Significant estimates include the expected life of the stock option, stock price volatility, risk-free interest rate and forfeiture rate.

Research and Development

Research and development costs are expensed as incurred. The amounts expensed in the years ended December 31, 2015 and 2016 were approximately $2,858,000 and $2,713,000, respectively, which includes salaries of research and development personnel.

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

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year operating loss, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of December 31, 2015 and 2016, and therefore has not recognized any income tax benefit or expense in the periods presented.

A tax benefit from uncertain tax positions may be recognized by the Company when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties for income taxes on the balance sheets at December 31, 2015 and 2016, and the Company has not recognized interest and/or penalties in the statements of operations and comprehensive loss for the years ended December 31, 2015 and 2016.

Recent Accounting Pronouncements

In May 2014, and as subsequently updated and amended from time to time, the FASB issued authoritative guidance that requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This proposed guidance has been deferred and would be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. As the Company has not yet completed its final review of the impact of the new guidance but expects to during 2017, the Company has not determined whether the adoption of this guidance will have a material impact on its financial statements or disclosures. The Company is still evaluating disclosure requirements under the new guidance, and will continue to evaluate additional changes, modifications or interpretations to the guidance which may impact the current conclusions. The Company expects to adopt the new standard for the fiscal year beginning January 1, 2018 and has not yet determined whether the full or modified retrospective application method will be applied.

In June 2014, the FASB issued authoritative guidance requiring share-based payments with a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company adopted this guidance for the reporting period beginning on January 1, 2016. The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

In August 2014, the FASB issued authoritative guidance requiring management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Certain additional financial statement disclosures are required if such conditions or events are identified. This guidance is effective for the annual reporting period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company adopted this guidance during the year ended December 31, 2016. The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

In July 2015, the FASB issued authoritative guidance requiring entities that do not measure inventory using the retail inventory method or on a last-in, first-out basis to record inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective on a prospective basis for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance for the reporting period beginning January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

In January 2016, the FASB issued authoritative guidance requiring, among other things, that certain equity investments be measured at fair value with changes in fair value recognized in net income, that financial assets and financial liabilities be presented separately by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, that the prior requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet be eliminated, and that a reporting organization is to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption of the instrument-specific credit risk amendment is permitted. The Company expects to adopt this guidance for the fiscal year beginning on January 1, 2018, and does not anticipate that the adoption of this guidance will have a material impact on its financial statements or disclosures because the Company does not currently have any equity method investments.

In February 2016, the FASB issued authoritative guidance requiring, among other things, that entities recognize the assets and liabilities arising from leases on the balance sheet under revised criteria, while the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria in the previous leases guidance. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company anticipates that the adoption of this guidance will materially affect its statement of financial position and will require changes to its processes. The Company has not yet made any decision on the timing of adoption or method of adoption with respect to the optional practical expedients, but expects to during 2018.

In March 2016, the FASB issued authoritative guidance clarifying that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not necessarily require dedesignation of that hedging relationship, provided that all other applicable hedge accounting criteria continue to be met. This guidance is effective on either a prospective basis or modified retrospective basis for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance for the reporting period beginning January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

In March 2016, the FASB issued authoritative guidance requiring entities to assess whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts, and clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts. This guidance is effective on a modified retrospective basis for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance for the reporting period beginning January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

In March 2016, the FASB issued authoritative guidance simplifying the accounting for stock compensation. This guidance, among other things, amends existing accounting and classification requirements primarily around income taxes, forfeitures, and cash payments associated with share-based payment awards to employees. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance for the reporting period beginning January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

In August 2016, the FASB issued authoritative guidance clarifying the classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, on a retrospective transition method to each period presented. Early adoption is permitted. The Company currently intends to adopt this guidance for the fiscal year beginning on January 1, 2018, and does not anticipate that the adoption of this guidance will have a material impact on its financial statements or disclosures because the Company has not historically engaged in the transactions encompassed by the proposed guidance.

In January 2017, the FASB issued authoritative guidance clarifying the definition of a business when evaluating transactions involving acquisitions or disposals of assets or businesses. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain applications of this guidance are permitted for early adoption. The Company currently intends to adopt this guidance for the fiscal year beginning on January 1, 2018, and does not anticipate that the adoption of this guidance will have a material impact on its financial statements or disclosures because the Company has not historically acquired or disposed of material assets or businesses.

4. Sales of Equity Securities

Pursuant to an underwriting agreement dated February 9, 2015 between the Company, Aegis Capital Corp. and Feltl and Company, Inc., as underwriters named therein, a public offering of 2,666,666 shares of the Company’s common stock and warrants to purchase up to an aggregate of 2,666,666 shares of common stock was effected at a combined offering price of $3.75. The estimated grant date fair value of these warrants of $7.7 million was recorded as an offset to additional paid-in capital within common stock issuance upon the closing of this offering. All warrants sold in this offering have a per share exercise price of $4.68, are exercisable immediately and expire five years from the date of issuance. The closing of the sale of these securities to the underwriters occurred on February 13, 2015, when the Company received, after deducting $1.2 million of costs directly associated with the offering that were recorded as an offset to additional paid-in capital under applicable accounting guidance, $8.8 million of net cash proceeds. Additionally, the underwriters were granted a 45-day option to purchase up to 400,000 additional shares of common stock at a price of $3.75 per share and/or additional warrants to purchase up to 400,000 shares of common stock at a price of $0.0003 per warrant, less underwriting discounts and commissions, to cover overallotments, if any, which was not exercised. The estimated grant date fair value of the overallotment options and warrants of $1.6 million was recorded as an offset to additional paid-in capital within common stock issuance costs upon the closing of this offering. Subsequent to the closing of this offering on February 13, 2015, additional cash proceeds of $9.8 million have been received from the exercise of warrants sold in this offering. As such, the aggregate total net increase in capital related to this offering has been approximately $18.6 million.

In May 2015, the SEC declared effective a shelf registration statement filed by the Company. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as the Company’s public float is less than $75 million. Pursuant to an exclusive placement agent agreement dated April 25, 2016 between the Company and H.C. Wainwright & Co., LLC, or Wainwright, and a securities purchase agreement dated April 29, 2016 between the Company and the purchasers signatory thereto, a public offering of 1,662,191 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,163,526 shares of common stock was effected under this registration statement at a combined offering price of $3.00. All warrants sold in this offering have a per share exercise price of $3.90, are exercisable immediately and expire five years from the date of issuance. The closing of the sale of these securities to the purchasers occurred on May 4, 2016, pursuant to which the Company received, after deducting $0.7 million of costs directly associated with the offering that were recorded as an offset to additional paid-in capital under applicable accounting guidance, approximately $4.3 million of net cash proceeds. Subsequent to the closing of this public offering on May 4, 2016, no warrants sold in this offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. In connection with its public offering in May 2016, the Company has agreed to certain contractual terms that limit its ability to issue variable rate securities for a period of one year. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

On December 21, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital, which committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 30-month term of the common stock purchase agreement. On November 4, 2016, the Company voluntarily terminated this common stock purchase agreement. Upon execution of the common stock purchase agreement, the Company sold to Aspire Capital 208,334 shares of common stock at $4.80 per share for proceeds of $1,000,000, and concurrently also entered into a registration rights agreement with Aspire Capital, pursuant to which the Company filed a registration statement registering the sale of the shares of the Company’s common stock that were issued to Aspire Capital under the common stock purchase agreement. In consideration for entering into, and concurrently with the execution of, the common stock purchase agreement, the Company issued to Aspire Capital 55,000 shares of its common stock. The proceeds received by the Company under the common stock purchase agreement were used for working capital and general corporate purposes. During the year ended December 31, 2016, the Company submitted purchase notices to Aspire Capital for an aggregate of 173,145 shares of common stock for gross proceeds of $544,051. Costs associated with this offering of approximately $42,000 and $79,000 during the years ended December 31, 2015 and 2016, respectively, were also recorded to common stock issuance costs under applicable accounting guidance, and as such, the total net increase in capital related to these transactions were approximately $1.4 million.

Pursuant to an underwriting agreement dated October 14, 2016 between the Company, Roth Capital Partners, LLC and Feltl and Company, Inc., as underwriters named therein, a public offering of 9,100,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 9,100,000 shares of common stock was effected at a combined offering price of $1.10. The estimated grant date fair value of these warrants of approximately $5.2 million was recorded as an offset to additional paid-in capital within common stock issuance upon the closing of this offering (see Note 5). Additionally, the underwriters were granted a 30-day option to purchase up to 1,365,000 additional shares of common stock at a price of $1.0331 per share, net of the underwriting discount, and/or additional warrants to purchase up to 1,365,000 shares of common stock at a price of $0.0009 per warrant to cover overallotments, if any, of which the underwriters have exercised their overallotment option to purchase 627,131 option warrants for total proceeds to the Company of $564. The estimated aggregate grant date fair value of the overallotment options and warrants of approximately $0.8 million was recorded as an offset to additional paid-in capital within common stock issuance costs upon the closing of this offering (see Note 5). All warrants sold in this offering have a per share exercise price of $1.10, are exercisable immediately and expire five years from the date of issuance. The closing of the sale of these securities to the underwriters occurred on October 19, 2016, when the Company received, after deducting $1.0 million of costs directly associated with the offering that were recorded as an offset to additional paid-in capital under applicable accounting guidance, $9.0 million of net cash proceeds. Subsequent to December 31, 2016, approximately $5.3 million of additional cash proceeds had been received from the exercise of warrants sold in this offering (see Note 18). As such, the total net increase in capital as a result of the sale of these shares and warrants has been $14.3 million.

5. Fair Value Measurement

The estimated fair value of the April 2014 Credit Facility at December 31, 2016 approximated carrying value, which was determined using a discounted cash flow analysis. The analysis considered interest rates of instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs.

In connection with the closing of the Company’s February 2015 public offering, warrants were issued to buy (in the aggregate) up to 2,666,666 shares of common stock with an estimated grant date fair value of approximately $7.7 million, which was recorded as an offset to additional paid-in capital within common stock issuance costs. Also in connection with the closing of the Company’s follow-on public offering on February 13, 2015, the underwriters were granted a 45 day option from the closing date of the offering to purchase up to 400,000 additional shares of common stock at a price of $3.75 per share and/or additional warrants to purchase up to 400,000 shares of common stock at a price of $0.0003 per warrant, less underwriting discounts and commissions, to cover over-allotments, if any. The estimated aggregate grant date fair value of these over-allotment options and warrants of approximately $1.6 million was also recorded to common stock issuance costs as a component of additional paid-in capital. The fair values of these over-allotment options and all common stock warrants issued in this offering were estimated using Black-Scholes valuation models with the following assumptions:

	Over-allotment Options	Warrants
Stock price	$4.23	$4.23
Exercise price	$3.75	$4.68
Expected dividend yield	0.00%	0.00%
Discount rate-bond equivalent yield	0.02%	1.53%
Expected life (in years)	0.12	5.00
Expected volatility	168.1%	90.0%

As of the closing of the Company’s May 2016 public offering, the estimated grant date fair value of $1.72 per share associated with the warrants to purchase 1,163,526 shares of common stock issued in this offering, or a total of approximately $2.0 million, was recorded as an offset to additional paid-in capital within common stock issuance costs, and was estimated using a Black-Scholes valuation model with the following assumptions:

Stock price	$2.70
Exercise price	$3.90
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.23%
Expected life (in years)	5.00
Expected volatility	90.0%

As of the closing of the Company’s October 2016 public offering, the estimated grant date fair value of $0.57 per share associated with the warrants to purchase 9,100,000 shares of common stock issued in this offering, or a total of approximately $5.2 million, was recorded as an offset to additional paid-in capital within common stock issuance costs. Additionally, the underwriters were granted a 30-day option to purchase up to 1,365,000 additional shares of common stock at a price of $1.0331 per share, net of the underwriting discount, and/or additional warrants to purchase up to 1,365,000 shares of common stock at a price of $0.0009 per warrant to cover overallotments, if any. The estimated fair value of the overallotment options of approximately $0.8 million was also recorded as an offset to additional paid-in capital within common stock issuance costs. The fair values of these instruments were estimated using a Black-Scholes valuation model with the following assumptions:

	Overallotment Options	Warrants
Stock price	$0.93	$0.93
Exercise price	$1.0331	$1.10
Expected dividend yield	0.00%	0.00%
Discount rate-bond equivalent yield	0.25%	1.24%
Expected life (in years)	0.08	5.00
Expected volatility	12.9%	80.0%

6. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	December 31,
	2015	2016
Fixed Assets
Machinery and equipment	$2,518,158	$2,728,468
Furniture and office equipment	143,726	143,726
Computer equipment and software	577,898	620,582
Leasehold improvements	514,614	517,968
Financed equipment	914,179	1,559,690
Construction in process	70,815	169,896
	4,739,390	5,740,330
Less accumulated depreciation and amortization	(3,793,210)	(3,933,999)
Total fixed assets, net	$946,180	$1,806,331
Accrued Liabilities
Accrued interest	$28,981	$20,776
Accrued payroll	128,753	168,727
Accrued vacation	307,845	364,953
Accrued bonuses	376,100	422,868
Accrued sales commissions	76,574	77,844
Current portion of deferred rent	31,170	67,085
Accrued other	17,476	37,783
Total accrued liabilities	$966,899	$1,160,036

During the years ended December 31, 2015 and 2016, non-financed equipment fixed assets with aggregate gross book values and corresponding accumulated depreciation amounts of approximately $1,076,000 and $77,000, respectively, were disposed of or sold. Total cash proceeds of $30,662 were received upon the sale of fixed assets during the year ended December 31, 2016.

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

On June 30, 2016, the Company entered into an amendment of the April 2014 Credit Facility. This amendment required the Company to make interest-only payments on the term loan from July 1, 2016 through September 30, 2016, and also requires an additional final payment of $50,000 to the lender. The terms of the amendment require the amortization of the outstanding amount due under the term loan to commence at the end of the applicable interest-only period, with monthly payments of principal and interest, in arrears, being made by the Company to the lender in consecutive monthly installments following such interest-only period. Additionally, pursuant to the amendment the aggregate outstanding principal amount of the Company’s permitted indebtedness, consisting of capitalized lease obligations and purchase money indebtedness outstanding at any time, was increased to $1.2 million. The June 30, 2016 amendment of the April 2014 Credit Facility was accounted for as a modification of debt under applicable accounting guidance. On March 27, 2017, the Company received a waiver from the lender regarding exceeding the permitted indebtedness limit during the month ended January 31, 2017.

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

A warrant to purchase up to 17,655 shares of the Company’s common stock at an exercise price of $14.16 per share with a term of 10 years was issued to Oxford Finance LLC on April 30, 2014. Issuance costs of $102,498 associated with the term loan under the April 2014 Credit Facility were recorded as a discount to outstanding debt as of the closing date, resulting in net proceeds of $4,897,502. The estimated fair value of the warrant issued of $233,107 was also recorded as a discount to outstanding debt as of the closing date. The discounts and other issuance costs are amortized to interest expense utilizing the effective interest method over the underlying term of the loan, with a total unamortized discount of $78,408 remaining at December 31, 2016. The effective annual interest rate associated with the April 2014 Credit Facility was 11.50% and 13.87% at December 31, 2015 and 2016, respectively. As of December 31, 2016, total principal payments of $1,934,665 and $1,201,409 were due under the April 2014 Credit Facility during the years ending December 31, 2017 and 2018, respectively.

8. Equipment Financings

The Company leases certain laboratory equipment under arrangements accounted for as capital leases and classified as equipment financings. The financed equipment is depreciated on a straight-line basis over periods ranging from 5 to 7 years. The total gross value of fixed assets capitalized under such financing arrangements was $914,179 and $1,559,690 at December 31, 2015 and 2016, respectively. Total accumulated depreciation related to financed equipment was approximately $523,000 and $525,000 at December 31, 2015 and 2016, respectively. Total depreciation expense related to financed equipment was approximately $73,000 and $119,000 for the years ended December 31, 2015 and 2016, respectively. Fixed assets purchased totaling $337,085 and $975,406 during the years ended December 31, 2015 and 2016, respectively, were recorded as equipment financings. During the year ended December 31, 2016, fixed assets with an aggregate net book value of $270,377, which had previously been recorded as equipment financings with remaining outstanding balances owed totaling $239,994, were effectively disposed of and replaced with upgraded equipment recorded as equipment financings. The aggregate weighted average effective annual interest rate related to the equipment financings is 13.18% at December 31, 2016, and the maturity dates on such outstanding arrangements range from July 2017 to May 2023.

The following schedule sets forth the future minimum lease payments outstanding under financed equipment arrangements, as well as corresponding laboratory equipment maintenance obligations that are expensed and accrued as incurred, and due within each respective year ending December 31, as well as the present value of the minimum lease payments as of December 31, 2016:

	Minimum	Maintenance
	Lease	Obligation
	Payments	Payments
2017	$274,367	$27,495
2018	242,040	27,490
2019	205,067	26,733
2020	203,107	26,664
2021	203,107	26,664
Thereafter	381,354	37,774
Total payments	1,509,042	172,820
Less amount representing interest	467,725	—
Present value of payments	$1,041,317	$172,820

At December 31, 2016, the present value of minimum lease payments due within one year was $262,674.

9. Supplier Financings

In 2015 and 2016, the Company obtained third-party financing for certain business insurance premiums. The 2015 and 2016 financings bear interest rates ranging from 3.75% to 5.95% per annum, and all financing is due within one year. The balances due under these annual financing arrangements were approximately $42,000 and $76,000 as of December 31, 2015 and 2016, respectively.

10. Stock-Based Compensation

On September 29, 2016, the Company effected a one-for-three reverse stock split of all common shares outstanding. The following per share amounts and share numbers have been adjusted for this reverse stock split as if it had occurred on December 31, 2014.

Equity Incentive Plans

The Company maintains two equity incentive plans: The Amended and Restated 2013 Equity Incentive Plan, or the 2013 Plan, and the 2007 Equity Incentive Plan, or the 2007 Plan. The 2013 Plan includes a provision that shares available for grant under the Company’s 2007 Plan become available for issuance under the 2013 Plan and are no longer available for issuance under the 2007 Plan. On July 25, 2016, the Company’s Board of Directors approved an amendment to the 2013 Plan to reserve 1,000,000 shares on a pre-reverse stock split basis, or 333,333 shares on a post-reverse stock split basis, of the Company’s common stock exclusively for the grant of stock awards to employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules. In conjunction with the one-for-three reverse split of the Company’s common stock effected on September 29, 2016, the number of non-inducement shares authorized under all plans decreased from 3,068,865 to 1,022,955 shares, and the number of inducement shares authorized under the 2013 Plan decreased from 1,000,000 shares to 333,333 shares. As of December 31, 2016, under all plans, a total of 1,022,955 non-inducement shares were authorized for issuance, 987,394 shares had been issued, 945,912 non-inducement stock options and RSUs were outstanding, and 35,561 non-inducement shares were available for grant. As of December 31, 2016, a total of 333,333 inducement shares were authorized for issuance, 124,999 inducement stock options and RSUs had been issued and were outstanding, and 208,334 inducement shares were available for grant under the 2013 Plan.

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

The assumptions used in the Black-Scholes pricing model for options granted during the years ended December 31, 2015 and 2016 are as follows:

	2015	2016
Stock and exercise prices	$4.14 - $10.14	$0.775 - $4.02
Expected dividend yield	0.00%	0.00%
Discount rate-bond equivalent yield	1.52% – 1.94%	0.99% – 2.11%
Expected life (in years)	5.23 – 6.08	5.13 – 6.08
Expected volatility	70.0% – 100.0%	80.0% – 90.0%

Using the assumptions described above, with stock and exercise prices being equal on date of grant, the weighted-average estimated fair value of options granted in 2015 and 2016 were approximately $3.96 and $1.79 per share, respectively.

A summary of stock option activity for the years ended December 31, 2015 and 2016 is as follows:

			Weighted Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2014	302,015	$18.88	9.0
Granted	441,288	$6.01
Exercised	—	—
Cancelled/forfeited/expired	(29,644)	$13.83
Outstanding at December 31, 2015	713,659	$11.03	8.8
Granted	290,399	$2.51
Exercised	—	—
Cancelled/forfeited/expired	(107,396)	$7.99
Outstanding at December 31, 2016	896,662	$8.80	8.5
Vested and unvested expected to vest, December 31, 2016	801,529	$9.26	8.0

The intrinsic values of options outstanding at December 31, 2015 and 2016, as well as options vested and unvested expected to vest at December 31, 2016, were zero. The total weighted-average grant date fair values of the 75,455 and 218,688 stock options vested during the years ended December 31, 2015 and 2016, respectively, were $1,185,128 and $1,563,378, respectively.

Further information about the options outstanding and exercisable at December 31, 2016 is as follows:

		Weighted
Weighted		Average
Average	Total Shares	Contractual	Total Shares
Exercise Price	Outstanding	Life (in years)	Exercisable
$0.78	13,771	10.0	—
$1.93	184,073	9.6	42,082
$4.06	118,342	9.1	67,919
$6.37	336,406	8.7	149,981
$15.26	139,104	6.8	116,789
$26.45	104,966	7.1	78,466
	896,662		455,237

The intrinsic value of options exercisable at December 31, 2016 was zero.

On August 31, 2015, the Company’s Board of Directors approved the issuance of 33,333 stock options with an estimated grant date fair value of $4.40 per share and an exercise price of $6.03 per share to its Chief Executive Officer pursuant to the 2013 Plan. On February 29, 2016, the Company’s Board of Directors approved the issuance of 33,333 stock options with an estimated grant date fair value of $2.87 per share and an exercise price of $4.02 per share to its Chief Executive Officer pursuant to the 2013 Plan. Vesting of these stock options was based on the Company’s achievement of specified objectives by December 31, 2016 as determined by the Company’s Board of Directors or Compensation Committee. Subsequent to the year ended December 31, 2016, 6,333 of the performance stock options granted on August 31, 2015 and 10,000 of the performance stock options granted on February 29, 2016 were declared vested by our Board of Directors in satisfaction of these awards, and the remaining 50,333 shares underlying these awards were forfeited.

On July 25, 2016, the Company entered into an employment agreement with its new Chief Financial Officer, Senior Vice President of Operations and Secretary, or CFO. Pursuant to the terms of this employment agreement, on July 29, 2016 the CFO was granted inducement stock option awards with an exercise price of $1.95 per share to purchase up to (i) 66,666 shares of the Company’s common stock with an estimated grant date fair value of $1.45 per share, 25% of which will vest on the one-year anniversary of the commencement of the CFO’s employment with the Company, and remainder of which will vest in equal monthly installments over the following three years, and (ii) 33,333 shares of the Company’s common stock with an estimated grant date fair value of $1.26 per share, which vest upon the Company’s achievement of specified corporate goals for 2016 and the consummation of a specified financing transaction. Subsequent to the year ended December 31, 2016, 16,383 stock options were declared vested by our Board of Directors in satisfaction of the 33,333 performance option award granted on July 29, 2016, and the remaining 16,950 shares underlying this award was forfeited.

Restricted Stock

The fair value of RSUs awarded under either plan is determined by the closing price of the Company’s common stock on the date of grant. For non-performance RSUs, such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line method. The amount and timing of compensation expense recognized for RSUs is based on management’s estimate of the most likely outcome and when the achievement of the performance objectives is probable.

A summary of RSU activity during 2015 and 2016 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2014	83,755	$15.43
Granted	—	—
Issued	(58,003)	$15.56
Forfeited	—	—
Outstanding at December 31, 2015	25,752	$15.12
Granted	165,829	$1.96
Issued	(4,449)	$16.05
Forfeited	(12,883)	$13.34
Outstanding at December 31, 2016	174,249	$2.68
Vested and unvested expected to vest, December 31, 2016	171,667	$2.69

On June 12, 2014, the Company’s Board of Directors approved the grant of 14,832 RSUs with a grant date fair value of $16.05 per share to its Chief Executive Officer pursuant to the 2013 Plan. Vesting of these RSUs was based on the Company’s achievement of specified objectives by December 31, 2015 as determined by the Company’s Board of Directors or Compensation Committee. During the year ended December 31, 2016, a total of 4,449 RSUs were declared vested by the Company’s Board of Directors and issued to its Chief Executive Officer in satisfaction of the June 12, 2014 RSU award, and the remaining 10,383 shares underlying this award were forfeited.

The RSUs granted during the year ended December 31, 2016 vest fully on the one year anniversary of the date of grant, subject to continuing service by the holders of such RSUs. At December 31, 2016, the intrinsic values of RSUs outstanding and RSUs unvested and expected to vest were $135,043 and $133,042, respectively.

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

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the statement of operations during the periods presented:

	Years Ended December 31,
	2015	2016
Stock Options
Cost of revenues	$68,660	$115,266
Research and development expenses	103,138	123,330
General and administrative expenses	933,018	1,071,490
Sales and marketing expenses	149,917	142,741
Total expenses related to stock options	1,254,733	1,452,827
RSUs
Cost of revenues	—	32,338
Research and development expenses	10,724	30,261
General and administrative expenses	112,367	38,274
Sales and marketing expenses	—	40,247
Total stock-based compensation	$1,377,824	$1,593,947

Stock-based compensation expense was recorded net of estimated forfeitures of 0% - 4% and 0% - 8% per annum during the years ended December 31, 2015 and 2016, respectively. As of December 31, 2016, total unrecognized share-based compensation expense related to unvested stock options and RSUs, adjusted for estimated forfeitures, was approximately $1,611,000, and is expected to be recognized over a weighted-average period of approximately 2.1 years.

11. Common Stock Warrants Outstanding

On September 29, 2016, the Company effected a one-for-three reverse stock split of all common shares outstanding. The following per share amounts and share numbers have been adjusted for this reverse stock split as if it had occurred on December 31, 2014.

A summary of equity-classified common stock warrant activity, for warrants other than those underlying unexercised overallotment option warrants, during 2015 and 2016 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2014	203,047	$29.79	3.8
Issued	2,666,666	$4.68
Exercised	(2,085,483)	$4.68
Expired	—	—
Outstanding at December 31, 2015	784,230	$11.18	3.8
Issued	10,890,657	$1.40
Exercised	—	—
Expired	(50,900)	$30.00
Outstanding at December 31, 2016	11,623,987	$1.93	4.6

Further information about equity-classified common stock warrants, for warrants other than those underlying unexercised overallotment option warrants, outstanding and exercisable at December 31, 2016 is as follows:

		Weighted
Weighted		Average
Average	Total Shares	Contractual
Exercise Price	Outstanding	Life (in years)
$1.10	9,727,131	4.8
$3.90	1,163,526	4.3
$4.68	581,183	3.1
$14.16	17,655	7.3
$30.00	102,826	2.1
$37.50	31,666	2.1
	11,623,987

The intrinsic value of equity-classified common stock warrants outstanding and exercisable at December 31, 2016 was zero.

Subsequent to December 31, 2016, the Company received approximately $5.3 million of cash proceeds upon the exercise of 4,780,850 common stock warrants with an exercise price of $1.10 per share issued in connection with the Company’s public offering in October 2016.

12. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the years ended December 31, 2015 and 2016, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

On September 29, 2016, the Company effected a one-for-three reverse stock split of all common shares outstanding. The calculation of weighted-average shares outstanding has been adjusted for this reverse stock split as if it had occurred on December 31, 2014.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the year ended
	December 31,
	2015	2016
Preferred warrants outstanding (number of common stock equivalents)	529	529
Common warrants outstanding	784,230	11,623,987
RSUs outstanding	25,752	174,249
Common options outstanding	713,659	896,662
Total anti-dilutive common share equivalents	1,524,170	12,695,427

13. 401(k) Plan

The Company sponsors a 401(k) savings plan for all eligible employees. The Company may make discretionary matching contributions to the plan to be allocated to employee accounts based upon employee deferrals and compensation. To date, the Company has not made any matching contributions into the savings plan.

14. Income Taxes

For the years ended December 31, 2015 and 2016, the provision for income taxes was calculated as follows:

	For the year ended December 31,
	2015	2016
Current:
Federal	$—	$—
State	1,608	2,053
Total	1,608	2,053
Deferred
Federal	—	—
State	—	—
Total	—	—
Provision for income tax	$1,608	$2,053

The following table provides a reconciliation between income taxes computed at the federal statutory rate and the Company’s provision for income taxes:

	For the year ended December 31,
	2015	2016
Income tax at statutory rate	$(5,762,293)	$(6,255,072)
State liability	(334,494)	(260,835)
Permanent items	34,852	67,151
Stock compensation	334,609	157,250
Nondeductible interest	(316)	21,548
Expiration of net operating losses	796,699	—
Research and development credit	(164,967)	(170,950)
State rate change	746,238	44,421
Estimated section 382 limitation	48,484,354	9,256,295
Other	(1,041)	96,406
Valuation allowance	(44,132,033)	(2,954,161)
Provision for income tax	$1,608	$2,053

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax assets consisted primarily of the income tax benefits from estimated net operating loss carryforwards, deferred rent, and estimated research and development credits. Valuation allowances have been recorded to fully offset deferred tax assets at December 31, 2015 and 2016, as it is more likely than not that the assets will not be utilized.

At December 31, 2016, the Company had estimated federal net operating loss carryforwards of approximately $5,303,000 expiring beginning in 2034 and total estimated state net operating loss carryforwards of approximately $8,622,000 expiring beginning in 2022. Additionally, at December 31, 2016, the Company had estimated research and development credits of approximately $16,000 and $3,376,000 for federal and California purposes, respectively. The estimated federal research and development tax credits will begin to expire in 2034. The California research and development tax credits do not expire.

For the years ended December 31, 2015 and 2016, the Company has evaluated the various tax positions reflected in its income tax returns for both federal and state jurisdictions, to determine if the Company has any uncertain tax positions on the historical tax returns. The Company recognizes the impact of an uncertain tax position on an income tax return at the largest amount that the relevant taxing authority is more-likely-than not to sustain upon audit. The Company does not recognize uncertain income tax positions if they have less than 50 percent likelihood of being sustained. Based on this assessment, the Company believes there are no tax positions for which a liability for unrecognized tax benefits should be recorded as of December 31, 2015 or 2016. The Company is subject to taxation in the United States, California and other states. The Company may earn taxable income in some states in future periods for which there are no net operating loss carryforward credits to offset the resulting taxes owed to these states. The Company’s federal filings prior to 2012 and the Company’s state filings prior to 2011 are no longer subject to examination. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate. The Company is currently not under examination by any taxing authorities and does not believe its unrecognized tax benefits will significantly change in the next twelve months.

The tax effects of carryforwards and other temporary differences that give rise to deferred tax assets consist of the following:

	For the year ended December 31,
	2015	2016
Estimated net operating loss carryforward	$6,204,024	$2,218,618
Estimated research and development credits	2,235,914	2,244,047
Accruals and other	1,234,413	2,273,838
Deferred rent	181,134	164,821
	9,855,485	6,901,324
Less valuation allowance	(9,855,485)	(6,901,324)
Net deferred tax assets	$—	$—

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

Upon the occurrence of an ownership change under Section 382 of the Code as outlined above, utilization of the estimated net operating loss and research and development credit carryforwards are subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, which could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the estimated net operating loss or research and development credit carryforwards before utilization. The Company has not yet completed an analysis to determine whether an ownership change has occurred, however, the Company believes ownership changes likely occurred during both 2015 and 2016. As a result, the Company has estimated that the use of its net operating loss is limited and has disclosed in the table above only the amounts it estimates could be used in the future, which remain fully offset by a valuation allowance to reduce the net asset to zero.

15. Related Party Transactions

All of the members of the Company’s Board of Directors participated in its public offering in February 2015, purchasing an aggregate 47,331 shares of the Company’s common stock and warrants to purchase up to an aggregate of 47,331 shares of its common stock for total proceeds of $177,500 (see Note 4).

Three members of the Company’s Board of Directors participated in its public offering in May 2016, purchasing an aggregate of 58,335 shares of the Company’s common stock and warrants to purchase up to an aggregate of 40,832 shares of its common stock for total gross proceeds to the Company of $175,000. Additionally, a trust affiliated with a beneficial owner of more than 10% of the Company’s outstanding common stock at the time, Claire K.T. Reiss, participated in its public offering in May 2016, purchasing 204,758 shares of its common stock and warrants to purchase up to 143,330 shares of its common stock for total gross proceeds to the Company of $614,273 (see Note 4).

Seven members of the Company’s Board of Directors, including its Chief Executive Officer, and all three of the Company’s other executive officers participated in the Company’s public offering in October 2016, purchasing an aggregate of 534,088 shares of common stock and warrants to purchase up to an aggregate of 534,088 shares of common stock for total gross proceeds to the Company of $587,497. Additionally, a trust affiliated with a beneficial owner of more than 10% of the Company’s outstanding common stock prior to the Company’s public offering in October 2016, Claire K.T. Reiss, participated in the Company’s public offering in October 2016, purchasing 227,272 shares of its common stock and warrants to purchase up 227,272 shares of its common stock for total gross proceeds to the Company of $249,999. Further, several of the Company’s employees and one of its consultants participated in the Company’s public offering in October 2016, purchasing an aggregate of 79,090 shares of its common stock and warrants to purchase up to an aggregate of 79,090 shares of its common stock for total aggregate gross proceeds to the Company of $86,999.

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received payments totaling $25,763 and $19,047 during the years ended December 31, 2015 and 2016, respectively, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement.

Pursuant to a sublease agreement dated March 30, 2015, the Company subleased 9,849 square feet, plus free use of an additional area, of its San Diego facility to an entity affiliated with the Company’s non-executive Chairman for $12,804 per month, with a refundable security deposit of $12,804 due from the subtenant. The initial term of the sublease expired on July 31, 2015, and was subject to renewal on a month-to-month basis thereafter. A total of $102,432 and $153,648 in rental income was recorded to other income/(expense) in the Company’s statement of operations and comprehensive loss during the years ended December 31, 2015 and 2016, respectively. On February 1, 2017, the Company received notice from the subtenant terminating the sublease effective March 31, 2017.

The Company believes that these transactions were on terms at least as favorable to the Company as could have been obtained from unrelated third parties.

16. Commitments and Contingencies

Operating Leases

The Company leases office, laboratory, and warehouse space at its San Diego, California facility under a non-cancelable operating lease. The initial lease was for an eight-year term expiring in 2012. In November 2011, the Company extended the lease term through October 31, 2018 and expanded the original premises by 9,849 square feet. Under the amended lease, the landlord delivered the expanded premises in May 2013. In September 2013, the Company extended the lease term through July 31, 2020. The Company records rent expense on a straight-line basis over the life of the lease and records the excess of expense over the amounts paid as deferred rent. During each of the years ended December 31, 2015 and 2016, total rent expense recorded in the Company’s statements of operations and comprehensive loss was approximately $1,272,000.

The future minimum lease payments under the amended lease agreement as December 31, 2016 are as follows:

2017	$1,348,257
2018	1,388,705
2019	1,430,366
2020	855,136
Thereafter	—
Total	$5,022,464

Purchase Commitment

In February 2016, the Company signed a firm, noncancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in quarterly installments of $62,500 through May 2020. At December 31, 2016, a total of $812,500 remained outstanding under this purchase commitment.

Legal Proceedings

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any legal proceedings or aware of any threatened legal proceedings which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

17. Selected Quarterly Financial Data (Unaudited)

The following is selected quarterly financial data as of and for the periods ending:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2015
Balance sheet data:
Cash	$19,294,706	$16,523,975	$12,541,919	$8,821,329
Total assets	20,899,513	18,317,659	14,196,386	10,586,918
Total non-current liabilities	5,083,216	4,234,552	3,877,362	3,553,395
Total shareholders’ equity	13,582,795	11,049,961	6,928,277	3,692,735
Statement of operations and comprehensive loss data:
Revenues	$150,002	$76,768	$164,856	$218,283
Cost of revenues[1]	1,147,682	1,013,075	1,159,710	1,275,691
Research and development expenses[1]	651,420	744,242	677,729	784,379
General and administrative expenses	1,292,049	1,359,226	1,630,608	1,404,515
Sales and marketing expenses	709,456	851,109	1,055,653	1,264,168
Loss from operations	(3,650,605)	(3,890,884)	(4,358,844)	(4,510,470)
Net loss	$(3,800,728)	$(4,035,105)	$(4,496,193)	$(4,617,500)
Net loss per common share:[2]
Basic	$(1.10)	$(0.67)	$(0.72)	$(0.73)

Diluted	$(1.10)	$(0.67)	$(0.72)	$(0.73)

Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	3,457,556	6,005,145	6,242,604	6,307,316

Diluted	3,457,556	6,005,145	6,242,604	6,307,316

[1]

A total of $290,709 and $27,856 of revenue-generating costs previously allocated to research and development expenses during the quarters ended March 31, 2015 and June 30, 2015, respectively, were reclassified to cost of revenues in this current period presentation of selected quarterly financial data.

[2]

Basic and diluted net loss per common share are computed independently for each of the components and quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net loss per common share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2016
Balance sheet data:
Cash	$4,572,750	$3,751,570	$678,855	$4,609,332
Total assets	6,780,830	6,303,153	3,282,549	7,578,326
Total non-current liabilities	3,132,372	3,134,593	2,793,258	2,526,113
Total shareholders’ equity/(deficit)	(489,231)	(419,402)	(4,556,158)	658,661
Statement of operations and comprehensive loss data:
Revenues	$221,369	$662,860	$1,047,280	$1,291,587
Cost of revenues	1,474,790	1,669,571	1,876,288	1,899,462
Research and development expenses	728,076	716,279	600,613	668,399
General and administrative expenses	1,487,224	1,517,664	1,918,543	1,636,994
Sales and marketing expenses	1,304,899	1,291,709	1,278,455	1,179,167
Loss from operations	(4,773,620)	(4,532,363)	(4,626,619)	(4,092,435)
Net loss	$(4,875,198)	$(4,594,174)	$(4,743,076)	$(4,186,874)
Net loss per common share:[1]
Basic	$(0.74)	$(0.60)	$(0.57)	$(0.27)

Diluted	$(0.74)	$(0.60)	$(0.57)	$(0.27)

Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	6,566,992	7,702,286	8,370,691	15,620,049

Diluted	6,566,992	7,702,286	8,370,691	15,620,049

[1]

Basic and diluted net loss per common share are computed independently for each of the components and quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net loss per common share.

18. Subsequent Events

Subsequent to December 31, 2016, the Company received approximately $5.3 million of cash proceeds upon the exercise of 4,780,850 common stock warrants with an exercise price of $1.10 per share issued in connection with the Company’s public offering in October 2016.

On February 1, 2017, the Company received notice from its subtenant terminating the sublease effective March 31, 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2016, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of such period.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the sections entitled “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2017 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be set forth in the section entitled “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following documents are included in Part II, Item 8 of this Report and are incorporated by reference herein:

2. Financial Statement Schedules.

3. Exhibits.

EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.1 of the Registrant’s Current Report on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2016).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2

Amended and Restated Investor Rights Agreement, dated as of October 31, 2011, among the Registrant and certain investors named therein (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).

4.3	Specimen Common Stock certificate of Biocept, Inc.
4.4

Form of Representative’s Warrant, dated February 10, 2014 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), as amended, filed with the SEC on November 20, 2013).

4.5

Form of Warrant issued to the lenders under the Loan and Security Agreement, dated as of April 30, 2014, by and among Biocept, Inc., Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, including Oxford Finance LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2014).

4.6

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

10.5+

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

10.8

Lease, between the Registrant and Nexus Equity VIII LLC, dated March 31, 2004 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), as amended, filed with the SEC on November 5, 2013).

10.9

First Amendment to Lease, between the Registrant and ARE-SD Region No. 18, LLC, dated November 1, 2011(incorporated by reference to Exhibit 10.11.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).

10.10

Second Amendment to Lease, between the Registrant and ARE-SD Region No. 18, LLC, dated September 10, 2012 (incorporated by reference to Exhibit 10.11.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).

10.11

Third Amendment to Lease, between the Registrant and ARE-SD Region No. 18, LLC, dated as of January 31, 2013, and effective as of January 1, 2013 (incorporated by reference to Exhibit 10.11.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).

10.12

Fourth Amendment to Lease, between the Registrant and ARE-SD Region No. 18, LLC, dated as of September 10, 2013, and effective as of August 1, 2013 (incorporated by reference to Exhibit 10.11.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).

10.13

Amended and Restated Investor Rights Agreement, dated as of October 31, 2011, among the Registrant and certain investors named therein (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).

10.14

Assignment and Exclusive Cross-License Agreement between the Registrant and Aegea Biotechnologies, Inc. dated June 2, 2012 (incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), as amended, filed with the SEC on January 30, 2014).

Exhibit No.	Description of Exhibit
10.15

Loan and Security Agreement by and among Biocept, Inc., Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, including Oxford Finance LLC, dated as of April 30, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2014).

10.16+	2014 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2014).
10.17+

Employment Agreement, between the Registrant and Veena Singh, dated December 1, 2014 (incorporated by reference to Exhibit 10.41 of the Registrant’s Registration Statement on Form S-1 (File No. 333-201437), filed with the SEC on January 21, 2015).

10.18+

Employment Agreement Amendment between the Registrant and Michael W. Nall, dated November 6, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2015).

10.19

Letter Agreement, dated April 25, 2016, by and between Biocept, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 29, 2016).

10.20

Second Amendment to Loan and Security Agreement by and among Biocept, Inc., Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, including Oxford Finance LLC, dated as of June 30, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q, filed with the SEC on August 5, 2016).

10.21+

Biocept, Inc. Amended and Restated 2013 Equity Incentive Plan, Form of Stock Option Grant Notice, Option Agreement, Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit agreement for use thereunder (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 27, 2016).

10.22+

Employment Agreement between the Registrant and Timothy Kennedy, dated July 25, 2016 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 27, 2016).

31.1	Certification of Michael Nall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Timothy Kennedy, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Nall, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Timothy Kennedy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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

BIOCEPT, INC.

Date: March 28, 2017	By:	/s/ Michael W. Nall
Michael W. Nall
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Nall	Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2017
Michael W. Nall

/s/ Timothy C. Kennedy	Chief Financial Officer, Senior Vice President of Operations (Principal Financial Officer and Principal Accounting Officer)	March 28, 2017
Timothy C. Kennedy

/s/ David F. Hale	Chairman and Director	March 28, 2017
David F. Hale

/s/ Marsha A. Chandler	Director	March 28, 2017
Marsha A. Chandler

/s/ Bruce E. Gerhardt	Director	March 28, 2017
Bruce E. Gerhardt

/s/ Bruce A. Huebner	Director	March 28, 2017
Bruce A. Huebner

/s/ Edward Neff	Director	March 28, 2017
Edward Neff

/s/ Ivor Royston	Director	March 28, 2017
Ivor Royston

/s/ M. Faye Wilson	Director	March 28, 2017
M. Faye Wilson