Form 10-Q
period 2017-03-31
BIOCEPT INC
filed 2017-05-15
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 9, 2017, there were 26,600,247 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2017

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	March 31,
	2016	2017
		(unaudited)
Current assets:
Cash	$4,609,332	$14,042,388
Accounts receivable, net	128,969	834,894
Inventories, net	549,045	525,514
Prepaid expenses and other current assets	484,649	386,917
Total current assets	5,771,995	15,789,713
Fixed assets, net	1,806,331	2,143,700
Total assets	$7,578,326	$17,933,413
Current liabilities:
Accounts payable	$960,486	$1,441,659
Accrued liabilities	1,160,036	1,648,459
Supplier financings	75,691	38,058
Current portion of equipment financings	262,674	351,252
Current portion of credit facility	1,934,665	1,973,372
Total current liabilities	4,393,552	5,452,800
Non-current portion of equipment financings	778,643	809,535
Non-current portion of credit facility, net	1,123,001	618,190
Non-current portion of interest payable	227,177	264,970
Non-current portion of deferred rent	397,292	369,849
Total liabilities	6,919,665	7,515,344
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 authorized; no shares issued and outstanding at December 31, 2016 and March 31, 2017.	—	—
Common stock, $0.0001 par value, 150,000,000 authorized; 17,499,397 issued and outstanding at December 31, 2016; 26,600,247 issued and outstanding at March 31, 2017.	1,750	2,660
Additional paid-in capital	174,292,781	188,483,986
Accumulated deficit	(173,635,870)	(178,068,577)
Total shareholders’ equity	658,661	10,418,069
Total liabilities and shareholders’ equity	$7,578,326	$17,933,413

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended March 31,
	2016	2017
Net revenues	$221,369	$1,683,065
Costs and expenses:
Cost of revenues	1,474,790	2,129,454
Research and development expenses	728,076	757,258
General and administrative expenses	1,487,224	1,906,635
Sales and marketing expenses	1,304,899	1,278,311
Total costs and expenses	4,994,989	6,071,658
Loss from operations	(4,773,620)	(4,388,593)
Other income/ (expense):
Interest expense	(138,440)	(82,526)
Other income	38,412	38,412
Total other income/ (expense):	(100,028)	(44,114)
Loss before income taxes	(4,873,648)	(4,432,707)
Income tax expense	(1,550)	—
Net loss and comprehensive loss	$(4,875,198)	$(4,432,707)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	6,566,992	20,969,131
Diluted	6,566,992	20,969,131
Net loss per common share:
Basic	$(0.74)	$(0.21)
Diluted	$(0.74)	$(0.21)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2016	2017
Cash Flows from Operating Activities
Net loss	$(4,875,198)	$(4,432,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,352	116,156
Inventory reserve	(13,840)	(29,833)
Stock-based compensation	368,990	373,222
Non-cash interest expense related to credit facility and other financing activities	24,799	3,443
Increase/ (decrease) in cash resulting from changes in:
Accounts receivable, net	(9,221)	(705,925)
Inventory	(3,846)	53,364
Prepaid expenses and other current assets	(7,490)	97,732
Accounts payable	264,500	335,972
Accrued liabilities	208,789	481,314
Accrued interest	15,548	(14,413)
Deferred rent	(7,614)	(17,381)
Net cash used in operating activities	(3,957,231)	(3,739,056)
Cash Flows from Investing Activities:
Purchases of fixed assets	(90,337)	(127,223)
Net cash used in investing activities	(90,337)	(127,223)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	324,242	8,559,958
Proceeds from exercise of common stock warrants	—	5,258,935
Payments on equipment financings	(23,427)	(12,534)
Payments on supplier and other third-party financings	(116,529)	(37,633)
Payments on credit facility	(385,297)	(469,391)
Net cash provided by/ (used in) financing activities	(201,011)	13,299,335
Net increase/ (decrease) in Cash	(4,248,579)	9,433,056
Cash at Beginning of Period	8,821,329	4,609,332
Cash at End of Period	$4,572,750	$14,042,388
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$97,627	$92,651
Taxes	$1,550	$ —

Non-cash Investing and Financing Activities:

During the three months ended March 31, 2016, Biocept, Inc., or the Company, financed insurance premiums of $434,475 through third-party financings.

Fixed assets purchased totaling $181,101 during the three months ended March 31, 2017 were recorded as equipment financing obligations and were excluded from cash purchases in the Company’s unaudited condensed statements of cash flows.

The amount of unpaid fixed asset purchases excluded from cash purchases in the Company’s unaudited condensed statements of cash flows decreased from $64,300 at December 31, 2015 to $18,937 at March 31, 2016, and increased from $58,066 at December 31, 2016 to $203,267 at March 31, 2017.

An offering of the Company’s common stock and warrants to purchase its common stock occurred on March 31, 2017 (see Note 3). In the offering, warrants were issued to buy (in the aggregate) up to 2,160,000 shares of common stock at an exercise price of $2.50 per share with a term of five years and an estimated grant date fair value of approximately $2.8 million, which was recorded as an offset to additional paid-in capital within common stock issuance costs (see Note 4). Additionally, approximately $728,000 of fees and costs directly associated with the offering were recorded as an offset to additional paid-in capital within common stock issuance costs in accordance with applicable accounting guidance.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOCEPT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The Company, Business Activities and Basis of Presentation

The Company and Business Activities

The Company was founded in California in May 1997 and is an early stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample. The Company’s current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic mutations that may qualify a subset of cancer patients for targeted therapy. Often, traditional methodologies such as tissue biopsies are insufficient or unavailable to provide the molecular subtype information necessary for clinical decisions. The Company’s assays have the potential to provide more contemporaneous information on the characteristics of a patient’s disease compared with traditional methodologies such as tissue biopsy and radiographic imaging.

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

The unaudited condensed financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission, or SEC, instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed financial statements are unaudited and do not contain all the information required by U.S. Generally Accepted Accounting Principles, or GAAP, to be included in a full set of financial statements. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited financial statements for the year ended December 31, 2016, filed with the SEC with our Annual Report on Form 10-K on March 28, 2017 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Reverse Stock Split

On September 27, 2016, the Company’s stockholders approved, and the Company filed, an amendment to the Company’s amended and restated certificate of incorporation to effect a one-for-three reverse stock split of the Company’s outstanding common stock, and to increase the authorized number of shares of the Company’s common stock from 40,000,000 to 150,000,000 shares. The one-for-three reverse stock split was effected September 29, 2016. As such, all references to share and per share amounts in the unaudited condensed financial statements and accompanying notes to the unaudited condensed financial statements have been retroactively restated to reflect the one-for-three reverse stock split, except for the authorized number of shares of the Company’s common stock of 150,000,000 shares, which was not affected by the one-for-three reverse stock split.

Revenue Recognition and Related Reserves

The Company's commercial revenues are generated from diagnostic services provided to physicians and billed to third-party insurance payers such as managed care organizations, Medicare and Medicaid and patients for any deductibles, coinsurance or copayments that may be due. The Company recognizes revenue in accordance with the provision of ASC 954-605, Health Care Entities—Revenue Recognition, which requires that four basic criteria must be met prior to recognition of revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. Commencing on March 31, 2017, the Company recognizes commercial revenue related to billings for assays delivered and billed to Medicare and other third-party payers on an accrual basis when amounts that will ultimately be realized can be estimated upon delivery, whereby prior to March 31, 2017, the Company recognized revenues for its commercial diagnostic services on a cash basis as collected because the amounts ultimately expected to be received could not be estimated upon delivery due to insufficient collection history experience.

The Company bills third-party payers on a fee-for-service basis at the Company’s list price and third-party commercial revenue is recorded net of contractual discounts, payer-specific allowances and other reserves. The Company’s development services revenues are supported by contractual agreements and generated from assay development services provided to entities, as well as certain other diagnostic services provided to physicians. Diagnostic services are completed upon the delivery of assay results to the prescribing physician, at which time the Company bills for the service.

The Company’s gross commercial revenues billed are subject to estimated deductions for such contractual discounts, payer-specific allowances and other reserves to arrive at reported net revenues, which relate to differences between amounts billed and corresponding amounts estimated to be subsequently collected. These third-party payer discounts and sales allowances are estimated based on a number of assumptions and factors, including historical payment trends, seasonality associated with the annual reset of patient deductible limits on January 1 of each year, and current and estimated future payments. Specifically, the Company maintains four such reserves: the reserve for contractual discounts, the reserve for aged non-patient receivables, the reserve for estimated patient receivables, and the reserve for other payer-specific sales allowances. The reserve for contractual discounts relates to discounts to gross amounts billed to Medicare and contracted third-party payers to arrive at the deemed “allowed expense" amount covered by that payer. The Company’s contracted third-party commercial sales are recorded using an actual or contracted fee schedule at the time of sale, while estimated fee schedules are maintained for each non-contracted payer separately as part of other payer-specific sales allowances. Contractual discounts are recorded at the transaction level at the time of sale based on a fee schedule that is maintained for each contracted third-party payer. The Company periodically adjusts fee schedules for both contracted and noncontracted third-party payers based upon historical payment trends. The reserve for aged non-patient receivables reduces gross amounts billed to noncontracted third-party payers for amounts estimated to be collected according to the age of the outstanding balance. The reserve for estimated patient receivables reduces gross amounts billed to third-party payers for amounts estimated to be collected directly from individual patients, such as copayments, deductibles, or amounts otherwise designated as patient responsibility. The reserve for other payer-specific sales allowances relates to the amounts billed to noncontracted third-party payers that are estimated to not be covered by that specific payer’s coverage policies, as well as estimated necessary adjustments to gross amounts billed based on historical collection experience for a particular third-party payer unrelated to the age of outstanding balances.

The estimates of amounts that will ultimately be realized from commercial diagnostic services require significant judgment by management. Patients do not enter into direct agreements with the Company that commit them to pay any portion of the cost of the tests in the event that they have not met their annual deductible limit under their insurance policy, if any, or if their insurance otherwise declines to reimburse the Company. Adjustments to the estimated payment amounts are recorded at the time of final collection and settlement of each transaction as an adjustment to commercial revenue. The estimation process used to determine third-party payer discounts and sales allowance has been applied on a consistent basis since March 31, 2017, and no subsequent significant adjustments have been necessary to increase or decrease these discounts and allowances as a result of changes in underlying estimates.

The composition of the Company’s gross and net revenues recognized during the three months ended March 31, 2016 and 2017 is as follows:

	March 31,	March 31,
	2016	2017
Commercial revenues recognized upon delivery	$ —	$4,725,966
Development services revenues recognized upon delivery	31,848	60,789
Commercial revenues recognized upon cash collection	189,521	896,586
Total gross revenues	221,369	5,683,341
Less reserve for contractual discounts	—	(1,325,796)
Less reserve for aged non-patient receivables	—	(316,552)
Less reserve for estimated patient receivables	—	(103,340)
Less reserve for other payer-specific sales allowances	—	(2,254,588)
Net revenues	$221,369	$1,683,065

The amount of nonrecurring net revenue recorded during the three months ended March 31, 2017, had the Company recognized revenue for commercial diagnostic services upon delivery prior to January 1, 2017 instead of on March 31, 2017, was $877,328, and the corresponding decrease in net loss per common share was $0.04. The incremental net revenue, net accounts receivable and decrease in loss from operations during the three months ended March 31, 2017 as a result of recognizing revenue on an accrual basis for commercial diagnostic services delivered on or prior to March 31, 2017, for which no cash collections had yet been received as of March 31, 2017, was $725,690, and the corresponding decrease in net loss per common share was $0.03.

A summary of activity in the Company’s reserves for discounts and sales allowances during the three months ended March 31, 2017 is as follows:

Reserve for Contractual Discounts
Balance at December 31, 2016	$ —
Provisions recorded	1,325,796
Settlements upon cash collection	—
Balance at March 31, 2017	1,325,796
Reserve for Aged Non-Patient Receivables
Balance at December 31, 2016	—
Provisions recorded	316,552
Settlements upon cash collection	—
Balance at March 31, 2017	316,552
Reserve for Estimated Patient Receivables
Balance at December 31, 2016	—
Provisions recorded	103,340
Settlements upon cash collection	—
Balance at March 31, 2017	103,340
Reserve for Other Payer-Specific Sales Allowances
Balance at December 31, 2016	—
Provisions recorded	2,254,588
Settlements upon cash collection	—
Balance at March 31, 2017	2,254,588
Total Discounts and Sales Allowances
Balance at December 31, 2016	—
Provisions recorded	4,000,276
Settlements upon cash collection	—
Balance at March 31, 2017	$4,000,276

Concentration of Risk

Concentrations of credit risk with respect to revenues are primarily limited to geographies to which the Company provides a significant volume of its services, and to specific third-party payers of the Company’s services such as Medicare, insurance companies, and other third-party payers. The Company’s client base consists of a large number of geographically dispersed clients diversified across various customer types.

The Company's third-party payers that represent more than 10% of total net revenues and their related net revenue amount as a percentage of total net revenues during the three months ended March 31, 2016 were as follows:

Medicare	32%
United Healthcare	19%
Blue Cross Blue Shield	12%

The Company's third-party payers that represent more than 10% of total net revenues and their related net revenue amount as a percentage of total net revenues during the three months ended March 31, 2017 were as follows:

Medicare	37%
Blue Cross Blue Shield	21%
United Healthcare	15%

The Company's third-party payers that represent more than 10% of total net accounts receivable and their related net accounts receivable balance as a percentage of total net accounts receivable at March 31, 2017 were as follows:

Medicare	35%
Blue Cross Blue Shield	29%
United Healthcare	18%

Recent Accounting Pronouncements

In May 2014, and as subsequently updated and amended from time to time, the Financial Accounting Standards Board, or the FASB, issued authoritative guidance that requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This proposed guidance has been deferred and would be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. As the Company has not yet completed its final review of the impact of the new guidance but expects to during 2017, the Company has not determined whether the adoption of this guidance will have a material impact on its financial statements or disclosures. The Company is still evaluating disclosure requirements under the new guidance, and will continue to evaluate additional changes, modifications or interpretations to the guidance which may impact the current conclusions. The Company expects to adopt the new standard for the fiscal year beginning January 1, 2018 and has not yet determined whether the full or modified retrospective application method will be applied.

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

In February 2016, the FASB issued authoritative guidance requiring, among other things, that entities recognize the assets and liabilities arising from leases on the balance sheet under revised criteria, while the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria in the previous leases guidance. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company anticipates that the adoption of this guidance will materially affect its statement of financial position and will require changes to its processes. The Company has not yet made any decision on the timing of adopting this guidance or the method of adoption with respect to the optional practical expedients, but expects to during 2018.

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

In January 2017, the FASB issued authoritative guidance eliminating the “Step 2” requirement for an entity to determine the fair value of its assets and liabilities for goodwill impairment testing in the same manner that would be required for those assumed in a business combination. Instead, the amended guidance allows an entity to perform goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount. This guidance is effective for any goodwill impairment tests in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company currently intends to adopt this guidance for the fiscal year beginning January 1, 2020, and does not anticipate that the adoption of this guidance will have a material impact on its financial statements or disclosures because the Company does not currently have any recorded goodwill.

In February 2017, the FASB issued authoritative guidance clarifying the definition of the term “in substance nonfinancial asset” when accounting for transfers of financial and nonfinancial assets, and other matters concerning the transfer, sale and partial sale of nonfinancial assets to both consolidated entities and non-consolidated counterparties. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company currently intends to adopt this guidance for the fiscal year beginning on January 1, 2018, and does not anticipate that the adoption of this guidance will have a material impact on its financial statements or disclosures because the Company has not historically engaged in transfers, sales or partial sales of nonfinancial assets.

In March 2017, the FASB issued authoritative guidance shortening the amortization period to the earliest call date for certain purchased callable debt securities held at a premium. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company currently intends to adopt this guidance for the fiscal year beginning on January 1, 2019, and does not anticipate that the adoption of this guidance will have a material impact on its financial statements or disclosures because the Company does not currently hold any callable debt securities.

2. Liquidity and Going Concern Uncertainty

As of March 31, 2017, cash totaled $14.0 million and the Company had an accumulated deficit of $178.1 million. For the year and three month periods ended December 31, 2016 and March 31, 2017, the Company incurred net losses of $18.4 million and $4.4 million, respectively. At March 31, 2017, the Company had aggregate net interest-bearing indebtedness of $4.1 million, of which $2.4 million was due within one year in the absence of subjective acceleration of amounts due under a credit facility entered into in April 2014 with Oxford Finance LLC, or the April 2014 Credit Facility, in addition to $3.1 million of other non-interest bearing current liabilities. Additionally, in February 2016, the Company signed a firm, noncancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly installments of $62,500 through May 2020, under which $707,259 remained outstanding at March 31, 2017 (see Note 11). These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one year period following the date that these unaudited condensed financial statements were issued. The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

In May 2015, the SEC declared effective a shelf registration statement filed by the Company. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as the Company’s public float is less than $75 million. A public offering of the Company’s common stock and warrants to purchase its common stock was effected under this shelf registration statement on April 29, 2016, the closing of which occurred on May 4, 2016, pursuant to which the Company received net cash proceeds of approximately $4.3 million (see Note 3). Subsequent to the closing of this offering on May 4, 2016, no warrants sold in this offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. A second offering of the Company’s common stock was effected under this shelf registration statement on March 28, 2017, the closing of which occurred on March 31, 2017, pursuant to which the Company received net cash proceeds of approximately $8.6 million (see Note 3). In a concurrent private placement, the Company sold unregistered warrants to purchase up to 2,160,000 shares of the Company’s common stock that closed concurrently with the March 31, 2017 offering of common stock sold pursuant to this shelf registration statement. Subsequent to the closing of the sales of these unregistered warrants, no warrants sold have been exercised, with $5.4 million in gross warrant proceeds remaining outstanding and available to be exercised at $2.50 per share commencing on the six month anniversary of the closing of the offering, or September 30, 2017, until their expiration in March 2022. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings. A public offering of the Company’s common stock and warrants to purchase its common stock was effected under an underwriting agreement dated October 14, 2016 between the Company, Roth Capital Partners, LLC and Feltl and Company, Inc., as underwriters named therein, the closing of which occurred on October 19, 2016, pursuant to which the Company received net cash proceeds of approximately $9.0 million (see Note 3). Subsequent to the closing of this offering, cash proceeds of approximately $5.3 million have been received from the exercise of warrants sold in this offering, while approximately $5.4 million in gross warrant proceeds remain outstanding and available to be exercised at $1.10 per share until their expiration in October 2021.

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

3. Sales of Equity Securities

On December 21, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital, which committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 30-month term of the common stock purchase agreement. On November 4, 2016, the Company voluntarily terminated this common stock purchase agreement. Upon execution of the common stock purchase agreement, the Company sold to Aspire Capital 208,334 shares of common stock at $4.80 per share for proceeds of $1,000,000, and concurrently also entered into a registration rights agreement with Aspire Capital, pursuant to which the Company filed a registration statement registering the sale of the shares of the Company’s common stock that were issued to Aspire Capital under the common stock purchase agreement. In consideration for entering into, and concurrently with the execution of, the common stock purchase agreement, the Company issued to Aspire Capital 55,000 shares of its common stock. The proceeds received by the Company under the common stock purchase agreement were used for working capital and general corporate purposes. During the year ended December 31, 2016, the Company submitted purchase notices to Aspire Capital for an aggregate of 173,145 shares of common stock for gross proceeds of $544,051. Costs associated with this offering of approximately $42,000 and $79,000 during the years ended December 31, 2015 and 2016, respectively, were also recorded to common stock issuance costs under applicable accounting guidance, and as such, the total net increase in capital related to these transactions was approximately $1.4 million.

In May 2015, the SEC declared effective a shelf registration statement filed by the Company. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as the Company’s public float is less than $75 million. Pursuant to an exclusive placement agent agreement dated April 25, 2016 between the Company and H.C. Wainwright & Co., LLC, and a securities purchase agreement dated April 29, 2016 between the Company and the purchasers signatory thereto, a public offering of 1,662,191 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,163,526 shares of common stock was effected under this registration statement at a combined offering price of $3.00. All warrants sold in this offering have a per share exercise price of $3.90, are exercisable immediately and expire five years from the date of issuance. The estimated grant date fair value of these warrants of approximately $2.0 million was recorded as an offset to additional paid-in capital within common stock issuance costs upon the closing of this offering. The closing of the sale of these securities to the purchasers occurred on May 4, 2016, pursuant to which the Company received, after deducting $0.7 million of costs directly associated with the offering that were recorded as an offset to additional paid-in capital under applicable accounting guidance, approximately $4.3 million of net cash proceeds. Subsequent to the closing of this offering on May 4, 2016, no warrants sold in this offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. Pursuant to an exclusive placement agent agreement dated March 28, 2017 between the Company and Roth Capital Partners, LLC as lead placement agent, and WestPark Capital and Chardan Capital as co-placement agents, a securities purchase agreement for a second offering of 4,320,000 shares of the Company’s common stock was effected under this registration statement at per share price of $2.15, which closed on March 31, 2017. In a concurrent private placement, the Company sold unregistered warrants to purchase up to an aggregate of 2,160,000 shares of the Company’s common stock that closed concurrently with the March 2017 offering of common stock sold pursuant the shelf registration statement. All warrants sold in this offering have a per share exercise price of $2.50, are exercisable beginning on the six-month anniversary of the date of issuance, and expire five years from the date first exercisable. The estimated grant date fair value of these warrants of approximately $2.8 million was recorded as an offset to additional paid-in capital within common stock issuance costs upon the closing of this offering (see Note 4). At the closing of these sales on March 31, 2017, the Company received, after deducting $0.7 million of costs directly associated with the offering that were recorded as an offset to additional paid-in capital under applicable accounting guidance, approximately $8.6 million of net cash proceeds. In connection with the closing of the offering, the Company has agreed to certain contractual terms that limit its ability to issue any shares of its common stock or common stock equivalents for a 90-day period, or variable rate securities for a period of one year, following the closing of the offering, with certain exceptions. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

Pursuant to an underwriting agreement dated October 14, 2016 between the Company, Roth Capital Partners, LLC and Feltl and Company, Inc., as underwriters named therein, a public offering of 9,100,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 9,100,000 shares of common stock was effected at a combined offering price of $1.10. The estimated grant date fair value of these warrants of approximately $5.2 million was recorded as an offset to additional paid-in capital within common stock issuance costs upon the closing of this offering. Additionally, the underwriters were granted a 30-day option to purchase up to 1,365,000 additional shares of common stock at a price of $1.0331 per share, net of the underwriting discount, and/or additional warrants to purchase up to 1,365,000 shares of common stock at a price of $0.0009 per warrant to cover overallotments, if any, of which the underwriters exercised their overallotment option to purchase 627,131 option warrants for total proceeds to the Company of $564. The estimated aggregate grant date fair value of the overallotment options and warrants of approximately $0.8 million was recorded as an offset to additional paid-in capital within common stock issuance costs upon the closing of this offering. All warrants sold in this offering have a per share exercise price of $1.10, are exercisable immediately and expire five years from the date of issuance. The closing of the sale of these securities to the underwriters occurred on October 19, 2016, when the Company received, after deducting $1.0 million of costs directly associated with the offering that were recorded as an offset to additional paid-in capital under applicable accounting guidance, $9.0 million of net cash proceeds. Subsequent to the closing of this offering, approximately $5.3 million of additional cash proceeds had been received from the exercise of warrants sold in this offering. As such, the total net increase in capital as a result of the sale of these shares and warrants has been $14.3 million.

4. Fair Value Measurement

The estimated fair value of the April 2014 Credit Facility at March 31, 2017 approximated carrying value, which was determined using a discounted cash flow analysis. The analysis considered interest rates of instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs.

Other Fair Value Measurements

As of the closing of the Company’s March 31, 2017 offering, the estimated grant date fair value of $1.31 per share associated with the warrants to purchase 2,160,000 shares of common stock issued in this offering, or a total of approximately $2.8 million, was recorded as an offset to additional paid-in capital within common stock issuance costs, and was estimated using a Black-Scholes valuation model with the following assumptions:

Stock price	$2.13
Exercise price	$2.50
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.93%
Expected life (in years)	5.00
Expected volatility	80.0%

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	March 31,
	2016	2017
Fixed Assets
Machinery and equipment	$2,728,468	$2,840,784
Furniture and office equipment	143,726	147,976
Computer equipment and software	620,582	914,302
Leasehold improvements	517,968	517,968
Financed equipment	1,559,690	1,762,799
Construction in process	169,896	10,026
	5,740,330	6,193,855
Less accumulated depreciation and amortization	(3,933,999)	(4,050,155)
Total fixed assets, net	$1,806,331	$2,143,700
Accrued Liabilities
Accrued interest	$20,776	$17,667
Accrued payroll	168,727	358,291
Accrued vacation	364,953	443,622
Accrued bonuses	422,868	650,667
Accrued sales commissions	77,844	55,634
Current portion of deferred rent	67,085	77,147
Accrued other	37,783	45,431
Total accrued liabilities	$1,160,036	$1,648,459

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

A warrant to purchase up to 17,655 shares of the Company’s common stock at an exercise price of $14.16 per share with a term of 10 years was issued to Oxford Finance LLC on April 30, 2014. Issuance costs of $102,498 associated with the term loan under the April 2014 Credit Facility were recorded as a discount to outstanding debt as of the closing date, resulting in net proceeds of $4,897,502. The estimated fair value of the warrant issued of $233,107 was also recorded as a discount to outstanding debt as of the closing date. The discounts and other issuance costs are amortized to interest expense utilizing the effective interest method over the underlying term of the loan, with total unamortized discounts of $78,408 and $75,122 remaining at December 31, 2016 and March 31, 2017, respectively. The effective annual interest rate associated with the April 2014 Credit Facility was 13.87% at both December 31, 2016 and March 31, 2017. As of March 31, 2017, total remaining principal payments of $1,465,274 and $1,201,409 were due under the April 2014 Credit Facility during the fiscal years ending December 31, 2017 and 2018, respectively.

7. Equipment Financings

The Company leases certain laboratory equipment under arrangements accounted for as capital leases and classified as equipment financings. The financed equipment is depreciated on a straight-line basis over periods ranging from 5 to 7 years. The total gross value of fixed assets capitalized under such financing arrangements was $1,559,690 and $1,762,799 at December 31, 2016 and March 31, 2017, respectively. Total accumulated depreciation related to financed equipment was approximately $525,000 and $580,000 at December 31, 2016 and March 31, 2017, respectively. Total depreciation expense related to financed equipment was approximately $26,000 and $55,000 for the three months ended March 31, 2016 and 2017, respectively. Fixed assets purchased totaling $181,101 during the three months ended March 31, 2017 were recorded as equipment financings. The aggregate weighted average effective annual interest rate related to the equipment financings was 13.18% and 13.08% at December 31, 2016 and March 31, 2017, respectively, and the maturity dates on such outstanding arrangements range from July 2017 to May 2023.

The following schedule sets forth the remaining future minimum lease payments outstanding under financed equipment arrangements, as well as corresponding remaining sales tax and maintenance obligation payments that are expensed as incurred, due within each respective fiscal year ending December 31, as well as the present value of the total amount of remaining minimum lease payments, as of March 31, 2017:

		Maintenance
	Minimum	and Sales Tax
	Lease	Obligation
	Payments	Payments
2017	$308,193	$5,323
2018	290,482	56,725
2019	249,203	77,122
2020	212,055	58,714
2021	206,478	53,896
Thereafter	387,504	75,122
Total payments	1,653,915	326,902
Less amount representing interest	(493,128)	—
Present value of payments	$1,160,787	$326,902

At March 31, 2017, the present value of minimum lease payments due within one year was $351,252.

8. Stock-Based Compensation

Equity Incentive Plans

The Company maintains two equity incentive plans: the Amended and Restated 2013 Equity Incentive Plan, or the 2013 Plan, and the 2007 Equity Incentive Plan, or the 2007 Plan. The 2013 Plan includes a provision that shares available for grant under the Company’s 2007 Plan become available for issuance under the 2013 Plan and are no longer available for issuance under the 2007 Plan. On July 25, 2016, the Company’s Board of Directors approved an amendment to the 2013 Plan to reserve 333,333 shares of the Company’s common stock exclusively for the grant of stock awards to employees who have not previously been an employee or director of the

Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules. As of March 31, 2017, under all plans, a total of 1,022,955 non-inducement shares were authorized for issuance, 947,704 non-inducement stock options and restricted stock units, or RSUs, had been issued and were outstanding, and 33,769 non-inducement shares were available for grant. As of March 31, 2017, a total of 333,333 inducement shares were authorized for issuance, 158,049 inducement stock options and RSUs had been issued and were outstanding, and 175,284 inducement shares were available for grant under the 2013 Plan. At the Company’s annual meeting of stockholders held on May 2, 2017, the Company’s stockholders approved amendments to the 2013 Plan, which included an increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 2,500,000.

Stock Options

A summary of stock option activity for the three months ended March 31, 2017 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2016	896,662	$8.80	8.5
Granted	112,899	$2.09
Exercised	—
Cancelled/forfeited/expired	(78,057)	$4.26
Outstanding at March 31, 2017	931,504	$8.29	8.4
Vested and unvested expected to vest, March 31, 2017	925,739	$8.26	9.1

The intrinsic values of options outstanding at December 31, 2016 and March 31, 2017 were zero and $54,571, respectively, and the intrinsic values of options vested and unvested expected to vest at March 31, 2017 was $52,853. The total weighted-average grant date fair value of the 110,569 stock options that vested during the three months ended March 31, 2017 was $7.80.

The assumptions used in the Black-Scholes pricing model for stock options granted during the three months ended March 31, 2017 were as follows:

Stock and exercise prices	$2.05 – $2.13
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.95% – 2.08%
Expected life (in years)	5.12 – 6.09
Expected volatility	80.0% - 90.0%

Using the assumptions described above, with stock and exercise prices being equal on date of grant, the weighted-average estimated fair value of options granted in the three months ended March 31, 2017 was $1.46 per share.

On August 31, 2015, the Company’s Board of Directors approved the issuance of 33,333 stock options with an estimated grant date fair value of $4.40 per share and an exercise price of $6.03 per share to its Chief Executive Officer pursuant to the 2013 Plan. On February 29, 2016, the Company’s Board of Directors approved the issuance of 33,333 stock options with an estimated grant date fair value of $2.87 per share and an exercise price of $4.02 per share to its Chief Executive Officer pursuant to the 2013 Plan. Vesting of these stock options was based on the Company’s achievement of specified objectives by December 31, 2016 as determined by the Company’s Board of Directors or the Compensation Committee of the Board of Directors. During the three months ended March 31, 2017, 6,333 of the performance stock options granted on August 31, 2015 and 10,000 of the performance stock options granted on February 29, 2016 were declared vested by the Company’s Board of Directors, and the remaining 50,333 shares underlying these awards were forfeited.

On July 25, 2016, the Company entered into an employment agreement with its new Chief Financial Officer, Senior Vice President of Operations and Secretary, or CFO. Pursuant to the terms of this employment agreement, on July 29, 2016 the CFO was granted inducement stock option awards with an exercise price of $1.95 per share to purchase up to (i) 66,666 shares of the Company’s common stock with an estimated grant date fair value of $1.45 per share, 25% of which will vest on the one-year anniversary of the commencement of the CFO’s employment with the Company, and remainder of which will vest in equal monthly installments over the following three years, and (ii) 33,333 shares of the Company’s common stock with an estimated grant date fair value of $1.26 per share, which vest upon the Company’s achievement of specified corporate goals for 2016 and the consummation of a specified financing transaction. During the three months ended March 31, 2017, 16,383 shares of the performance option award granted on July 29, 2016 were declared vested by the Company’s Board of Directors, and the remaining 16,950 shares underlying this award were forfeited.

Restricted Stock

A summary of RSU activity for the three months ended March 31, 2017 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2016	174,249	$2.68
Granted	—	—
Vested and issued	—	—
Forfeited	—	—
Outstanding at March 31, 2017	174,249	$2.68
Vested and unvested expected to vest, March 31, 2017	171,624	$2.66

At March 31, 2017, the intrinsic values of RSUs outstanding and RSUs unvested and expected to vest were $371,150 and $365,560, respectively. Of the 174,249 RSUs outstanding at March 31, 2017, 10,920 are fully vested, and 79,997 vest fully on the one year anniversary of the date of grant, or June 6, 2017, subject to continuing service by the holders of such RSUs.  On July 6, 2016, the Compensation Committee of the Company’s Board of Directors approved retention RSUs for an aggregate of 58,332 shares of common stock to three of the Company’s executive officers pursuant to the 2013 Plan, including retention RSUs for 25,000 shares of common stock to its Chief Executive Officer. Each of these retention RSUs has a grant date fair value of $1.86 per share for a grant date fair value of $108,498 to all three officers, in aggregate. These retention RSUs vest fully on the one year anniversary of the date of grant, subject to continuing service by the holders of such RSUs. Pursuant to the terms of the Company’s employment agreement with its CFO dated July 25, 2016, the CFO was granted an inducement RSU award on July 29, 2016 covering 25,000 shares of the Company’s common stock with a grant date fair value of $1.95 per share, 100% of which will vest on the one-year anniversary of the commencement of the CFO’s employment with the Company, subject to continuing service.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statements of operations and comprehensive loss during the periods presented:

	For the three months ended
	March 31,
	2016	2017
Stock Options
Cost of revenues	$26,075	$31,770
Research and development expenses	33,003	29,256
General and administrative expenses	272,569	192,053
Sales and marketing expenses	37,343	40,540
Total expenses related to stock options	368,990	293,619
RSUs
Cost of revenues	—	15,167
Research and development expenses	—	14,358
General and administrative expenses	—	29,933
Sales and marketing expenses	—	20,145
Total stock-based compensation	$368,990	$373,222

Stock-based compensation expense was recorded net of estimated forfeitures of 0% - 8% per annum during the three months ended March 31, 2016 and 2017. As of March 31, 2017, total unrecognized stock-based compensation expense related to unvested stock options and RSUs, adjusted for estimated forfeitures, was approximately $1,431,000 and is expected to be recognized over a weighted-average period of approximately 2.2 years.

9. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity for the three months ended March 31, 2017 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2016	11,623,987	$1.93	4.6
Issued	2,160,000	$2.50
Exercised	(4,780,850)	$1.10
Expired	—	—
Outstanding at March 31, 2017	9,003,137	$2.51	4.6

All warrants outstanding at March 31, 2017 are exercisable, except for the 2,160,000 warrants issued during the three months ended March 31, 2016, which first become exercisable for a five year period beginning on September 30, 2017, or the six-month anniversary of the closing of the associated offering. The intrinsic value of equity-classified common stock warrants outstanding at March 31, 2017 was $5,094,669.

10. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three months ended March 31, 2016 and 2017, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the three months ended
	March 31,
	2016	2017
Preferred warrants outstanding (number of common stock equivalents)	529	529
Common warrants outstanding	733,330	9,003,137
RSUs outstanding	10,920	174,249
Common options outstanding	754,799	931,504
Total anti-dilutive common share equivalents	1,499,578	10,109,419

11. Commitments and Contingencies

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any legal proceedings or aware of any threatened legal proceedings that are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

In February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in quarterly installments of $62,500 through May 2020. At March 31, 2017, a total of $707,259 remained outstanding under this purchase commitment.

12. Related Party Transactions

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received payments totaling $19,047 during the year ended December 31, 2016, and a payment of $15,325 subsequent to March 31, 2017, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement.

Pursuant to a sublease agreement dated March 30, 2015, the Company subleased 9,849 square feet, plus free use of an additional area, of its San Diego facility to an entity affiliated with the Company’s non-executive Chairman for $12,804 per month, with a refundable security deposit of $12,804 due from the subtenant. The initial term of the sublease expired on July 31, 2015, and was subject to renewal on a month-to-month basis thereafter. A total of $38,412 in rental income was recorded to other income/(expense) in the Company’s unaudited condensed statements of operations and comprehensive loss during each of the three months ended March 31, 2016 and 2017. On February 1, 2017, the Company received notice from the subtenant terminating the sublease effective March 31, 2017.

Three members of the Company’s Board of Directors participated in its public offering in May 2016, purchasing an aggregate of 58,335 shares of the Company’s common stock and warrants to purchase up to an aggregate of 40,832 shares of its common stock for total gross proceeds to the Company of $175,000. Additionally, a trust affiliated with Claire K.T. Reiss, who at the time was the beneficial owner of more than 10% of the Company’s outstanding common stock, participated in the Company’s public offering in May 2016, purchasing 204,758 shares of its common stock and warrants to purchase up to 143,330 shares of its common stock for total gross proceeds to the Company of $614,273.

Seven members of the Company’s Board of Directors, including its Chief Executive Officer, and all three of the Company’s other executive officers participated in the Company’s public offering in October 2016, purchasing an aggregate of 534,088 shares of common stock and warrants to purchase up to an aggregate of 534,088 shares of common stock for total gross proceeds to the Company of $587,497. Additionally, a trust affiliated with Claire K.T. Reiss, who at the time was the beneficial owner of more than 10% of the Company’s outstanding common stock, participated in the Company’s public offering in October 2016, purchasing 227,272 shares of its common stock and warrants to purchase up 227,272 shares of its common stock for total gross proceeds to the Company of $249,999. Further, several of the Company’s employees and one of its consultants participated in the Company’s public offering in October 2016, purchasing an aggregate of 79,090 shares of its common stock and warrants to purchase up to an aggregate of 79,090 shares of its common stock for total aggregate gross proceeds to the Company of $86,999.

13. Subsequent Events

At the Company’s annual meeting of stockholders held on May 2, 2017, the Company’s stockholders approved amendments to the 2013 Plan, which included an increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 2,500,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 28, 2017. Past operating results are not necessarily indicative of results that may occur in future periods.

We are an early stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or “liquid biopsy.” Our current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic mutations that may qualify a subset of cancer patients for targeted therapy. Often, traditional methodologies such as tissue biopsies are insufficient or unavailable to provide the molecular subtype information necessary for clinical decisions. Our assays have the potential to provide more contemporaneous information on the characteristics of a patient’s disease compared with traditional methodologies such as tissue biopsy and radiographic imaging.

Our current assays and our planned future assays focus on key solid tumor indications utilizing our Target-Selectors liquid biopsy technology platform for the biomarker analysis of CTCs and ctDNA from a standard blood sample. Our patented Target-Selector CTC offering is based on an internally developed microfluidics-based cell capture and analysis platform, with enabling features that change how CTC testing is used by clinicians. Our patent pending Target-Selector ctDNA technology enables mutation detection with enhanced sensitivity and specificity, and is applicable to nucleic acid from ctDNA or other sample types, such as CTCs, bone marrow, or cerebrospinal fluid. Our Target-Selector platforms provide both biomarker detection as well as monitoring capabilities, and require only a patient blood sample. We believe that our Target-Selector platform technology has the potential to be developed and commercialized as in vitro diagnostic (IVD) test kits, and we are currently pursuing this option.

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and accredited by the College of American Pathologists, or CAP. We also performed all research and development that led to our current assays, and we also intend to perform all research and development for our planned assays, at this facility. In addition, we manufacture our microfluidic channels, related equipment and certain reagents. The assays we offer and intend to offer are classified as laboratory developed tests, or LDTs, under CLIA regulations. CLIA certification is required before any clinical laboratory, including ours, may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, or treatment of disease or the assessment of health. In addition, we also participate in and have received CAP accreditation, which includes rigorous bi-annual laboratory inspections and an adherence to specific quality standards.

We have commercialized our Target-Selector assays for a number of solid tumor indications such as: breast cancer, non-small cell lung cancer, or NSCLC, small cell lung cancer, or SCLC, gastric cancer, colorectal cancer, prostate cancer, and melanoma. These assays utilize our dual CTC and ctDNA technology platforms and provide biomarker analysis from a patient’s blood sample.

In the case of our breast and gastric cancer offerings, biomarker analysis involves fluorescence in situ hybridization, or FISH, for the detection and quantitation of the human epidermal growth factor receptor 2, or HER2, gene copy number as well as immunocytochemical, or ICC, analysis of estrogen receptor, or ER, protein, as well as androgen receptor, or AR, protein, which are currently commercially available. We plan to include ICC analysis of progesterone receptor, or PR, proteins as part of the Target-Selector CTC menu in 2017. A patient’s HER2 status provides the physician with information about the appropriateness of therapies such as Herceptin® or Tykerb®. ER and PR status provides the physician with information about the appropriateness of endocrine therapies such as tamoxifen and aromatase inhibitors.

Our lung cancer biomarker analysis offering currently includes FISH testing for ALK, ROS1, RET, MET and FGFR1 gene rearrangements, as well as analysis for the T790M, Deletion 19, and L858R mutations of the epidermal growth factor receptor, or EGFR gene, as well as BRAF and KRAS. The L858R mutation of the EGFR gene and Exon 19 deletions as activators of EGFR kinase activity are associated with the use of the drugs Tarceva®, Gilotrif® and Iressa®. For lung cancer, we also offer a resistance profile assay consisting of the biomarkers MET, HER2 (both of which we perform using our technology for CTCs), KRAS, and T790M (both of which are performed using ctDNA in plasma). These assays can be used by physicians to identify the mechanism causing disease progression for patients with NSCLC who are being treated with tyrosine kinase inhibitor, or TKI, therapy and therefore may qualify patients for inclusion in a clinical trial. In November 2015, Tagrisso® was approved by the U.S. Food and Drug Administration, providing another biomarker-based therapy for the treatment of patients with EGFR related lung cancer. Tagrisso® is indicated for the treatment of patients with metastatic disease, who have progressed on or after EGFR TKI therapy, and who have acquired a T790M resistance mutation.

Fibroblast growth receptor 1, or FGFR1, amplification is offered using our CTC technology. FGFR1 is present in several tumor types, including both NSCLC and SCLC and has been shown to be a prognostic indicator of progression. FGFR1 is also a key target for several drugs undergoing clinical development.

Mutations of the BRAF gene are associated with Zelboraf® and Tafinlar® treatment, as these therapies are both approved for the treatment of patients with melanoma and are in clinical trials for lung cancer. We offer testing for BRAF on blood using our ctDNA offering.

We analytically validated PD-L1 testing utilizing our CTC technology in 2016. PD-L1 is a biomarker that is informative for immuno-oncology therapies currently marketed for lung cancer and melanoma, as well as therapies in development for multiple tumor types. We collaborated with David Rimm, M.D., Ph.D., a pathologist at Yale Medical School, on the analytical development of this assay.

We plan to release additional biomarker assays, such as those that test for ESR1 and NRAS, using blood samples to our current menu of biomarker assays. In addition, we plan to complete the development and offer multiplexed biomarker tests, which will allow the detection and quantitative monitoring of multiple biomarkers in a single assay.

We continue to execute on our strategies intended to expand our business globally, as well as engaging with pharmaceutical companies on clinical trials and assay development. We have distribution agreements in place in Mexico with Quest Diagnostics to support testing for a large pharmaceutical company partner, as well as an agreement with Progenetics to market our assays in Israel for clinical testing. In addition, we have distribution agreements in place in Turkey, the Czech Republic, the Philippines, Lebanon, Columbia and Canada.

During 2016, we announced three pharmaceutical collaborations. The first agreement is to provide testing for a clinical trial that includes patients who have leptomeningeal disease or metastatic lung cancer in the brain. In this exploratory trial, we are testing both cerebral spinal fluid and blood for molecular alterations that could be impacted by treatment. The second agreement is a milestone-based assay development project focused on hepatocellular carcinoma, or liver cancer, whereby we intend to develop assays utilizing both our CTC and ctDNA technologies for clinical trials. The third collaboration involves a study presented at the European Society for Medical Oncology, or ESMO, Annual Congress in October 2016, whereby collaborators from a large pharmaceutical company, and academic investigators, demonstrated a high concordance between our Target-Selector liquid biopsy and tissue biopsy. Subsequent to this study, we have earned business in both Mexico and Columbia for EGFR testing in blood to qualify patients for a pharmaceutical company’s targeted therapy.

In January 2017, we announced that we had secured an in-network provider agreement with Blue Cross Blue Shield of Texas, the largest provider of health benefits in Texas.

In March 2017, we announced a collaboration with Catalyst Pharmaceuticals for the provision of our Target-Selector platform to screen patients diagnosed with Lambert Eaton Myasthenic Syndrome, or LEMS, for early onset or recurrence of SCLC. Under this agreement, our liquid biopsy tests will be offered by Catalyst Pharmaceuticals at no cost to all patients enrolled in its ongoing Phase III clinical trial designed to demonstrate the safety and efficacy of Firdapse® (amifampridine phsophate) for the treatment of LEMS. Catalyst Pharmaceuticals will pay us for tests ordered and utilized as part of the agreement. Patients in the Phase III clinical trial will also have access to our liquid biopsy testing in the long-term extension study phase of the trial allowing for testing every six months for up to two years to monitor for early signals of SCLC.

In April 2017, we announced our entry into a Preferred Provider Collaboration and Services Agreement with Oregon Health & Sciences University on behalf of the OHSU Knight Cancer Institute, or collectively OHSU. The multiphase agreement grants OHSU the rights to commercially offer our Target-Selector liquid biopsy testing services exclusively throughout the state of Oregon. Additionally, we and OHSU plan to engage in technology transfer, whereby OHSU will have the ability to use Target-Selector assays in-house, and act as a secondary laboratory for our research and testing activities. We and OHSU also plan to co-develop additional liquid biopsy assay technologies and platform capabilities including highly sensitive, multiplexed assay panels for molecular biomarker detection and assessment. Additional R&D and commercial pilot projects are anticipated under the agreement.

In May 2017, we announced jointly with the Addario Lung Cancer Medical Institute, or ALCMI, entry into a clinical collaboration and initiation of the ALCMI-009 liquid biopsy clinical trial. This large-scale trial was developed, and will be conducted, by ALCMI and its consortium of leading U.S. and international oncology centers. The prospective, multi-center study, which plans to enroll 400 patients, will utilize our Target-Selector testing platform and services to detect and assess cancer biomarkers found in both CTCs and ctDNA from the blood of patients with lung cancer.

Our revenue generating efforts are focused in three areas:

•	providing clinical testing that oncologists use in order to determine the best treatment plan for their patients;
•	providing clinical trial, research and development services to biopharmaceutial companies developing drug candidates to treat cancer; and
•	licensing our proprietary testing and/or technologies to partners in the United States and abroad.

Results of Operations

Three Months Ended March 31, 2016 and 2017

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three months ended March 31,		Change
	2016	2017	$	%
(dollars in thousands)
Net revenues	$221	$1,683	$1,462	662%
Cost of revenues	1,475	2,130	655	44%
Research and development expenses	728	757	29	4%
General and administrative expenses	1,487	1,907	420	28%
Sales and marketing expenses	1,305	1,278	(27)	(2%)
Loss from operations	(4,774)	(4,389)	385	(8%)
Interest expense, net	(138)	(82)	56	(41%)
Other income	38	38	—	—
Loss before income taxes	(4,874)	(4,433)	441	(9%)
Income tax expense	(1)	—	1	(100%)
Net loss	$(4,875)	$(4,433)	$442	(9%)

Net Revenues

Net revenues were approximately $1,683,000 for the three months ended March 31, 2017, compared with approximately $221,000 for the same period in 2016, an increase of $1,462,000, or 662%. This $1,462,000 increase in net revenues was primarily due to an increase of approximately $726,000 as a result of recognizing incremental net revenue on an accrual basis as of March 31, 2017 for commercial diagnostic services delivered on or prior to March 31, 2017 for which no cash collections had yet been received, increased commercial cash collections of approximately $707,000 during the three months ended March 31, 2017 as compared to the same period in 2016 when commercial revenues were recognized upon receipt of cash, and an increase of approximately $29,000 due to increased development services revenues. Prior to March 31, 2017, revenues from commercial cases were recognized as collected because the amounts ultimately expected to be received could not be estimated at the time of delivery due to insufficient collection history experience. Commencing on March 31, 2017, we recognize commercial revenue related to billings for assays delivered and billed to Medicare and other third-party payers on an accrual basis when amounts that will ultimately be realized can be estimated upon delivery. The expected collection period for a commercial case often extends beyond the end of the quarter in which accessioned, with multiple payments received per case. The amount of nonrecurring net revenue recorded during the three months ended March 31, 2017, had we recognized revenue for commercial diagnostic services upon delivery prior to January 1, 2017 instead of on March 31, 2017, was approximately $877,000.

The incremental $726,000 increase associated with the recognition of revenues on an accrual basis at the time of delivery commencing on March 31, 2017, as well as the $707,000 increase in commercial cash collections for revenues recognized upon receipt of cash until March 31, 2017, are both primarily related to the increasing commercial case volumes received and the increasing number of billable tests per accession performed thereon prior to and during the three months ended March 31, 2017 as compared to the same period in 2016, whereby the number of billable tests per commercial accession performed also directly correlates to the estimated value of commercial accessions received, as follows:

	Three months ended March 31,		Change
	2016	2017	# / $	%
# Commercial accessions received	723	933	210	29%
# Tests performed per commercial accession received	3.5	3.7	0.2	6%
$ Value estimated per commercial accession received	$925	$1,050	$125	14%

The $29,000 increase in development services revenues during the three months ended March 31, 2017 as compared to the same period in 2016 is primarily related to increasing development services case volumes delivered during the three months ended March 31, 2017 as compared to the same period in 2016, as follows:

	Three months ended March 31,		Change
	2016	2017	#	%
# Development services cases delivered	77	164	87	113%

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $2,130,000 for the three months ended March 31, 2017, compared with approximately $1,475,000 for the three months ended March 31, 2016, an increase of $655,000, or 44%. The increase was primarily attributable to an increase of approximately $445,000 in personnel costs mainly related to higher assay volume as the average number of laboratory and other direct employees increased from an average of 22 employees during the three months ended March 31, 2016 to 36 employees during the same period in 2017, an increase of approximately $56,000 in licenses, computer equipment and software, and other office expenses associated with higher assay volume, an increase of approximately $52,000 in facilities and related charges, an increase of approximately $41,000 associated with increased consulting and other third-party services due to increased commercial activity, as well as increases of approximately $33,000 related to fewer laboratory costs charged to research and development and $28,000 in higher materials and freight costs due to increased assay volume.

Research and Development Expenses. Research and development expenses were approximately $757,000 for the three months ended March 31, 2017, compared with approximately $728,000 for the three months ended March 31, 2016, an increase of $29,000, or 4%. The increase was primarily attributable to increases of $30,000 in materials and other costs associated with research and development activities, $20,000 in allocated facilities charges, and $13,000 in higher personnel costs as the average headcount in our research and development function increased to 11 employees during the three months ended March 31, 2017 as compared to 10 employees during the same period in 2016, which were partially offset by a decrease of $33,000 in fewer laboratory costs charged to research and development.

General and Administrative Expenses. General and administrative expenses were approximately $1,907,000 for the three months ended March 31, 2017, compared with approximately $1,487,000 for the three months ended March 31, 2016, an increase of $420,000, or 28%. The increase was primarily due to an increase of approximately $184,000 in personnel costs related to an increase in the average number of employees included in the general and administrative function from 7 employees during the three months ended March 31, 2016 to 11 employees during the same period in 2017, an increase of approximately $176,000 in consulting, billing, legal and other outside service provider costs associated with increased commercial activities, and an increase of approximately $77,000 in costs associated with our proxy statement and mailing that occurred on March 30, 2017, as well as our annual meeting of shareholders held on May 2, 2017.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1,278,000 for the three months ended March 31, 2017, compared with approximately $1,305,000 for the three months ended March 31, 2016, a decrease of $27,000, or 2%. The decrease was primarily attributable to fewer consulting and third-party service provider costs incurred during the three months ended March 31, 2017 as compared to the same period in 2016.

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

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Three months ended
	March 31,
	2016	2017
(dollars in thousands)
Cash provided by/ (used in):
Operating activities	$(3,958)	$(3,739)
Investing activities	(90)	(127)
Financing activities	(201)	13,299
Net increase/ (decrease) in cash	$(4,249)	$9,433

Cash Used in Operating Activities. Net cash used in operating activities was approximately $3,739,000 for the three months ended March 31, 2017, compared to net cash used in operating activities of approximately $3,958,000 for three months ended March 31, 2016. The net decrease of $219,000 in cash used in operating activities for the three months ended March 31, 2017 as compared to the same period in 2016 was primarily related to a decrease of $442,000 in cash used to fund our net loss as well as a $22,000 increase in non-cash depreciation, interest and stock-based compensation expense, partially offset by a net decrease of $245,000 in cash provided by operating assets and liabilities.

Cash Used in Investing Activities. Net cash used in investing activities of approximately $127,000 and $90,000 during the three months ended March 31, 2017 and 2016, respectively, was related to the acquisition of fixed assets.

Cash Provided by/ (Used in) Financing Activities. Net cash provided by financing activities was $13.3 million for the three months ended March 31, 2017, compared to net cash used in financing activities of $(0.2) million for the three months ended March 31, 2016. Our primary sources of cash from financing during the three months ended March 31, 2017 consisted of $8.6 million in net proceeds from our offerings in March 2017, as well as proceeds of $5.3 million from the exercise of common stock warrants sold in our offering in October 2016, which were partially offset by $0.5 million of principal payments made on indebtedness. Our primary use of cash in financing during the three months ended March 31, 2016 related to $0.5 million of principal payments made on indebtedness, which was partially offset by $0.3 million in net proceeds received from the sale of common stock to Aspire Capital.

Capital Resources and Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. It may take several years to achieve positive operational cash flow or we may not ever achieve positive operational cash flow. We expect that we will use the net proceeds from our sale of equity securities, if any, cash received from the licensing of our technology, if any, and our revenues from operations to hire sales and marketing personnel, support increased sales and marketing activities, fund further research and development, clinical utility studies and future enhancements of our assays, acquire equipment, implement automation and scale our capabilities to prepare for significant assay volume, for general corporate purposes and to fund ongoing operations and the expansion of our business, including the increased costs associated with expanded commercial activities. We may also use the net proceeds from our sale of equity securities, if any, cash received from the licensing of our technology, if any, and our revenues from operations to acquire or invest in businesses, technologies, services or products, although we do not have any current plans to do so.

As of March 31, 2017, our cash totaled $14.0 million, and our outstanding net indebtedness totaled $4.1 million. While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. Management expects that we will need additional financing to execute on our current or future business strategies beyond October 2017.

Subsequent to the closing of a follow-on offering in February 2015, cash proceeds of approximately $9.8 million have been received from the exercise of warrants sold in that offering, while approximately $2.7 million in gross warrant proceeds remain outstanding and available to be exercised at $4.68 per share until their expiration in February 2020.

In May 2015, the SEC declared effective a shelf registration statement filed by us. The shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as our public float is less than $75 million. Pursuant to an exclusive placement agent agreement dated April 25, 2016 between us and H.C. Wainwright & Co., LLC, or Wainwright, and a securities purchase agreement dated April 29, 2016 between us and the purchasers signatory thereto, we received approximately $4.3 million of net cash proceeds upon the sale of our common stock and warrants to purchase our common stock. Subsequent to the closing of this offering on May 4, 2016, no warrants sold in this offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. Pursuant to an exclusive placement agent agreement dated March 28, 2017 between us and Roth Capital Partners, LLC as lead placement agent, and WestPark Capital and Chardan Capital as co-placement agents, a securities purchase agreement for an offering of 4,320,000 shares of our common stock was effected under this registration statement at a per share price of $2.15. In a concurrent private placement, we sold unregistered warrants to purchase up to an aggregate of 2,160,000 shares of our common stock that closed concurrently with the offering common stock sold pursuant to this shelf registration statement. All warrants sold in this offering have a per share exercise price of $2.50, are exercisable beginning on the six-month anniversary of the date of issuance, and expire five years from the date first exercisable. The closing of the sale of these securities to the purchasers occurred on March 31, 2017, when we received approximately $8.6 million of net cash proceeds. In connection with the closing of this offering, we have agreed to certain contractual terms that limit our ability to issue any shares of our common stock or common stock equivalents for a 90-day period, or variable rate securities for a period of one year, following the closing of this offering, with certain exceptions. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

On October 19, 2016, we received net cash proceeds of approximately $9.0 million as a result of the closing of a follow-on public offering. Subsequent to the closing of this offering on October 19, 2016, the offering’s underwriters exercised their overallotment option to purchase 627,131 option warrants for total proceeds of $564. Subsequent to December 31, 2016, approximately $5.3 million of additional cash proceeds had been received from the exercise of warrants sold in this offering, with approximately $5.4 million in gross warrant proceeds remaining outstanding and available to be exercised at $1.10 per share until their expiration in October 2021.

We expect that we will need additional financing to execute on our current or future business strategies. Until we can generate significant cash from operations, including assay revenues, we expect to continue to fund operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time, subject to certain restrictions that apply for so long as our public float is less than $75 million. In connection with our offering in March 2017, we have agreed to certain contractual terms that limit our ability to issue any shares of our common stock or common stock equivalents for a 90-day period, or variable rate securities for a period of one year, subject to certain exceptions. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

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

Critical Accounting Policies and Significant Judgments and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our financial statements, please see the information listed below, along with the information listed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Except as provided below, there have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2016.

Revenue Recognition and Related Reserves

Our commercial revenues are generated from diagnostic services provided to physicians and billed to third-party insurance payers such as managed care organizations, Medicare and Medicaid and patients for any deductibles, coinsurance or copayments that may be due. We recognize revenue in accordance with the provision of ASC 954-605, Health Care Entities—Revenue Recognition, which requires that four basic criteria must be met prior to recognition of revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. Commencing on March 31, 2017, we recognize commercial revenue related to billings for assays delivered and billed to Medicare and other third-party payers on an accrual basis when amounts that will ultimately be realized can be estimated upon delivery, whereby prior to March 31, 2017, we recognized revenues for our commercial diagnostic services on a cash basis as collected because the amounts ultimately expected to be received could not be estimated upon delivery due to insufficient collection history experience.

We bill third-party payers on a fee-for-service basis at our list price and third-party commercial revenue is recorded net of contractual discounts, payer-specific allowances and other reserves. Our development services revenues are supported by contractual agreements and generated from assay development services provided to entities, as well as certain other diagnostic services provided to physicians. Diagnostic services are completed upon the delivery of assay results to the prescribing physician, at which time we bill for the service.

Our gross commercial revenues billed are subject to estimated deductions for such contractual discounts, payer-specific allowances and other reserves to arrive at reported net revenues, which relate to differences between amounts billed and corresponding amounts estimated to be subsequently collected. These third-party payer discounts and sales allowances are estimated based on a number of assumptions and factors, including historical payment trends, seasonality associated with the annual reset of patient deductible limits on January 1 of each year, and current and estimated future payments. Specifically, we maintain four such reserves: the reserve for contractual discounts, the reserve for aged non-patient receivables, the reserve for estimated patient receivables, and the reserve for other payer-specific sales allowances. The reserve for contractual discounts relates to discounts to gross amounts billed to Medicare and contracted third-party payers to arrive at the deemed “allowed expense" amount covered by that payer. Our contracted third-party commercial sales are recorded using an actual or contracted fee schedule at the time of sale, while estimated fee schedules are maintained for each non-contracted payer separately as part of other payer-specific sales allowances. Contractual discounts are recorded at the transaction level at the time of sale based on a fee schedule that is maintained for each contracted third-party payer. We periodically adjust fee schedules for both contracted and noncontracted third-party payers based upon historical payment trends. The reserve for aged non-patient receivables reduces gross amounts billed to noncontracted third-party payers for amounts estimated to be collected according to the age of the outstanding balance. The reserve for estimated patient receivables reduces gross amounts billed to third-party payers for amounts estimated to be collected directly from individual patients, such as copayments, deductibles, or amounts otherwise designated as patient responsibility. The reserve for other payer-specific sales allowances relates to the amounts billed to noncontracted third-party payers that are estimated to not be covered by that specific payer’s coverage policies, as well as estimated necessary adjustments to gross amounts billed based on historical collection experience for a particular third-party payer unrelated to the age of outstanding balances.

The estimates of amounts that will ultimately be realized from commercial diagnostic services require significant judgment by management. Patients do not enter into direct agreements with us that commit them to pay any portion of the cost of the tests in the event that they have not met their annual deductible limit under their insurance policy, if any, or if their insurance otherwise declines to reimburse us. Adjustments to the estimated payment amounts are recorded at the time of final collection and settlement of each transaction as an adjustment to commercial revenue. The estimation process used to determine third-party payer discounts and sales allowance has been applied on a consistent basis since March 31, 2017, and no subsequent significant adjustments have been necessary to increase or decrease these discounts and allowances as a result of changes in underlying estimates.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, please see the information listed in the item captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the risk factors as disclosed in the Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial position and results of operations.

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

BIOCEPT, INC. (Registrant)

Date: May 15, 2017	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Timothy C. Kennedy
Timothy C. Kennedy
Chief Financial Officer, Senior Vice President of Operations
(Principal Financial and Accounting Officer)

Exhibit Index

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q.

EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.1 of the Registrant’s Current Report on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2016).
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2

Amended and Restated Investor Rights Agreement, dated as of October 31, 2011, among the Registrant and certain investors named therein (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).

4.3	Specimen Common Stock certificate of Biocept, Inc. (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 28, 2017).
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

4.17

Form of Common Stock Purchase Warrant issued to the investors under the Securities Purchase Agreement, dated March 28, 2017, by and among Biocept, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2017).

10.1+

Biocept, Inc. Amended and Restated 2013 Equity Incentive Plan, Form of Stock Option Grant Notice, Option Agreement, Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit agreement for use thereunder (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 5, 2017).

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