Form 10-Q
period 2017-06-30
BIOCEPT INC
filed 2017-08-14
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 10, 2017, there were 30,253,743 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

June 30, 2017

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	June 30,
	2016	2017
		(unaudited)
Current assets:
Cash	$4,609,332	$10,000,155
Accounts receivable, net	128,969	994,746
Inventories, net	549,045	631,210
Prepaid expenses and other current assets	484,649	624,827
Total current assets	5,771,995	12,250,938
Fixed assets, net	1,806,331	2,402,255
Total assets	$7,578,326	$14,653,193
Current liabilities:
Accounts payable	$960,486	$1,777,409
Accrued liabilities	1,160,036	1,387,767
Supplier financings	75,691	240,913
Current portion of equipment financings	262,674	362,777
Current portion of credit facility, net	1,934,665	1,980,550
Total current liabilities	4,393,552	5,749,416
Non-current portion of equipment financings	778,643	794,320
Non-current portion of credit facility, net	1,123,001	135,848
Non-current portion of interest payable	227,177	298,093
Non-current portion of deferred rent	397,292	333,259
Total liabilities	6,919,665	7,310,936
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 authorized; no shares issued and outstanding at December 31, 2016 and June 30, 2017.	—	—
Common stock, $0.0001 par value, 150,000,000 authorized; 17,499,397 issued and outstanding at December 31, 2016; 28,697,078 issued and outstanding at June 30, 2017.	1,750	2,870
Additional paid-in capital	174,292,781	191,101,115
Accumulated deficit	(173,635,870)	(183,761,728)
Total shareholders’ equity	658,661	7,342,257
Total liabilities and shareholders’ equity	$7,578,326	$14,653,193

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2017	2016	2017
Net revenues	$662,860	$1,278,961	$884,229	$2,962,026
Costs and expenses:
Cost of revenues	1,669,571	2,368,705	3,144,361	4,498,159
Research and development expenses	716,279	841,991	1,444,355	1,599,249
General and administrative expenses	1,517,664	1,798,026	3,004,888	3,704,661
Sales and marketing expenses	1,291,709	1,746,867	2,596,608	3,025,178
Total costs and expenses	5,195,223	6,755,589	10,190,212	12,827,247
Loss from operations	(4,532,363)	(5,476,628)	(9,305,983)	(9,865,221)
Other income/ (expense):
Interest expense	(99,720)	(214,377)	(238,160)	(296,903)
Other income	38,412	—	76,824	38,412
Total other income/ (expense):	(61,308)	(214,377)	(161,336)	(258,491)
Loss before income taxes	(4,593,671)	(5,691,005)	(9,467,319)	(10,123,712)
Income tax expense	(503)	(2,146)	(2,053)	(2,146)
Net loss and comprehensive loss	$(4,594,174)	$(5,693,151)	$(9,469,372)	$(10,125,858)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	7,702,286	26,778,549	7,134,639	23,889,888
Diluted	7,702,286	26,778,549	7,134,639	23,889,888
Net loss per common share:
Basic	$(0.60)	$(0.21)	$(1.33)	$(0.42)
Diluted	$(0.60)	$(0.21)	$(1.33)	$(0.42)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2016	2017
Cash Flows from Operating Activities
Net loss	$(9,469,372)	$(10,125,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157,979	226,015
Inventory reserve	(37,662)	(28,997)
Stock-based compensation	699,710	756,461
Non-cash interest expense related to credit facility and other financing activities	32,919	6,886
Increase/ (decrease) in cash resulting from changes in:
Accounts receivable, net	(52,453)	(865,777)
Inventory	(109,114)	(53,168)
Prepaid expenses and other current assets	264,071	219,444
Accounts payable	362,648	665,882
Accrued liabilities	(163,377)	204,760
Accrued interest	36,087	81,960
Deferred rent	(15,226)	(34,762)
Net cash used in operating activities	(8,293,790)	(8,947,154)
Cash Flows from Investing Activities:
Purchases of fixed assets	(323,923)	(527,431)
Net cash used in investing activities	(323,923)	(527,431)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	4,657,525	8,559,958
Proceeds from exercise of common stock warrants	—	7,493,035
Payments on equipment financings	(49,061)	(45,012)
Payments on supplier and other third-party financings	(282,207)	(194,400)
Payments on credit facility	(778,303)	(948,173)
Net cash provided by financing activities	3,547,954	14,865,408
Net increase/ (decrease) in Cash	(5,069,759)	5,390,823
Cash at Beginning of Period	8,821,329	4,609,332
Cash at End of Period	$3,751,570	$10,000,155
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$187,319	$225,207
Income taxes	$2,053	$2,146

Non-cash Investing and Financing Activities:

A public offering of Biocept, Inc.’s, or the Company’s, common stock and warrants to purchase its common stock closed on May 4, 2016 (see Note 3). In connection with the closing of this offering, warrants were issued to purchase up to an aggregate of 1,163,526 shares of common stock at an exercise price of $3.90 per share with a term of five years and an estimated grant date fair value of approximately $2.0 million, which was recorded as an offset to additional paid-in capital.

During the six months ended June 30, 2016 and 2017, the Company financed insurance premiums of $434,475 and $359,622, respectively, through third-party financings.

Fixed assets purchased totaling $445,386 and $165,516 during the six months ended June 30, 2016 and 2017, respectively, were recorded as equipment financing obligations and were excluded from cash purchases in the Company’s unaudited condensed statements of cash flows. During the six months ended June 30, 2016, fixed assets with an aggregate net book value of $270,377, which had previously been recorded as equipment financings with remaining outstanding balances owed totaling $239,994, were effectively disposed of and replaced with upgraded equipment recorded as equipment financings.

The amount of unpaid fixed asset purchases excluded from cash purchases in the Company’s unaudited condensed statements of cash flows decreased from $64,300 at December 31, 2015 to $14,032 at June 30, 2016, and increased from $58,066 at December 31, 2016 to $209,107 at June 30, 2017.

An offering of the Company’s common stock and warrants to purchase its common stock occurred on March 31, 2017 (see Note 3). In the offering, warrants were issued to buy (in the aggregate) up to 2,160,000 shares of common stock at an exercise price of $2.50 per share with a term of five years and an estimated grant date fair value of approximately $2.8 million, which was recorded as an offset to additional paid-in capital (see Note 4). Additionally, approximately $728,000 of fees and costs directly associated with the offering were recorded as an offset to additional paid-in capital within common stock issuance costs in accordance with applicable accounting guidance.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOCEPT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The Company, Business Activities and Basis of Presentation

The Company and Business Activities

The Company was founded in California in May 1997 and is an early stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample. The Company’s current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy at diagnosis, progression or for monitoring in order to identify specific resistance mechanisms. Often, traditional methodologies such as tissue biopsies are insufficient or unavailable to provide the molecular subtype information necessary for clinical decisions. The Company’s assays have the potential to provide more contemporaneous information on the characteristics of a patient’s disease compared with traditional methodologies such as tissue biopsy and radiographic imaging. Additionally, the Company’s proprietary blood collection tubes, which allow for the intact transport of research use only liquid biopsy samples from regions around the world, are anticipated to be sold to laboratory supply distributor(s) commencing in the six months ending December 31, 2017.

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

The Company’s gross commercial revenues billed are subject to estimated deductions for such contractual discounts, payer-specific allowances and other reserves to arrive at reported net revenues, which relate to differences between amounts billed and corresponding amounts estimated to be subsequently collected. These third-party payer discounts and sales allowances are estimated based on a number of assumptions and factors, including historical payment trends, seasonality associated with the annual reset of patient deductible limits on January 1 of each year, and current and estimated future payments. Specifically, the Company maintains four such reserves: the reserve for contractual discounts, the reserve for aged non-patient receivables, the reserve for estimated patient receivables, and the reserve for other payer-specific sales allowances. The reserve for contractual discounts relates to discounts to gross amounts billed to Medicare and contracted third-party payers to arrive at the deemed “allowed expense" amount covered by that payer. The Company’s contracted third-party commercial sales are recorded using an actual or contracted fee schedule at the time of sale, while estimated fee schedules are maintained for each non-contracted payer separately as part of other payer-specific sales allowances. Contractual discounts are recorded at the transaction level at the time of sale based on a fee schedule that is maintained for each contracted third-party payer. The Company periodically adjusts fee schedules for both contracted and non-contracted third-party payers based upon historical payment trends. The reserve for aged non-patient receivables reduces gross amounts billed to non-contracted third-party payers for amounts estimated to be collected according to the age of the outstanding balance. The reserve for estimated patient receivables reduces gross amounts billed to third-party payers for amounts estimated to be collected directly from individual patients, such as copayments, deductibles, or amounts otherwise designated as patient responsibility. The reserve for other payer-specific sales allowances relates to the amounts billed to non-contracted third-party payers that are estimated to not be covered by that specific payer’s coverage policies, as well as estimated necessary adjustments to gross amounts billed based on historical collection experience for a particular third-party payer unrelated to the age of outstanding balances.

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

The composition of the Company’s gross and net revenues recognized during the three and six-months ended June 30, 2016 and 2017 is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2017	2016	2017
Commercial revenues recognized upon delivery	$ —	$3,970,630	$ —	$8,696,596
Development services revenues recognized upon delivery	66,481	83,553	98,329	144,342
Commercial revenues recognized upon cash collection	596,379	159,457	785,900	1,056,043
Total gross revenues	662,860	4,213,640	884,229	9,896,981
Provisions for contractual discounts	—	(1,489,527)	—	(2,815,323)
Provisions for aged non-patient receivables	—	(129,091)	—	(445,643)
Provisions for estimated patient receivables	—	(15,500)	—	(118,840)
Provisions for other payer-specific sales allowances	—	(1,300,561)	—	(3,555,149)
Net revenues	$662,860	$1,278,961	$884,229	$2,962,026

The amount of nonrecurring net revenue recorded during the three and six-months ended June 30, 2017, had the Company commenced recognizing revenue for commercial diagnostic services upon delivery on or prior to December 31, 2016 instead of on March 31, 2017, was $134,915 and $1,012,242, respectively, and the corresponding decrease in net loss per common share was $0.01 and $0.04, respectively. The incremental net revenue and decrease in loss from operations as a result of recognizing revenue on an accrual basis commencing on March 31, 2017, or the total amount of net revenue recorded in excess of the amount of commercial cash collections, was $191,193 and $916,883 during the three and six-months ended June 30, 2017, respectively, and the corresponding decrease in net loss per common share was $0.01 and $0.04, respectively.

A summary of activity in the Company’s gross and net accounts receivable balances, as well as corresponding reserves, during the six months ended June 30, 2017 is as follows:

	Balance at	Amounts	Settlements	Balance at
	December 31,	Recognized	Upon	June 30,
	2016	Upon Delivery	Adjudication	2017
Accounts receivable, gross	$128,969	$8,840,938	$(2,773,573)	$6,196,334
Reserve for contractual discounts	—	(2,815,323)	956,314	(1,859,009)
Reserve for aged non-patient receivables	—	(445,643)	14,270	(431,373)
Reserve for estimated patient receivables	—	(118,840)	13,741	(105,099)
Reserve for other payer-specific sales allowances	—	(3,555,149)	749,042	(2,806,107)
Accounts receivable, net	$128,969	$1,905,983	$(1,040,206)	$994,746

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

The Company's third-party payers that represent more than 10% of total net revenues in any period presented, and their related net revenue amount as a percentage of total net revenues, during the three and six-months ended June 30, 2016 and 2017 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2017	2016	2017
Medicare and Medicare Advantage	47%	45%	44%	39%
Blue Cross Blue Shield	8%	15%	9%	18%
United Healthcare	18%	9%	18%	11%

The Company's third-party payers that represent more than 10% of total net accounts receivable, and their related net accounts receivable balance as a percentage of total net accounts receivable, at June 30, 2017 were as follows:

Medicare and Medicare Advantage	26%
Blue Cross Blue Shield	24%
United Healthcare	12%

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

In March 2016, the FASB issued authoritative guidance clarifying that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not necessarily require de-designation of that hedging relationship, provided that all other applicable hedge accounting criteria continue to be met. This guidance is effective on either a prospective basis or modified retrospective basis for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance for the reporting period beginning January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s financial statements or disclosures.

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

In May 2017, the FASB issued authoritative guidance clarifying what modifications to a share-based payment award may be considered substantive, and therefore requiring the application of modification accounting. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company currently intends to adopt this guidance for the fiscal year beginning on January 1, 2018, and does not anticipate that the adoption of this guidance will have a material impact on its financial statements or disclosures because the Company does not currently expect any significant modifications to outstanding share-based payment awards.

In July 2017, the FASB issued authoritative guidance changing the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features, whereby a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock, and also clarifying existing disclosure requirements for equity-classified instruments. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company currently intends to adopt this guidance for the fiscal year beginning on January 1, 2020, and does not anticipate that the adoption of this guidance will have a material impact on its financial statements or disclosures because the Company does not currently hold any significant financial instruments with down round features.

2. Liquidity and Going Concern Uncertainty

As of June 30, 2017, cash totaled $10.0 million and the Company had an accumulated deficit of $183.8 million. For the year and six-month periods ended December 31, 2016 and June 30, 2017, the Company incurred net losses of $18.4 million and $10.1 million, respectively. At June 30, 2017, the Company had aggregate net interest-bearing indebtedness of $3.8 million, of which $2.6 million was due within one year in the absence of subjective acceleration of amounts due under a credit facility entered into in April 2014 with Oxford Finance LLC, or the April 2014 Credit Facility, in addition to $3.2 million of other non-interest bearing current liabilities. Additionally, in February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly installments of $62,500 through May 2020, under which $628,760 remained outstanding at June 30, 2017 (see Note 11). These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these unaudited condensed financial statements were issued. The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

In May 2015, the SEC declared effective a shelf registration statement filed by the Company. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as the Company’s public float is less than $75 million. A public offering of the Company’s common stock and warrants to purchase its common stock closed on May 4, 2016, pursuant to which the Company received net cash proceeds of approximately $4.3 million (see Note 3). Subsequent to the closing of this offering on May 4, 2016, no warrants sold in this offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. A second offering of the Company’s common stock was effected under this shelf registration statement on March 28, 2017, the closing of which occurred on March 31, 2017, pursuant to which the Company received net cash proceeds of approximately $8.6 million (see Note 3). In a concurrent private placement, the Company sold unregistered warrants to purchase up to 2,160,000 shares of the Company’s common stock that closed concurrently with the March 31, 2017 offering of common stock sold pursuant to this shelf registration statement. Subsequent to the closing of the sales of these unregistered warrants, no warrants sold have been exercised, with $5.4 million in gross warrant proceeds remaining outstanding and available to be exercised at $2.50 per share commencing on the six month anniversary of the closing of the offering, or September 30, 2017, until their expiration in March 2022. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings. A public offering of the Company’s common stock and warrants to purchase its common stock was effected under an underwriting agreement dated October 14, 2016 between the Company, Roth Capital Partners, LLC and Feltl and Company, Inc., as underwriters named therein, the closing of which occurred on October 19, 2016, pursuant to which the Company received net cash proceeds of approximately $9.0 million (see Note 3). Subsequent to the closing of this offering, cash proceeds of approximately $7.5 million have been received from the exercise of warrants sold in this offering, while approximately $3.2 million in gross warrant proceeds remain outstanding and available to be exercised at $1.10 per share until their expiration in October 2021. Pursuant to a common stock and warrant purchase agreement dated August 9, 2017 between the Company and Ally Bridge, the Company received net cash proceeds of approximately $2.0 million as a result of the sale of its common stock and warrants. Subsequent to August 9, 2017, no additional cash proceeds had been received from the exercise of warrants sold in this offering, with approximately $2.2 million in gross warrant proceeds remaining outstanding and available to be exercised at $1.50 per share until their expiration in August 2022.

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

In May 2015, the SEC declared effective a shelf registration statement filed by the Company. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as the Company’s public float is less than

$75 million. Pursuant to an exclusive placement agent agreement dated April 25, 2016 between the Company and H.C. Wainwright & Co., LLC, and a securities purchase agreement dated April 29, 2016 between the Company and the purchasers signatory thereto, a public offering of 1,662,191 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,163,526 shares of common stock was effected under this registration statement at a combined offering price of $3.00. All warrants sold in this offering have a per share exercise price of $3.90, are exercisable immediately and expire five years from the date of issuance. The estimated grant date fair value of these warrants of approximately $2.0 million was recorded as an offset to additional paid-in capital upon the closing of this offering. The closing of the sale of these securities to the purchasers occurred on May 4, 2016, pursuant to which the Company received, after deducting $0.7 million of costs directly associated with the offering that were recorded as an offset to additional paid-in capital under applicable accounting guidance, approximately $4.3 million of net cash proceeds. Subsequent to the closing of this offering on May 4, 2016, no warrants sold in this offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. Pursuant to an exclusive placement agent agreement dated March 28, 2017 between the Company and Roth Capital Partners, LLC as lead placement agent, and WestPark Capital and Chardan Capital as co-placement agents, a securities purchase agreement for a second offering of 4,320,000 shares of the Company’s common stock was effected under this registration statement at per share price of $2.15, which closed on March 31, 2017. In a concurrent private placement, the Company sold unregistered warrants to purchase up to an aggregate of 2,160,000 shares of the Company’s common stock that closed concurrently with the March 2017 offering of common stock sold pursuant the shelf registration statement. All warrants sold in this offering have a per share exercise price of $2.50, are exercisable beginning on the six-month anniversary of the date of issuance, and expire five years from the date first exercisable. The estimated grant date fair value of these warrants of approximately $2.8 million was recorded as an offset to additional paid-in capital upon the closing of this offering (see Note 4). At the closing of these sales on March 31, 2017, the Company received, after deducting $0.7 million of costs directly associated with the offering that were recorded as an offset to additional paid-in capital under applicable accounting guidance, approximately $8.6 million of net cash proceeds. In connection with the closing of the offering, the Company has agreed to certain contractual terms that limit its ability to issue variable rate securities for a period of one year following the closing of the offering, with certain exceptions. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

Pursuant to an underwriting agreement dated October 14, 2016 between the Company, Roth Capital Partners, LLC and Feltl and Company, Inc., as underwriters named therein, a public offering of 9,100,000 shares of the Company’s common stock and warrants to purchase up to an aggregate of 9,100,000 shares of common stock was effected at a combined offering price of $1.10. The estimated grant date fair value of these warrants of approximately $5.2 million was recorded as an offset to additional paid-in capital upon the closing of this offering. Additionally, the underwriters were granted a 30-day option to purchase up to 1,365,000 additional shares of common stock at a price of $1.0331 per share, net of the underwriting discount, and/or additional warrants to purchase up to 1,365,000 shares of common stock at a price of $0.0009 per warrant to cover overallotments, if any, of which the underwriters exercised their overallotment option to purchase 627,131 option warrants for total proceeds to the Company of $564. The estimated aggregate grant date fair value of the overallotment options and warrants of approximately $0.8 million was recorded as an offset to additional paid-in capital upon the closing of this offering. All warrants sold in this offering have a per share exercise price of $1.10, are exercisable immediately and expire five years from the date of issuance. The closing of the sale of these securities to the underwriters occurred on October 19, 2016, when the Company received, after deducting $1.0 million of costs directly associated with the offering that were recorded as an offset to additional paid-in capital under applicable accounting guidance, $9.0 million of net cash proceeds. Subsequent to the closing of this offering, approximately $7.5 million of additional cash proceeds had been received from the exercise of warrants sold in this offering. As such, the total net increase in capital as a result of the sale of these shares and warrants has been $16.5 million.

Pursuant to a common stock and warrant purchase agreement dated August 9, 2017 between the Company and Ally Bridge, an offering of 1,466,667 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,434,639 shares of common stock was effected at a combined offering price of $1.50 per unit for total gross proceeds to the Company of $2.2 million (see Note 13).

4. Fair Value Measurement

The estimated fair value of the April 2014 Credit Facility at June 30, 2017 approximated carrying value, which was determined using a discounted cash flow analysis. The analysis considered interest rates of instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs.

Other Fair Value Measurements

As of the closing of the Company’s March 31, 2017 offering, the estimated grant date fair value of $1.31 per share associated with the warrants to purchase 2,160,000 shares of common stock issued in this offering, or a total of approximately $2.8 million, was recorded as an offset to additional paid-in capital, and was estimated using a Black-Scholes valuation model with the following assumptions:

Stock price	$2.13
Exercise price	$2.50
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.93%
Expected life (in years)	5.00
Expected volatility	80.0%

Pursuant to a common stock and warrant purchase agreement dated August 9, 2017 between the Company and Ally Bridge, an offering of 1,466,667 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,434,639 shares of common stock was effected at a combined offering price of $1.50 per unit for total gross proceeds to the Company of $2.2 million. The estimated grant date fair value of these warrants of approximately $1.03 per share, or a total of approximately $1.5 million, was recorded as an offset to additional paid-in capital (see Note 13).

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	June 30,
	2016	2017
Fixed Assets
Machinery and equipment	$2,728,468	$3,012,178
Furniture and office equipment	143,726	147,976
Computer equipment and software	620,582	925,206
Leasehold improvements	517,968	523,665
Financed equipment	1,559,690	1,725,205
Construction in process	169,896	236,474
Total fixed assets, gross	5,740,330	6,570,704
Less accumulated depreciation and amortization	(3,933,999)	(4,168,449)
Total fixed assets, net	$1,806,331	$2,402,255
Accrued Liabilities
Accrued interest	$20,776	$14,495
Accrued payroll	168,727	199,024
Accrued vacation	364,953	498,676
Accrued bonuses	422,868	448,380
Accrued sales commissions	77,844	67,354
Current portion of deferred rent	67,085	96,356
Accrued other	37,783	63,482
Total accrued liabilities	$1,160,036	$1,387,767

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

On June 30, 2016, the Company entered into an amendment of the April 2014 Credit Facility. This amendment required the Company to make interest-only payments on the term loan from July 1, 2016 through September 30, 2016, and also requires an additional final payment of $50,000 to the lender. The terms of the amendment require the amortization of the outstanding amount due under the term loan to commence at the end of the applicable interest-only period, with monthly payments of principal and interest, in arrears, being made by the Company to the lender in consecutive monthly installments following such interest-only period. Additionally, pursuant to the amendment the aggregate outstanding principal amount of the Company’s permitted indebtedness, consisting of capitalized lease obligations and purchase money indebtedness outstanding at any time, was increased to $1.2 million. The June 30, 2016 amendment of the April 2014 Credit Facility was accounted for as a modification of debt under applicable accounting guidance. On June 28, 2017, the Company entered into an amendment of the April 2014 Credit Facility whereby the aggregate outstanding principal amount of the Company’s permitted indebtedness was increased to $3.0 million.

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

A warrant to purchase up to 17,655 shares of the Company’s common stock at an exercise price of $14.16 per share with a term of 10 years was issued to Oxford Finance LLC on April 30, 2014. Issuance costs of $102,498 associated with the term loan under the April 2014 Credit Facility were recorded as a discount to outstanding debt as of the closing date, resulting in net proceeds of $4,897,502. The estimated fair value of the warrant issued of $233,107 was also recorded as a discount to outstanding debt as of the closing date. The discounts and other issuance costs are amortized to interest expense utilizing the effective interest method over the underlying term of the loan, with total unamortized discounts of $78,408 and $71,503 remaining at December 31, 2016 and June 30, 2017, respectively. The effective annual interest rate associated with the April 2014 Credit Facility was 13.87% at both December 31, 2016 and June 30, 2017. As of June 30, 2017, total remaining principal payments of $986,492 and $1,201,409 were due under the April 2014 Credit Facility during the fiscal years ending December 31, 2017 and 2018, respectively.

7. Equipment Financings

The Company leases certain laboratory equipment under arrangements accounted for as capital leases and classified as equipment financings. The financed equipment is depreciated on a straight-line basis over periods ranging from 5 to 7 years. The total gross value of fixed assets capitalized under such financing arrangements was $1,559,690 and $1,725,205 at December 31, 2016 and June 30, 2017, respectively. Total accumulated depreciation related to financed equipment was approximately $525,000 and $629,000 at December 31, 2016 and June 30, 2017, respectively. Total depreciation expense related to financed equipment was approximately $27,000 and $52,000 for the three months ended June 30, 2016 and 2017, respectively. Total depreciation expense related to financed equipment was approximately $53,000 and $108,000 for the six months ended June 30, 2016 and 2017, respectively. Fixed assets purchased totaling $165,516 during the six months ended June 30, 2017 were recorded as equipment financings. The aggregate weighted average effective annual interest rate related to the equipment financings was 13.18% and 13.78% at December 31, 2016 and June 30, 2017, respectively, and the maturity dates on such outstanding arrangements range from July 2017 to May 2023.

The following schedule sets forth the remaining future minimum lease payments outstanding under financed equipment arrangements, as well as corresponding remaining sales tax and maintenance obligation payments that are expensed as incurred, due within each respective fiscal year ending December 31, as well as the present value of the total amount of remaining minimum lease payments, as of June 30, 2017:

		Maintenance
	Minimum	and Sales Tax
	Lease	Obligation
	Payments	Payments
2017	$236,430	$15,957
2018	301,490	57,294
2019	261,284	64,994
2020	223,105	47,664
2021	217,319	43,055
Thereafter	367,769	66,987
Total payments	1,607,397	295,951
Less amount representing interest	(450,300)	—
Present value of payments	$1,157,097	$295,951

At June 30, 2017, the present value of minimum lease payments due within one year was $362,777.

8. Stock-Based Compensation

Equity Incentive Plans

The Company maintains two equity incentive plans: the Amended and Restated 2013 Equity Incentive Plan, or the 2013 Plan, and the 2007 Equity Incentive Plan, or the 2007 Plan. The 2013 Plan includes a provision that shares available for grant under the Company’s 2007 Plan become available for issuance under the 2013 Plan and are no longer available for issuance under the 2007 Plan. On July 25, 2016, the Company’s Board of Directors approved an amendment to the 2013 Plan to reserve 333,333 shares of the Company’s common stock exclusively for the grant of stock awards to employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules. At the Company’s annual meeting of stockholders held on May 2, 2017, the Company’s stockholders approved amendments to the 2013 Plan, which included an increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 2,500,000. As of June 30, 2017, under all plans, a total of 3,522,955 non-inducement shares were authorized for issuance, 2,674,028 non-inducement stock options and restricted stock units, or RSUs, had been issued and were outstanding, and 741,614 non-inducement shares were available for grant. As of June 30, 2017, a total of 333,333 inducement shares were authorized for issuance, 158,049 inducement stock options and RSUs had been issued and were outstanding, and 175,284 inducement shares were available for grant under the 2013 Plan.

Stock Options

A summary of stock option activity for the six months ended June 30, 2017 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2016	896,662	$8.80	8.5
Granted	1,579,399	$1.52
Exercised	—	—
Cancelled/forfeited/expired	(94,902)	$5.75
Outstanding at June 30, 2017	2,381,159	$4.06	9.1
Vested and unvested expected to vest, June 30, 2017	2,187,470	$4.28	9.1

The intrinsic values of options outstanding at December 31, 2016 and June 30, 2017 were zero and $7,623, respectively, and the intrinsic value of options vested and unvested expected to vest at June 30, 2017 was $6,721. The total weighted-average grant date fair value of the 173,157 stock options that vested during the six months ended June 30, 2017 was $6.09.

The assumptions used in the Black-Scholes pricing model for stock options granted during the six months ended June 30, 2017 were as follows:

Stock and exercise prices	$1.37 – $2.13
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.79% – 2.08%
Expected life (in years)	5.12 – 6.09
Expected volatility	80.0% - 90.0%

Using the assumptions described above, with stock and exercise prices being equal on date of grant, the weighted-average estimated fair value of options granted in the six months ended June 30, 2017 was $1.04 per share.

On August 31, 2015, the Company’s Board of Directors approved the issuance of 33,333 performance stock options with an estimated grant date fair value of $4.40 per share and an exercise price of $6.03 per share to its Chief Executive Officer, or CEO, pursuant to the 2013 Plan. On February 29, 2016, the Company’s Board of Directors approved the issuance of 33,333 performance stock options with an estimated grant date fair value of $2.87 per share and an exercise price of $4.02 per share to its CEO pursuant to the 2013 Plan. Vesting of these stock options was based on the Company’s achievement of specified objectives by December 31, 2016 as determined by the Company’s Board of Directors or the Compensation Committee of the Board of Directors. During the six months ended June 30, 2017, 6,333 of the performance stock options granted on August 31, 2015 and 10,000 of the performance stock options granted on February 29, 2016 were declared vested by the Company’s Board of Directors, and the remaining 50,333 shares underlying these awards were forfeited.

On July 25, 2016, the Company entered into an employment agreement with its new Chief Financial Officer, Senior Vice President of Operations and Secretary, or CFO. Pursuant to the terms of this employment agreement, on July 29, 2016 the CFO was granted inducement stock option awards with an exercise price of $1.95 per share to purchase up to (i) 66,666 shares of the Company’s common stock with an estimated grant date fair value of $1.45 per share, 25% of which vested on the one-year anniversary of the commencement of the CFO’s employment with the Company, and remainder of which vest in equal monthly installments over the following three years, and (ii) 33,333 shares of the Company’s common stock with an estimated grant date fair value of $1.26 per share, which vested upon the Company’s achievement of specified corporate goals for 2016 and the consummation of a specified financing transaction. During the six months ended June 30, 2017, 16,383 shares of the performance option award granted on July 29, 2016 were declared vested by the Company’s Board of Directors, and the remaining 16,950 shares underlying this award were forfeited.

On May 2, 2017, the Company’s Board of Directors approved the issuance of an aggregate of 550,000 performance stock options to be granted on May 31, 2017 to certain of the Company’s employees and all of its executive officers pursuant to the 2013 Plan, of which 200,000 performance stock options were granted to the Company’s CEO, 100,000 performance stock options were granted to its CFO, and 75,000 performance stock options were granted to each of its Chief Scientific Officer, Senior Vice President and Senior Medical Director, Senior Vice President. Each performance stock option granted on May 31, 2017 has an exercise price of $1.50 per share, an estimated grant date fair value of $0.99 per share, and is subject to vesting as determined by the Company’s Board of Directors based on the achievement of specified corporate goals for 2017, provided that none shall vest unless a minimum level of 70% of the Company’s corporate goals for 2017 are achieved, as follows:

Percentage of
Overall Performance Stock
Option Grant Subject to
Vesting
Target
Minimum revenue	20%
Cost of revenue reductions and improvements	15%
Increase cash generated from operations	15%
Minimum cash on-hand at December 31, 2017	15%
Minimum customer agreements, product licensing and product launch	20%
Implementation of new products and utility trials	15%
Total	100%

Restricted Stock

A summary of RSU activity for the six months ended June 30, 2017 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2016	174,249	$2.68
Granted	350,000	$1.50
Vested and issued	(65,831)	$2.09
Forfeited	(7,500)	$2.10
Outstanding at June 30, 2017	450,918	$1.87
Vested and unvested expected to vest, June 30, 2017	408,481	$1.91

At June 30, 2017, the intrinsic values of RSUs outstanding and RSUs unvested and expected to vest were $617,758 and $559,619, respectively. Of the 450,918 RSUs outstanding at June 30, 2017, 10,920 are fully vested.  On July 6, 2016, the Compensation Committee of the Company’s Board of Directors approved retention RSUs for an aggregate of 58,332 shares of common stock to three of the Company’s executive officers pursuant to the 2013 Plan, including retention RSUs for 25,000 shares of common stock to its CEO. Each of these retention RSUs had a grant date fair value of $1.86 per share for a grant date fair value of $108,498 to all three officers, in aggregate. These retention RSUs vested fully on the one-year anniversary of the date of grant, and were subject to continuing service by the holders of such RSUs. Pursuant to the terms of the Company’s employment agreement with its CFO dated July 25, 2016, the CFO was granted an inducement RSU award on July 29, 2016 covering 25,000 shares of the Company’s common stock with a grant date fair value of $1.95 per share, 100% of which vested on the one-year anniversary of the commencement of the CFO’s employment with the Company.

On May 2, 2017, the Company’s Board of Directors approved the issuance of an aggregate of 175,000 time-based RSUs and 175,000 performance RSUs to be granted on May 31, 2017 to certain of the Company’s employees and all of its executive officers pursuant to the 2013 Plan, of which 50,000 time-based RSUs and 25,000 performance RSUs were granted to its CEO, and 25,000 time-based RSUs and 25,000 performance RSUs were granted to each other executive officer. Each RSU granted on May 31, 2017 has a grant date fair value of $1.50 per share. Vesting of the time-based RSUs granted on May 31, 2017 is subject to continuing service and occurs on the one year anniversary of the vesting commencement date, or May 2, 2018, while the performance RSUs are subject to continuous service and vesting is as determined by the Company’s Board of Directors based on the achievement of specified corporate goals for 2017, provided that none shall vest unless a minimum level of 70% of the Company’s corporate goals for 2017 are achieved, as follows:

Percentage of
Overall Performance RSU
Grant Subject to
Vesting
Target
Minimum revenue	20%
Cost of revenue reductions and improvements	15%
Increase cash generated from operations	15%
Minimum cash on-hand at December 31, 2017	15%
Minimum customer agreements, product licensing and product launch	20%
Implementation of new products and utility trials	15%
Total	100%

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statements of operations and comprehensive loss during the periods presented:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2017	2016	2017
Stock Options
Cost of revenues	$29,412	$41,615	$55,487	$73,385
Research and development expenses	25,961	39,172	58,964	68,428
General and administrative expenses	264,566	157,683	537,135	349,736
Sales and marketing expenses	1,897	19,606	39,240	60,146
Total expenses related to stock options	321,836	258,076	690,826	551,695
RSUs
Cost of revenues	1,916	23,133	1,916	38,300
Research and development expenses	1,452	22,714	1,452	37,072
General and administrative expenses	1,008	56,473	1,008	86,406
Sales and marketing expenses	4,508	22,843	4,508	42,988
Total stock-based compensation	$330,720	$383,239	$699,710	$756,461

Stock-based compensation expense was recorded net of estimated forfeitures of 0% - 8% per annum during the six months ended June 30, 2016 and 2017. As of June 30, 2017, total unrecognized stock-based compensation expense related to unvested stock options and RSUs, adjusted for estimated forfeitures, was approximately $2,694,000 and is expected to be recognized over a weighted-average period of approximately 2.2 years.

9. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity for the six months ended June 30, 2017 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2016	11,623,987	$1.93	4.6
Issued	2,160,000	$2.50
Exercised	(6,811,850)	$1.10
Expired	—	—
Outstanding at June 30, 2017	6,972,137	$2.92	4.3

All warrants outstanding at June 30, 2017 are exercisable, except for the 2,160,000 warrants issued on March 31, 2017, which first become exercisable for a five-year period beginning on September 30, 2017, or the six-month anniversary of the closing of the associated offering. The intrinsic value of equity-classified common stock warrants outstanding at June 30, 2017 was $787,126.

Pursuant to a common stock and warrant purchase agreement dated August 9, 2017 between the Company and Ally Bridge, an offering of 1,466,667 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,434,639 shares of common stock was effected. All warrants sold in this offering have a per share exercise price of $1.50, are exercisable immediately and expire five years from the date of issuance (see Note 13).

10. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three and-six months ended June 30, 2016 and 2017, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the three and six-months ended
	June 30,
	2016	2017
Preferred warrants outstanding (number of common stock equivalents)	529	529
Common warrants outstanding	1,896,856	6,972,137
RSUs outstanding	86,756	450,918
Common options outstanding	731,400	2,381,159
Total anti-dilutive common share equivalents	2,715,541	9,804,743

11. Commitments and Contingencies

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any legal proceedings or aware of any threatened legal proceedings that are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

In February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in quarterly installments of $62,500 through May 2020. At June 30, 2017, a total of $628,760 remained outstanding under this purchase commitment.

12. Related Party Transactions

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received payments totaling $19,047 and $15,325 during the year ended December 31, 2016 and the six months ended June 30, 2017, respectively, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement.

Pursuant to a sublease agreement dated March 30, 2015, the Company subleased 9,849 square feet, plus free use of an additional area, of its San Diego facility to an entity affiliated with the Company’s non-executive Chairman for $12,804 per month, with a refundable security deposit of $12,804 due from the subtenant. The initial term of the sublease expired on July 31, 2015, and was subject to renewal on a month-to-month basis thereafter. On February 1, 2017, the Company received notice from the subtenant terminating the sublease effective March 31, 2017. A total of $76,824 and $38,412 in rental income was recorded to other income/(expense) in the Company’s unaudited condensed statements of operations and comprehensive loss during the six months ended June 30, 2016 and 2017, respectively.

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

Seven members of the Company’s Board of Directors, including its CEO, and all three of the Company’s other executive officers participated in the Company’s public offering in October 2016, purchasing an aggregate of 534,088 shares of common stock and warrants to purchase up to an aggregate of 534,088 shares of common stock for total gross proceeds to the Company of $587,497. Additionally, a trust affiliated with Claire K.T. Reiss, who at the time was the beneficial owner of more than 10% of the Company’s outstanding common stock, participated in the Company’s public offering in October 2016, purchasing 227,272 shares of its common stock and warrants to purchase up 227,272 shares of its common stock for total gross proceeds to the Company of $249,999. Further, several of the Company’s employees and one of its consultants participated in the Company’s public offering in October 2016, purchasing an aggregate of 79,090 shares of its common stock and warrants to purchase up to an aggregate of 79,090 shares of its common stock for total aggregate gross proceeds to the Company of $86,999.

13. Subsequent Events

Pursuant to a common stock and warrant purchase agreement dated August 9, 2017 between the Company and Ally Bridge, an offering of 1,466,667 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,434,639 shares of common stock was effected at a combined offering price of $1.50 per unit for total gross proceeds to the Company of $2.2 million. All warrants sold in this offering have a per share exercise price of $1.50, are exercisable immediately and expire five years from the date of issuance. The estimated grant date fair value of these warrants of approximately $1.03 per share, or a total of approximately $1.5 million, was recorded as an offset to additional paid-in capital upon the closing of this offering, and was estimated using Black-Scholes valuation models with the following assumptions:

Stock price	$1.39
Exercise price	$1.50
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.81%
Expected life (in years)	5.00
Expected volatility	100.0%

Subsequent to August 9, 2017 and through the date that these unaudited condensed financial statements were available to be issued, no additional cash proceeds had been received from the exercise of warrants sold in this offering. As such, the total increase in capital as a result of the sale of these shares and warrants has been approximately $2.0 million after deducting an estimated $0.2 million of associated costs incurred, which were offset against these proceeds under applicable accounting guidance.

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

Company Overview

We are an early stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or “liquid biopsy.” Our current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy at diagnosis, progression or for monitoring in order to identify specific resistance mechanisms. Often, traditional methodologies such as tissue biopsies are insufficient or unavailable to provide the molecular subtype information necessary for clinical decisions. Our assays have the potential to provide more contemporaneous information on the characteristics of a patient’s disease compared with traditional methodologies such as tissue biopsy and radiographic imaging. Additionally, our proprietary blood collection tubes, which allow for the intact transport of liquid biopsy samples for research use only from regions around the world, are anticipated to be sold to laboratory supply distributor(s) commencing in the six months ended December 31, 2017.

Our current assays and our planned future assays focus on key solid tumor indications utilizing our Target-Selectors liquid biopsy technology platform for the biomarker analysis of CTCs and ctDNA from a standard blood sample. Our patented Target-Selector CTC offering is based on an internally developed microfluidics-based cell capture and analysis platform, with enabling features that change how CTC testing is used by clinicians. Our patent pending Target-Selector ctDNA technology enables mutation detection with enhanced sensitivity and specificity, and is applicable to nucleic acid from ctDNA or other sample types, such as CTCs, bone marrow, or cerebrospinal fluid. Our Target-Selector CTC and ctDNA platforms provide both biomarker detection as well as monitoring capabilities, and require only a patient blood sample. We believe that our Target-Selector platform technology has the potential to be developed and commercialized as in vitro diagnostic (IVD) test kits, and we are currently pursuing this option.

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and accredited by the College of American Pathologists, or CAP. We also performed research and development that led to our current assays, and we also intend to perform research and development for planned assays, at this facility. In addition, we manufacture our microfluidic channels, related equipment and certain reagents. The assays we offer and intend to offer are classified as laboratory developed tests, or LDTs, under CLIA regulations. CLIA certification is required before any clinical laboratory, including ours, may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, or treatment of disease or the assessment of health. In addition, we participate in and have received CAP accreditation, which includes rigorous bi-annual laboratory inspections and adherence to specific quality standards.

Our revenue generating efforts are focused in three areas:

•	providing clinical testing that oncologists use in order to determine the best treatment plan for their patients;
•	providing clinical trial, research and development services to biopharmaceutical companies developing drug candidates to treat cancer; and
•	licensing our proprietary testing and/or technologies to partners in the United States and abroad.

Assays, Products and Services

We have commercialized our Target-Selector assays for a number of solid tumor indications such as: breast cancer, non-small cell lung cancer, or NSCLC, small cell lung cancer, or SCLC, gastric cancer, colorectal cancer, prostate cancer, and melanoma. These assays utilize our dual CTC and ctDNA technology platforms and provide biomarker analysis from a patient’s blood sample.

In the case of our breast and gastric cancer offerings, biomarker analysis involves fluorescence in situ hybridization, or FISH, for the detection and quantitation of the human epidermal growth factor receptor 2, or HER2, gene copy number as well as immunocytochemical, or ICC, analysis of estrogen receptor, or ER, protein, progesterone receptor, or PR, protein, and androgen receptor, or AR, protein, which are currently commercially available. A patient’s HER2 status provides the physician with information about the appropriateness of therapies such as Herceptin® or Tykerb®. ER and PR status provides the physician with information about the appropriateness of endocrine therapies such as tamoxifen and aromatase inhibitors.

Our lung cancer biomarker analysis offering currently includes FISH testing for ALK, ROS1, RET, MET and FGFR1 gene rearrangements, as well as analysis for the T790M, Deletion 19, and L858R mutations of the epidermal growth factor receptor, or EGFR gene, as well as BRAF and KRAS. The L858R mutation of the EGFR gene and Exon 19 deletions as activators of EGFR kinase activity are associated with the use of the drugs Tarceva®, Gilotrif® and Iressa®. For lung cancer, we also offer a resistance profile assay consisting of the biomarkers MET, HER2 (both of which we perform using our technology for CTCs), KRAS, and T790M (both of which are performed using ctDNA in plasma). These assays can be used by physicians to identify the mechanism causing disease progression for patients with NSCLC who are being treated with tyrosine kinase inhibitor, or TKI, therapy and therefore may qualify patients for inclusion in a clinical trial. In November 2015, Tagrisso® was approved by the U.S. Food and Drug Administration, or FDA, providing another biomarker-based therapy for the treatment of patients with EGFR-related lung cancer. Tagrisso® is indicated for the treatment of patients with metastatic disease, who have progressed on or after EGFR TKI therapy, and who have acquired a T790M resistance mutation. Recently, the FDA approved the combination of Novartis' Tafinlar® (dabrafenib) and Mekinist® (trametinib) for the treatment of patients with metastatic NSCLC whose tumors express the BRAF V600E mutation, an FDA “breakthrough therapy” designation for patients who have received prior chemotherapy. This combination was approved in Europe for the same indication in March 2017. BRAF mutations, which appear in approximately 1-3% of NSCLC cases globally, are associated with Zelboraf® and Tafinlar® treatment, as these BRAF inhibitors are both approved for the treatment of patients with melanoma.

Fibroblast growth receptor 1, or FGFR1, amplification is offered using our CTC technology. FGFR1 is present in several tumor types, including both NSCLC and SCLC and has been shown to be a prognostic indicator of progression. FGFR1 is also a key target for several drugs undergoing clinical development.

We analytically validated PD-L1 testing utilizing our CTC technology in 2016. PD-L1 is a biomarker that is informative for immuno-oncology therapies currently marketed for lung cancer and melanoma, as well as therapies in development for multiple tumor types. We collaborated with David Rimm, M.D., Ph.D., a pathologist at Yale Medical School and a scientific advisor to us, on the analytical development of this assay.

We plan to release additional blood-based biomarker assays, such as those that test for ESR1 and NRAS, to our current menu of liquid biopsy assays using blood samples. In addition, we plan to complete the development and offer multiplexed biomarker tests, which will allow the detection and quantitative monitoring of multiple biomarkers in a single assay.

In August 2017, we announced that we had executed a distribution agreement for our proprietary blood collection tubes with VWR International, LLC which can preserve intact cells (such as CTCs) for up to 96 hours and ctDNA for up to 8 days, allowing for the intact transport of research use only liquid biopsy samples from regions around the world.

Pharmaceutical and Research Collaborations

We continue to execute on our strategies intended to expand our business globally, as well as to engage with pharmaceutical companies on clinical trials and assay development. We have distribution agreements in place in Mexico with Quest Diagnostics to support testing for a large pharmaceutical company partner. In addition, we have distribution agreements in place in Turkey, the Czech Republic, the Philippines, Lebanon, Columbia, Israel and Canada.

During 2016, we announced three pharmaceutical collaborations. The first agreement provides testing for a clinical trial that includes patients who have leptomeningeal disease or metastatic lung cancer in the brain. In this exploratory trial, we are testing both cerebral spinal fluid and blood for molecular alterations that could be impacted by treatment. The second agreement is a milestone-based assay development project focused on hepatocellular carcinoma, or liver cancer, whereby we intend to develop assays utilizing both our CTC and ctDNA technologies for clinical trials. The third collaboration involves a study presented at the European Society for Medical Oncology, or ESMO, Annual Congress in October 2016, evaluating the detection of EGFR alterations (del19, L858R and T790M) by our Target-Selector liquid biopsy. Subsequent to this study, we have earned business in both Mexico and Columbia for EGFR testing in blood to qualify patients for the pharmaceutical company’s targeted therapy.

In March 2017, we announced a collaboration with Catalyst Pharmaceuticals for the provision of our Target-Selector platform to screen patients diagnosed with Lambert Eaton Myasthenic Syndrome, or LEMS, for early onset or recurrence of SCLC. Under this agreement, our liquid biopsy tests will be offered by Catalyst Pharmaceuticals at no cost to all patients enrolled in its ongoing Phase III clinical trial designed to demonstrate the safety and efficacy of Firdapse® (amifampridine phosphate) for the treatment of LEMS. Catalyst Pharmaceuticals will pay us for tests ordered and utilized as part of the agreement. Patients in the Phase III clinical trial will also have access to our liquid biopsy testing in the long-term extension study phase of the trial allowing for testing every six months for up to two years to monitor for early signals of SCLC.

In April 2017, we announced our entry into a preferred provider collaboration and services agreement with Oregon Health & Sciences University on behalf of the OHSU Knight Cancer Institute, or collectively OHSU. The multiphase agreement grants OHSU the rights to commercially offer our Target-Selector liquid biopsy testing services exclusively throughout the state of Oregon. Additionally, we and OHSU plan to engage in technology transfer, whereby OHSU will have the ability to use Target-Selector assays in-house, and act as a secondary laboratory for our research and testing activities. We and OHSU also plan to co-develop additional liquid biopsy assay technologies and platform capabilities including highly sensitive, multiplexed assay panels for molecular biomarker detection and assessment. Additional research and development and commercial pilot projects are anticipated under the agreement.

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

Provider Agreements

In January 2017, we announced that we had secured an in-network provider agreement with Blue Cross Blue Shield of Texas, the largest provider of health benefits in Texas. In addition, we entered into a national master business agreement with the Blue Cross Blue Shield Association, a not-for-profit trade association that provides multiple services for its 38-member Blue Cross and Blue Shield health plan companies across the U.S., including forming national strategic vendor partnerships. We were selected by the Blue Cross Blue Shield Association based on a rigorous request-for-proposal progress. This agreement establishes pricing for our Target-Selector liquid biopsy testing service through the Blue Cross Blue Shield Association’s group purchasing organization, CareSource Workgroup. The pricing offered by the CareSource Workgroup group purchasing organization is available to those Blue Cross and Blue Shield member health plans that have, or may seek, in-network agreements with us.

In June 2017, we entered into a participating provider agreement with MediNcrease Health Plans, LLC and a preferred provider agreement with Scripps Health Plan Services, Inc., both establishing pricing for our Target-Selector liquid biopsy testing service.

We are currently contracted with nine preferred provider organization networks, two large health plans, and four regional independent physician associations, and expect to continue to gain contracts in order to be considered as an “in-network” provider with additional plans.

Patents and Technology

We have issued patents with broad claims covering our blood collection tube, antibody cocktail approach, microchannel, and CTC detection methodologies. In addition to issuance of patents in the U.S., we have patents for our proprietary microchannel in China, Korea, Europe, Hong Kong, and Japan, and for our antibody cocktail in Australia, Europe, Hong Kong, and Japan. Our patent estate continues to evolve, and in addition to the broad patent estate around our CTC platform, we expect issuances of multiple patents for our novel switch blocker technology in the near future, solidifying our proprietary enrichment methodology for detecting ctDNA with very high sensitivity. Our CTC platform patents were filed from 2005 through 2012, and we expect to have patent protection into the 2030’s. Our patents and applications cover not only cancer as a target, but also prenatal and other rare cells of interest. Recently allowed patents in the U.S. cover the capture of “any target of interest” using our antibody capture approach. Patents for our proprietary specimen collection tubes expire in 2031.

As of July 2017, we owned 20 issued patents and 27 patents pending related to our current technologies. Of these, 8 are issued and 5 are pending patents in the U.S., while 12 are issued and 22 are pending patents in non-U.S. territories. Separately, we also own 6 issued patents related to our earlier microarray and cell analysis technology.

Results of Operations

Three Months Ended June 30, 2016 and 2017

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three months ended June 30,		Change
	2016	2017	$	%
(dollars in thousands)
Net revenues	$663	$1,279	$616	93%
Cost of revenues	1,669	2,369	700	42%
Research and development expenses	716	842	126	18%
General and administrative expenses	1,518	1,798	280	18%
Sales and marketing expenses	1,292	1,747	455	35%
Loss from operations	(4,532)	(5,477)	(945)	21%
Interest expense	(99)	(214)	(115)	116%
Other income	38	—	(38)	(100%)
Loss before income taxes	(4,593)	(5,691)	(1,098)	24%
Income tax expense	(1)	(2)	(1)	100%
Net loss	$(4,594)	$(5,693)	$(1,099)	24%

Net Revenues

Net revenues were approximately $1,279,000 for the three months ended June 30, 2017, compared with approximately $663,000 for the same period in 2016, an increase of $616,000, or 93%. Of the $1,279,000 of revenues recognized during the three months ended June 30, 2017, $1,036,000 related to revenues recognized on an accrual basis, while $159,000 related to revenues recognized upon the receipt of cash, as compared to the same period in 2016 when $66,000 of revenues were recognized on an accrual basis and $596,000 of revenues were recognized upon the receipt of cash. During the three months ended March 31, 2017, we converted from cash-based revenue recognition for our commercial revenues, to accrual-based revenue recognition. As a result of the change to accrual-based revenue recognition, we recognized total nonrecurring revenue of $135,000 during the three months ended June 30, 2017 for cases delivered on or prior to December 31, 2016, and the incremental revenue as a result of the change to accrual-based revenue recognition for commercial cases was $191,000.

Total cash collections for commercial cases were $1,004,000 during the three months ended June 30, 2017 as compared to $596,000 during the same period in 2016, an increase of $408,000 owed primarily to improvements in billing and collection timeliness and effectiveness, as well as increases in accession volume and in the expected value per accession received prior to and during the three months ended June 30, 2017 as compared to the same period in 2016. The $191,000 in incremental net revenues recognized was primarily related to an increase in the expected value per accession received prior to and during the three months ended June 30, 2017 as compared to the same period in 2016, as well as the increasing commercial case volumes received, as follows:

	Three months ended June 30,		Change
	2016	2017	# / $	%
# Commercial accessions received	966	1,005	39	4%
$ Value estimated per commercial accession received	$1,140	$1,196	$56	5%

The $17,000 increase in development services revenues during the three months ended June 30, 2017 as compared to the same period in 2016 was primarily related to increasing development services case volumes delivered, as follows:

	Three months ended June 30,		Change
	2016	2017	#	%
# Development services cases delivered	146	233	87	60%

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $2,369,000 for the three months ended June 30, 2017, compared with approximately $1,669,000 for the three months ended June 30, 2016, an increase of $700,000, or 42%. The increase was primarily attributable to an increase of $402,000 in personnel and travel costs mainly related to higher assay volume as the average number of laboratory and manufacturing employees increased from an average of 23 employees during the three months ended June 30, 2016 to 38 employees during the same period in 2017, as we created excess laboratory accession throughput capacity of approximately 35% as of June 30, 2017 in advance of an anticipated increase in accession volumes resulting from our expanded sales force. Additionally, there was an increase of $148,000 in depreciation expense, computer equipment, software amortization, and allocated information technology and facility charges as we invest in upgrading our laboratory equipment and information system and maintaining our facility, an increase of $130,000 in materials, shipping and other direct costs due to increased assay volume, as well as an increase of $20,000 related to fewer laboratory costs charged to research and development.

Research and Development Expenses. Research and development expenses were approximately $842,000 for the three months ended June 30, 2017, compared with approximately $716,000 for the three months ended June 30, 2016, an increase of $126,000, or 18%. The increase was primarily attributable to an increase of $101,000 in higher personnel and travel costs as the average headcount in our research and development function increased to 12 employees during the three months ended June 30, 2017 from 9 employees during the same period in 2016, as we focus on the development and deployment of next generation sequencing, support and implementation of data-intensive laboratory processes, and new product validations. Additionally, an increase of $45,000 in materials and other costs associated with research and development activities was partially offset by a decrease of $20,000 in fewer laboratory costs charged to research and development.

General and Administrative Expenses. General and administrative expenses were approximately $1,798,000 for the three months ended June 30, 2017, compared with approximately $1,518,000 for the three months ended June 30, 2016, an increase of $280,000, or 18%. The increase was primarily due to an increase of $292,000 in non-stock compensation personnel and travel costs as the average number of employees included in the general and administrative function rose from 8 employees during the three months ended June 30, 2016 to 14 employees during the same period in 2017, primarily resulting from bringing our billing function in-house in April 2017. Additionally, an increase of $47,000 during the three months ended June 30, 2017 in external independent audit and accounting fees primarily associated with the commencement of recognition of commercial revenues on an accrual basis on March 31, 2017 was partially offset by a decrease of $51,000 in stock-based compensation expense.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1,747,000 for the three months ended June 30, 2017, compared with approximately $1,292,000 for the three months ended June 30, 2016, an increase of $455,000, or 35%. The increase was primarily attributable to an increase of $336,000 in personnel and travel costs as the average number of employees included in the sales and marketing function rose from 15 employees during the three months ended June 30, 2016 to 23 employees during the same period in 2017 as we expand our sales force, and increases of $49,000 in computer equipment, allocated information technology costs, shipping and other office expenses, $44,000 in marketing materials, trade show and conference costs, and $26,000 in third party service provider and consulting costs, all associated with expanded commercial activities.

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

Six Months Ended June 30, 2016 and 2017

The following table sets forth certain information concerning our results of operations for the periods shown:

	Six months ended June 30,		Change
	2016	2017	$	%
(dollars in thousands)
Net revenues	$884	$2,962	$2,078	235%
Cost of revenues	3,144	4,498	1,354	43%
Research and development expenses	1,444	1,599	155	11%
General and administrative expenses	3,005	3,705	700	23%
Sales and marketing expenses	2,597	3,025	428	16%
Loss from operations	(9,306)	(9,865)	(559)	6%
Interest expense	(238)	(297)	(59)	25%
Other income	77	38	(39)	(51%)
Loss before income taxes	(9,467)	(10,124)	(657)	7%
Income tax expense	(2)	(2)	—	—
Net loss	$(9,469)	$(10,126)	$(657)	7%

Net Revenues

Net revenues were approximately $2,962,000 for the six months ended June 30, 2017, compared with approximately $884,000 for the same period in 2016, an increase of $2,078,000, or 235%. Of the $2,962,000 of revenues recognized during the six months ended June 30, 2017, $1,762,000 related to revenues recognized on an accrual basis, while $1,056,000 related to revenues recognized upon the receipt of cash, as compared to the same period in 2016 when $98,000 of revenues were recognized on an accrual basis and $786,000 of revenues were recognized upon the receipt of cash. During the three months ended March 31, 2017, we converted from cash-based revenue recognition for our commercial revenues, to accrual-based revenue recognition. As a result of the change to accrual-based revenue recognition, we recognized total nonrecurring revenue of $1,012,000 during the six months ended June 30, 2017 for cases delivered on or prior to December 31, 2016, and the incremental revenue as a result of the change to accrual-based revenue recognition for commercial cases was $917,000.

Total cash collections for commercial cases were $1,901,000 during the six months ended June 30, 2017 as compared to $786,000 during the same period in 2016, an increase of $1,115,000 owed primarily to improvements in billing and collection timeliness and effectiveness, as well as increases in accession volume and the expected value per accession received prior to and during the six months ended June 30, 2017 as compared to the same period in 2016. The $917,000 in incremental net revenues recognized was primarily related to an increase in the expected value per accession received prior to and during the six months ended June 30, 2017 as compared to the same period in 2016, as well as the increasing commercial case volumes received, as follows:

	Six months ended June 30,		Change
	2016	2017	# / $	%
# Commercial accessions received	1,706	1,938	232	14%
$ Value estimated per commercial accession received	$1,049	$1,131	$82	8%

The $46,000 increase in development services revenues during the six months ended June 30, 2017 as compared to the same period in 2016 was primarily related to increasing development services case volumes delivered, as follows:

	Six months ended June 30,		Change
	2016	2017	#	%
# Development services cases delivered	223	397	174	78%

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $4,498,000 for the six months ended June 30, 2017, compared with approximately $3,144,000 for the six months ended June 30, 2016, an increase of $1,354,000, or 43%. The increase was primarily attributable to an increase of $842,000 in personnel and travel costs mainly related to higher assay volume as the average number of laboratory and manufacturing employees increased from an average of 23 employees during the six months ended June 30, 2016 to 36 employees during the same period in 2017, as we created excess laboratory accession throughput capacity of approximately 35% as of June 30, 2017 in advance of an anticipated increase in accession volumes resulting from our expanded sales force. Additionally, there was an increase of $259,000 in depreciation expense, computer equipment, software amortization, and allocated information technology and facility charges as we invest in upgrading our laboratory equipment and information system and maintaining our facility, an increase of $150,000 in materials, shipping and other direct costs due to increased assay volume, an increase of $53,000 related to fewer laboratory costs charged to research and development, and an increase of $50,000 related to third party service provider and consulting costs associated with higher assay volume.

Research and Development Expenses. Research and development expenses were approximately $1,599,000 for the six months ended June 30, 2017, compared with approximately $1,444,000 for the six months ended June 30, 2016, an increase of $155,000, or 11%. The increase was primarily attributable to an increase of $110,000 in higher personnel and travel costs as the average headcount in our research and development function increased to 11 employees during the six months ended June 30, 2017 from 9 employees during the same period in 2016, as we focus on the development and deployment of next generation sequencing, support and implementation of data-intensive laboratory processes, and new product validations. Additional increases of $78,000 in materials and other costs associated with research and development activities and $20,000 in allocated facilities charges were partially offset by a decrease of $53,000 in fewer laboratory costs charged to research and development.

General and Administrative Expenses. General and administrative expenses were approximately $3,705,000 for the six months ended June 30, 2017, compared with approximately $3,005,000 for the six months ended June 30, 2016, an increase of $700,000, or 23%. The increase was primarily due to an increase of $533,000 in non-stock compensation personnel costs and travel expenses as the average number of employees included in the general and administrative function rose from 8 employees during the six months ended June 30, 2016 to 13 employees during the same period in 2017, primarily resulting from bringing our billing function in-house in April 2017. Additionally, there was an increase of $157,000 in third party service provider and consulting fees associated with increased commercial activities and our expanded investor relations and corporate strategy functions during the six months ended June 30, 2017, an increase of $79,000 in computer equipment, allocated facilities charges, office expenses, and other general and administrative costs associated with increased commercial activities, an increase of $60,000 in legal costs, an increase of $45,000 in third party billing provider costs due to higher cash collections, as well as an increase of $38,000 in external independent audit and accounting fees primarily associated with the commencement of recognition of commercial revenues on an accrual basis on March 31, 2017, which were partially offset by decreases of $110,000 in directors and officers insurance costs and $102,000 in stock-based compensation expense.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $3,025,000 for the six months ended June 30, 2017, compared with approximately $2,597,000 for the six months ended June 30, 2016, an increase of $428,000, or 16%. The increase was primarily attributable to an increase of $353,000 in personnel and travel costs as the average number of employees included in the sales and marketing function rose from 15 employees during the six months ended June 30, 2016 to 20 employees during the same period in 2017 as we expand our sales force, and increases associated with expanded commercial activities of $51,000 in computer equipment, allocated information technology costs, shipping and other office expenses, and $24,000 in marketing materials, trade show and conference costs.

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

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Six months ended June 30,
	2016	2017
(dollars in thousands)
Cash provided by/ (used in):
Operating activities	$(8,294)	$(8,947)
Investing activities	(324)	(527)
Financing activities	3,548	14,865
Net increase/ (decrease) in cash	$(5,070)	$5,391

Cash Used in Operating Activities. Net cash used in operating activities was approximately $8,947,000 for the six months ended June 30, 2017, compared to net cash used in operating activities of approximately $8,294,000 for six months ended June 30, 2016. The net increase of $653,000 was primarily related to an increase of $656,000 in cash used to fund our net loss, as well as a net increase of $104,000 in cash used to fund operating assets and liabilities, partially offset by a $107,000 increase in non-cash depreciation and amortization, inventory reserve, interest and stock-based compensation expenses.

Cash Used in Investing Activities. Net cash used in investing activities of approximately $527,000 and $324,000 during the six months ended June 30, 2017 and 2016, respectively, was related to purchases of fixed assets.

Cash Provided by Financing Activities. Net cash provided by financing activities was $14.9 million for the six months ended June 30, 2017, compared to net cash provided by financing activities of $3.5 million for the six months ended June 30, 2016. Our primary sources of cash from financing activities during the six months ended June 30, 2017 consisted of $8.6 million in net proceeds from our offering in March 2017, as well as proceeds of $7.5 million from the exercise of common stock warrants sold in our offering in October 2016, which were partially offset by $1.2 million of principal payments made on indebtedness. Our primary sources of cash from financing activities during the six months ended June 30, 2016 related to $4.3 million in net proceeds from our offering in May 2016 as well as $0.3 million in net proceeds received from the sale of common stock to Aspire Capital, which were partially offset by $1.1 million of principal payments made on indebtedness.

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

As of June 30, 2017, our cash totaled $10.0 million, and our outstanding net indebtedness totaled $3.8 million. While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. Management expects that we will need additional financing to execute on our current or future business strategies beyond January 2018.

Subsequent to the closing of a follow-on offering in February 2015, cash proceeds of approximately $9.8 million have been received from the exercise of warrants sold in that offering, while approximately $2.7 million in gross warrant proceeds remain outstanding and available to be exercised at $4.68 per share until their expiration in February 2020.

In May 2015, the SEC declared effective a shelf registration statement filed by us. The shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as our public float is less than $75 million. Pursuant to an exclusive placement agent agreement dated April 25, 2016 between us and H.C. Wainwright & Co., LLC, or Wainwright, and a securities purchase agreement dated April 29, 2016 between us and the purchasers signatory thereto, we received approximately $4.3 million of net cash proceeds upon the sale of our common stock and warrants to purchase our common stock. Subsequent to the closing of this offering on May 4, 2016, no warrants sold in this offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. Pursuant to an exclusive placement agent agreement dated March 28, 2017 between us and Roth Capital Partners, LLC as lead placement agent, and WestPark Capital and Chardan Capital as co-placement agents, a securities purchase agreement for an offering of 4,320,000 shares of our common stock was effected under this registration statement at a per share price of $2.15. In a concurrent private placement, we sold unregistered warrants to purchase up to an aggregate of 2,160,000 shares of our common stock that closed concurrently with the offering common stock sold pursuant to this shelf registration statement. All warrants sold in this offering have a per share exercise price of $2.50, are exercisable beginning on the six-month anniversary of the date of issuance, and expire five years from the date first exercisable. The closing of the sale of these securities to the purchasers occurred on March 31, 2017, when we received approximately $8.6 million of net cash proceeds. In connection with the closing of this offering, we have agreed to certain contractual terms that limit our ability to issue variable rate securities for a period of one year following the closing of this offering, with certain exceptions. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

On October 19, 2016, we received net cash proceeds of approximately $9.0 million as a result of the closing of a follow-on public offering. Subsequent to the closing of this offering on October 19, 2016, the offering’s underwriters exercised their overallotment option to purchase 627,131 option warrants for total proceeds of $564. Subsequent to December 31, 2016, approximately $7.5 million of additional cash proceeds had been received from the exercise of warrants sold in this offering, with approximately $3.2 million in gross warrant proceeds remaining outstanding and available to be exercised at $1.10 per share until their expiration in October 2021.

Pursuant to a common stock and warrant purchase agreement dated August 9, 2017, we received net cash proceeds of approximately $2.0 million as a result of the sale of our common stock and warrants. Subsequent to the closing of this offering, no additional cash proceeds had been received from the exercise of warrants sold in this offering, with approximately $2.2 million in gross warrant proceeds remaining outstanding and available to be exercised at $1.50 per share until their expiration in August 2022.

We expect that we will need additional financing to execute on our current or future business strategies. Until we can generate significant cash from operations, including assay revenues, we expect to continue to fund operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time, subject to certain restrictions that apply for so long as our public float is less than $75 million. In connection with our offering in March 2017, we have agreed to certain contractual terms that limit our ability to issue variable rate securities for a period of one year, subject to certain exceptions. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

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

Our gross commercial revenues billed are subject to estimated deductions for such contractual discounts, payer-specific allowances and other reserves to arrive at reported net revenues, which relate to differences between amounts billed and corresponding amounts estimated to be subsequently collected. These third-party payer discounts and sales allowances are estimated based on a number of assumptions and factors, including historical payment trends, seasonality associated with the annual reset of patient deductible limits on January 1 of each year, and current and estimated future payments. Specifically, we maintain four such reserves: the reserve for contractual discounts, the reserve for aged non-patient receivables, the reserve for estimated patient receivables, and the reserve for other payer-specific sales allowances. The reserve for contractual discounts relates to discounts to gross amounts billed to Medicare and contracted third-party payers to arrive at the deemed “allowed expense" amount covered by that payer. Our contracted third-party commercial sales are recorded using an actual or contracted fee schedule at the time of sale, while estimated fee schedules are maintained for each non-contracted payer separately as part of other payer-specific sales allowances. Contractual discounts are recorded at the transaction level at the time of sale based on a fee schedule that is maintained for each contracted third-party payer. We periodically adjust fee schedules for both contracted and non-contracted third-party payers based upon historical payment trends. The reserve for aged non-patient receivables reduces gross amounts billed to non-contracted third-party payers for amounts estimated to be collected according to the age of the outstanding balance. The reserve for estimated patient receivables reduces gross amounts billed to third-party payers for amounts estimated to be collected directly from individual patients, such as copayments, deductibles, or amounts otherwise designated as patient responsibility. The reserve for other payer-specific sales allowances relates to the amounts billed to non-contracted third-party payers that are estimated to not be covered by that specific payer’s coverage policies, as well as estimated necessary adjustments to gross amounts billed based on historical collection experience for a particular third-party payer unrelated to the age of outstanding balances.

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIOCEPT, INC. (Registrant)

Date: August 14, 2017	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2017	By:	/s/ Timothy C. Kennedy
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

4.18

Common Stock Purchase Warrant issued by the Registrant in favor of Ally Bridge LB Healthcare Master Fund Limited under the Common Stock and Warrant Purchase Agreement dated August 9, 2017 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 10, 2017).

10.1+

Biocept, Inc. Amended and Restated 2013 Equity Incentive Plan, Form of Stock Option Grant Notice, Option Agreement, Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit agreement for use thereunder (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 5, 2017).

10.2

Third Amendment to Loan and Security Agreement by and among Biocept, Inc., Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, including Oxford Finance LLC, dated as of June 28, 2017.

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