Form 10-Q
period 2017-09-30
BIOCEPT INC
filed 2017-11-14
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 9, 2017, there were 30,258,743 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2017

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	September 30,
	2016	2017
		(unaudited)
Current assets:
Cash	$4,609,332	$5,879,025
Accounts receivable, net	128,969	1,133,372
Inventories, net	549,045	775,106
Prepaid expenses and other current assets	484,649	412,916
Total current assets	5,771,995	8,200,419
Fixed assets, net	1,806,331	2,919,796
Total assets	$7,578,326	$11,120,215
Current liabilities:
Accounts payable	$960,486	$1,593,048
Accrued liabilities	1,160,036	2,174,385
Supplier financings	75,691	121,043
Current portion of equipment financings	262,674	304,585
Current portion of credit facility, net	1,934,665	1,645,136
Total current liabilities	4,393,552	5,838,197
Non-current portion of equipment financings	778,643	950,123
Non-current portion of credit facility, net	1,123,001	—
Non-current portion of interest payable	227,177	—
Non-current portion of deferred rent	397,292	305,816
Total liabilities	6,919,665	7,094,136
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 authorized; no shares issued and outstanding at December 31, 2016 and September 30, 2017.	—	—
Common stock, $0.0001 par value, 150,000,000 authorized; 17,499,397 issued and outstanding at December 31, 2016; 30,258,743 issued and outstanding at September 30, 2017.	1,750	3,026
Additional paid-in capital	174,292,781	193,606,087
Accumulated deficit	(173,635,870)	(189,583,034)
Total shareholders’ equity	658,661	4,026,079
Total liabilities and shareholders’ equity	$7,578,326	$11,120,215

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2017	2016	2017
Net revenues	$1,047,280	$1,111,411	$1,931,509	$4,073,437
Costs and expenses:
Cost of revenues	1,876,288	2,487,054	5,020,649	6,985,213
Research and development expenses	600,613	856,698	2,044,968	2,455,947
General and administrative expenses	1,918,543	1,834,771	4,923,431	5,539,432
Sales and marketing expenses	1,278,455	1,675,852	3,875,063	4,701,030
Total costs and expenses	5,673,899	6,854,375	15,864,111	19,681,622
Loss from operations	(4,626,619)	(5,742,964)	(13,932,602)	(15,608,185)
Other income/ (expense):
Interest expense	(154,869)	(88,269)	(393,029)	(385,172)
Other income	38,412	12,804	115,236	51,216
Total other income/ (expense):	(116,457)	(75,465)	(277,793)	(333,956)
Loss before income taxes	(4,743,076)	(5,818,429)	(14,210,395)	(15,942,141)
Income tax expense	—	(2,877)	(2,053)	(5,023)
Net loss and comprehensive loss	$(4,743,076)	$(5,821,306)	$(14,212,448)	$(15,947,164)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	8,370,691	29,605,953	7,549,663	25,816,181
Diluted	8,370,691	29,605,953	7,549,663	25,816,181
Net loss per common share:
Basic	$(0.57)	$(0.20)	$(1.88)	$(0.62)
Diluted	$(0.57)	$(0.20)	$(1.88)	$(0.62)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2016	2017
Cash Flows from Operating Activities
Net loss	$(14,212,448)	$(15,947,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	246,864	394,708
Inventory reserve	(40,708)	(22,431)
Stock-based compensation	1,164,979	1,232,149
Non-cash interest expense related to credit facility and other financing activities	60,951	23,983
Increase/ (decrease) in cash resulting from changes in:
Accounts receivable, net	(51,464)	(1,004,403)
Inventory	(107,538)	(203,630)
Prepaid expenses and other current assets	501,532	431,355
Accounts payable	991,846	508,176
Accrued liabilities	152,860	671,407
Accrued interest	58,684	71,417
Deferred rent	(22,839)	(52,143)
Net cash used in operating activities	(11,257,281)	(13,896,576)
Cash Flows from Investing Activities:
Purchases of fixed assets	(391,196)	(1,055,549)
Net cash used in investing activities	(391,196)	(1,055,549)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	4,798,576	10,583,898
Proceeds from exercise of common stock warrants	—	7,498,535
Payments on equipment financings	(86,336)	(109,811)
Payments on supplier and other third-party financings	(427,934)	(314,270)
Payments on credit facility	(778,303)	(1,436,534)
Net cash provided by financing activities	3,506,003	16,221,818
Net increase/ (decrease) in Cash	(8,142,474)	1,269,693
Cash at Beginning of Period	8,821,329	4,609,332
Cash at End of Period	$678,855	$5,879,025
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$282,142	$285,260
Income taxes	$2,053	$5,023

Non-cash Investing and Financing Activities:

During the nine months ended September 30, 2016 and 2017, Biocept, Inc., or the Company, financed insurance premiums of $434,475 and $359,622, respectively, through third-party financings.

Fixed assets purchased totaling $755,458 and $362,729 during the nine months ended September 30, 2016 and 2017, respectively, were recorded as equipment financing obligations and were excluded from cash purchases in the Company’s unaudited condensed statements of cash flows. During the nine months ended September 30, 2016, fixed assets with an aggregate net book value of $270,377, which had previously been recorded as equipment financings with remaining outstanding balances owed totaling $239,994, were effectively disposed of and replaced with upgraded equipment recorded as equipment financings. During the nine months ended September 30, 2017, fixed assets with an aggregate net book value of $34,491 were exchanged with a lender as partial payment on an outstanding equipment financing obligation balance.

The amount of unpaid fixed asset purchases excluded from cash purchases in the Company’s unaudited condensed statements of cash flows decreased from $64,300 at December 31, 2015 to $8,637 at September 30, 2016, and increased from $58,066 at December 31, 2016 to $204,501 at September 30, 2017.

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

An offering of the Company’s common stock and warrants to purchase its common stock occurred on March 31, 2017 (see Note 3). In the offering, warrants were issued to purchase up to an aggregate of 2,160,000 shares of common stock at an exercise price of $2.50 per share with a term of five years and an estimated grant date fair value of approximately $2.8 million, which was recorded as an offset to additional paid-in capital (see Note 4). Additionally, approximately $728,000 of fees and costs directly associated with the offering were recorded as an offset to additional paid-in capital within common stock issuance costs in accordance with applicable accounting guidance.

An offering of the Company’s common stock and warrants to purchase its common stock occurred on August 9, 2017 (see Note 3). In the offering, warrants were issued to purchase up to an aggregate of 1,434,639 shares of common stock at an exercise price of $1.50 per share with a term of five years and an estimated grant date fair value of approximately $1.5 million, which was recorded as an offset to additional paid-in capital (see Note 4). Additionally, approximately $176,000 of fees and costs directly associated with the offering were recorded as an offset to additional paid-in capital within common stock issuance costs in accordance with applicable accounting guidance.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOCEPT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The Company, Business Activities and Basis of Presentation

The Company and Business Activities

The Company was founded in California in May 1997 and is an early stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or liquid biopsy. The Company’s current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy at diagnosis, progression or for monitoring in order to identify specific resistance mechanisms. Often, traditional methodologies such as tissue biopsies are insufficient or unavailable to provide the molecular subtype information necessary for clinical decisions. The Company’s assays have the potential to provide more contemporaneous information on the characteristics of a patient’s disease compared with traditional methodologies such as tissue biopsy and radiographic imaging. Additionally, commencing in October 2017, the Company’s pathology program initiative provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results, and is available to pathology practices and hospital systems throughout the United States. Further, the Company’s proprietary blood collection tubes, which allow for the intact transport of research use only liquid biopsy samples from regions around the world, are anticipated to be sold to laboratory supply distributor(s) commencing in 2018.

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

The unaudited condensed financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission, or SEC, instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed financial statements are unaudited and do not contain all the information required by U.S. Generally Accepted Accounting Principles, or GAAP, to be included in a full set of financial statements. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited financial statements for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission, or SEC, with our Annual Report on Form 10-K on March 28, 2017 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Certain prior period balances have been reclassified to conform to the current period presentation.

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

The estimates of amounts that will ultimately be realized from commercial diagnostic services require significant judgment by management. Patients do not enter into direct agreements with the Company that commit them to pay any portion of the cost of the tests in the event that they have not met their annual deductible limit under their insurance policy, if any, or if their insurance otherwise declines to reimburse the Company. Adjustments to the estimated payment amounts are recorded at the time of final collection and settlement of each transaction as an adjustment to commercial revenue. The estimation process used to determine third-party payer discounts and sales allowance has been applied on a consistent basis since March 31, 2017, and no significant subsequent adjustments have been necessary to increase or decrease these discounts and allowances as a result of changes in underlying estimates.

The composition of the Company’s gross and net revenues recognized during the three and nine-months ended September 30, 2016 and 2017 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2017	2016	2017
Commercial revenues recognized upon delivery	$-	$3,602,194	$-	$12,298,790
Development services revenues recognized upon delivery	71,723	67,394	170,052	211,736
Commercial revenues recognized upon cash collection	975,557	102,234	1,761,457	1,158,277
Total gross revenues	1,047,280	3,771,822	1,931,509	13,668,803
Provisions for contractual discounts	—	(1,729,805)	—	(4,545,128)
Provisions for aged non-patient receivables	—	(152,889)	—	(598,532)
Provisions for estimated patient receivables	—	27,909	—	(90,931)
Provisions for other payer-specific sales allowances	—	(805,626)	—	(4,360,775)
Net revenues	$1,047,280	$1,111,411	$1,931,509	$4,073,437

During the nine months ended September 30, 2017, the Company recorded $839,431 in nonrecurring net revenue as a result of recognizing revenue on an accrual basis commencing on March 31, 2017 associated with cases delivered on or prior to December 31, 2016, representing a corresponding decrease in net loss per common share of $0.03. The incremental net revenue as a result of recognizing revenue on an accrual basis commencing on March 31, 2017, or the total amount of net revenue recorded in excess of the amount of commercial cash collections, was $125,007 and $1,041,890 during the three and nine-months ended September 30, 2017, respectively, representing corresponding decreases in net loss per common share of zero and $0.04, respectively.

A summary of activity in the Company’s gross and net accounts receivable balances, as well as corresponding reserves, during the nine months ended September 30, 2017 is as follows:

	Balance at	Amounts	Settlements	Balance at
	December 31,	Recognized	Upon	September 30,
	2016	Upon Delivery	Adjudication	2017
Accounts receivable, gross	$128,969	$12,510,526	$(5,649,054)	$6,990,441
Reserve for contractual discounts	—	(4,545,128)	2,399,458	(2,145,670)
Reserve for aged non-patient receivables	—	(598,532)	70,950	(527,582)
Reserve for estimated patient receivables	—	(90,931)	1,072	(89,859)
Reserve for other payer-specific sales allowances	—	(4,360,775)	1,266,817	(3,093,958)
Accounts receivable, net	$128,969	$2,915,160	$(1,910,757)	$1,133,372

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

The Company's third-party payers that represent more than 10% of total net revenues in any period presented, and their related net revenue amount as a percentage of total net revenues, during the three and nine-months ended September 30, 2016 and 2017 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2017	2016	2017
Medicare and Medicare Advantage	63%	45%	54%	41%
Blue Cross Blue Shield	15%	16%	12%	17%
United Healthcare	19%	14%	19%	12%

The Company's third-party payers that represent more than 10% of total net accounts receivable, and their related net accounts receivable balance as a percentage of total net accounts receivable, at September 30, 2017 were as follows:

Blue Cross Blue Shield	27%
Medicare and Medicare Advantage	20%
United Healthcare	14%

Recent Accounting Pronouncements

In May 2014, and as subsequently updated and amended from time to time, the Financial Accounting Standards Board, or the FASB, issued authoritative guidance that requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This proposed guidance has been deferred and would be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. As the Company has not yet completed its final review of the impact of the new guidance but expects to during 2017, the Company has not determined whether the adoption of this guidance will have a material impact on its financial statements or disclosures. The Company is still evaluating disclosure requirements under the new guidance, and will continue to evaluate additional changes, modifications or interpretations to the guidance which may impact the current conclusions. The Company expects to adopt the new standard for the fiscal year beginning January 1, 2018 and anticipates that the modified retrospective application method will be applied.

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

In February 2016, the FASB issued authoritative guidance requiring, among other things, that entities recognize the assets and liabilities arising from leases on the balance sheet under revised criteria, while the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria in the previous leases guidance. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company anticipates that the adoption of this guidance will materially affect its statement of financial position and will require changes to its processes. The Company expects to adopt this guidance for the reporting period beginning on January 1, 2019, and has not yet made any decision on the method of adoption with respect to the optional practical expedients, but expects to during 2018.

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

In August 2017, the FASB issued authoritative guidance that expands and refines hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted. The Company currently intends to adopt this guidance for the fiscal year beginning on January 1, 2019, and does not anticipate that the adoption of this guidance will have a material impact on its financial statements or disclosures because the Company does not currently hold any financial instruments accounted for as a hedging activity.

2. Liquidity and Going Concern Uncertainty

As of September 30, 2017, cash totaled $5.9 million and the Company had an accumulated deficit of $189.6 million. For the year ended December 31, 2016 and the nine month period ended September 30, 2017, the Company incurred net losses of $18.4 million and $15.9 million, respectively. At September 30, 2017, the Company had aggregate net interest-bearing indebtedness of $3.3 million, of which $2.4 million was due within one year, in addition to $3.4 million of other non-interest bearing current liabilities. In February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly amounts of $62,500 through May 2020, under which $625,000 remained outstanding at September 30, 2017 (see Note 11). These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these unaudited condensed financial statements were issued. The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

In May 2015, the SEC declared effective a shelf registration statement filed by the Company. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as the Company’s public float is less than $75 million. A public offering of the Company’s common stock and warrants to purchase its common stock closed on May 4, 2016, pursuant to which the Company received net cash proceeds of approximately $4.3 million (see Note 3). Subsequent to the closing of this offering on May 4, 2016, no warrants sold in this offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. A second offering of the Company’s common stock was effected under this shelf registration statement on March 28, 2017, the closing of which occurred on March 31, 2017, pursuant to which the Company received net cash proceeds of approximately $8.6 million (see Note 3). In a concurrent private placement, the Company sold unregistered warrants to purchase up to 2,160,000 shares of the Company’s common stock that closed concurrently with the March 31, 2017 offering of common stock sold pursuant to this shelf registration statement. Subsequent to the closing of the sales of these unregistered warrants, no warrants sold have been exercised, with $5.4 million in gross warrant proceeds remaining outstanding and available to be exercised at $2.50 per share until their expiration in October 2022. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings. A public offering of the Company’s common stock and warrants to purchase its common stock was effected under an underwriting agreement dated October 14, 2016 between the Company, Roth Capital Partners, LLC and Feltl and Company, Inc., as underwriters named therein, the closing of which occurred on October 19, 2016, pursuant to which the Company received net cash proceeds of approximately $9.0 million (see Note 3). Subsequent to the closing of this offering, cash proceeds of approximately $7.5 million have been received from the exercise of warrants sold in this offering, while approximately $3.2 million in gross warrant proceeds remain outstanding and available to be exercised at $1.10 per share until their expiration in October 2021. Pursuant to a common stock and warrant purchase agreement dated August 9, 2017 between the Company and Ally Bridge LB Healthcare Master Fund Limited, or Ally Bridge, the Company received net cash proceeds of approximately $2.0 million as a result of the sale of its common stock and warrants. Subsequent to August 9, 2017, no additional cash proceeds had been received from the exercise of warrants sold in this offering, with approximately $2.2 million in gross warrant proceeds remaining outstanding and available to be exercised at $1.50 per share until their expiration in August 2022.

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

In May 2015, the SEC declared effective a shelf registration statement filed by the Company. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as the Company’s public float is less than $75 million. Pursuant to an exclusive placement agent agreement dated April 25, 2016 between the Company and H.C. Wainwright & Co., LLC, and a securities purchase agreement dated April 29, 2016 between the Company and the purchasers signatory thereto, a public offering of 1,662,191 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,163,526 shares of common stock was effected under this registration statement at a combined offering price of $3.00. All warrants sold in this offering have a per share exercise price of $3.90, are exercisable immediately and expire five years from the date of issuance. The estimated grant date fair value of these warrants of approximately $2.0 million was recorded as an offset to additional paid-in capital upon the closing of this offering. The closing of the sale of these securities to the purchasers occurred on May 4, 2016, pursuant to which the Company received, after deducting $0.7 million of costs directly associated with the offering that were recorded as an offset to additional paid-in capital under applicable accounting guidance, approximately $4.3 million of net cash proceeds. Subsequent to the closing of this offering on May 4, 2016, no warrants sold in this offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. Pursuant to an exclusive placement agent agreement dated March 28, 2017 between the Company and Roth Capital Partners, LLC as lead placement agent, and WestPark Capital and Chardan Capital as co-placement agents, a securities purchase agreement for a second offering of 4,320,000 shares of the Company’s common stock was effected under this registration statement at per share price of $2.15, which closed on March 31, 2017. In a concurrent private placement, the Company sold unregistered warrants to purchase up to an aggregate of 2,160,000 shares of the Company’s common stock that closed concurrently with the March 2017 offering of common stock sold pursuant the shelf registration statement, of which none have been subsequently exercised. All warrants sold in this offering have a per share exercise price of $2.50 and expire on October 1, 2022. The estimated grant date fair value of these warrants of approximately $2.8 million was recorded as an offset to additional paid-in capital upon the closing of this offering (see Note 4). At the closing of these sales on March 31, 2017, the Company received, after deducting $0.7 million of costs directly associated with the offering that were recorded as an offset to additional paid-in capital under applicable accounting guidance, approximately $8.6 million of net cash proceeds. In connection with the closing of the offering, the Company has agreed to certain contractual terms that limit its ability to issue variable rate securities for a period of one year following the closing of the offering, with certain exceptions. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

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

Pursuant to a common stock and warrant purchase agreement dated August 9, 2017 between the Company and Ally Bridge, an offering of 1,466,667 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,434,639 shares of common stock was effected at a combined offering price of $1.50 per unit for total gross proceeds to the Company of $2.2 million. Subsequent to the closing of this offering, no additional cash proceeds had been received from the exercise of warrants sold in this offering. As such, the total increase in capital as a result of the sale of the common stock and warrants has been approximately $2.0 million after deducting $0.2 million of associated costs incurred, which were offset against these proceeds under applicable accounting guidance.

4. Fair Value Measurement

The estimated fair value of the credit facility entered into with Oxford Finance LLC in April 2014, or the April 2014 Credit Facility, at September 30, 2017 approximated its carrying value, which was determined using a discounted cash flow analysis. The analysis considered interest rates of instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs.

Other Fair Value Measurements

As of the closing of the Company’s March 31, 2017 offering, the estimated grant date fair value of $1.31 per share associated with the warrants to purchase up to 2,160,000 shares of common stock issued in this offering, or a total of approximately $2.8 million, was recorded as an offset to additional paid-in capital, and was estimated using a Black-Scholes valuation model with the following assumptions:

Stock price	$2.13
Exercise price	$2.50
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.93%
Expected life (in years)	5.00
Expected volatility	80.0%

As of the closing of the Company’s August 9, 2017 offering, the estimated grant date fair value of $1.03 per share associated with the warrant to purchase up to 1,434,639 shares of common stock issued in this offering, or a total of approximately $1.5 million, was recorded as an offset to additional paid-in capital, and was estimated using a Black-Scholes valuation model with the following assumptions:

Stock price	$1.39
Exercise price	$1.50
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.81%
Expected life (in years)	5.00
Expected volatility	100.0%

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	September 30,
	2016	2017
Fixed Assets
Machinery and equipment	$2,728,468	$2,938,281
Furniture and office equipment	143,726	147,976
Computer equipment and software	620,582	1,526,482
Leasehold improvements	517,968	550,246
Financed equipment	1,559,690	1,922,418
Construction in process	169,896	7,481
Total fixed assets, gross	5,740,330	7,092,884
Less accumulated depreciation and amortization	(3,933,999)	(4,173,088)
Total fixed assets, net	$1,806,331	$2,919,796
Accrued Liabilities
Accrued interest	$20,776	$324,406
Accrued payroll	168,727	477,889
Accrued vacation	364,953	503,380
Accrued bonuses	422,868	625,682
Accrued sales commissions	77,844	48,390
Current portion of deferred rent	67,085	106,418
Accrued other	37,783	88,220
Total accrued liabilities	$1,160,036	$2,174,385

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

A warrant to purchase up to 17,655 shares of the Company’s common stock at an exercise price of $14.16 per share with a term of 10 years was issued to Oxford Finance LLC on April 30, 2014. Issuance costs of $102,498 associated with the term loan under the April 2014 Credit Facility were recorded as a discount to outstanding debt as of the closing date, resulting in net proceeds of $4,897,502. The estimated fair value of the warrant issued of $233,107 was also recorded as a discount to outstanding debt as of the closing date. The discounts and other issuance costs are amortized to interest expense utilizing the effective interest method over the underlying term of the loan, with total unamortized discounts of $78,408 and $54,405 remaining at December 31, 2016 and September 30, 2017, respectively. The effective annual interest rate associated with the April 2014 Credit Facility was 13.87% at both December 31, 2016 and September 30, 2017. As of September 30, 2017, total remaining principal payments of $498,132 and $1,201,409 were due under the April 2014 Credit Facility during the fiscal years ending December 31, 2017 and 2018, respectively.

7. Equipment Financings

The Company leases certain laboratory equipment under arrangements accounted for as capital leases and classified as equipment financings. The financed equipment is depreciated on a straight-line basis over periods ranging from 5 to 7 years. The total gross value of fixed assets capitalized under such financing arrangements was $1,559,690 and $1,922,418 at December 31, 2016 and September 30, 2017, respectively. Total accumulated depreciation related to financed equipment was approximately $525,000 and $681,000 at December 31, 2016 and September 30, 2017, respectively. Total depreciation expense related to financed equipment was approximately $40,000 and $52,000 for the three months ended September 30, 2016 and 2017, respectively. Total depreciation expense related to financed equipment was approximately $93,000 and $160,000 for the nine months ended September 30, 2016 and 2017, respectively. Fixed assets purchased totaling $362,729 during the nine months ended September 30, 2017 were recorded as equipment financings. The aggregate weighted average effective annual interest rate related to the equipment financings was 13.18% and 13.79% at December 31, 2016 and September 30, 2017, respectively, and the maturity dates on such outstanding arrangements range from June 2018 to September 2024.

The following schedule sets forth the remaining future minimum lease payments outstanding under financed equipment arrangements, as well as corresponding remaining sales tax and maintenance obligation payments that are expensed as incurred, due within each respective fiscal year ending December 31, as well as the present value of the total amount of remaining minimum lease payments, as of September 30, 2017:

		Maintenance
	Minimum	and Sales Tax
	Lease	Obligation
	Payments	Payments
2017	$79,763	$8,954
2018	338,273	58,355
2019	313,529	68,925
2020	277,291	54,768
2021	267,665	48,802
Thereafter	522,397	88,313
Total payments	1,798,918	328,117
Less amount representing interest	(544,210)	—
Present value of payments	$1,254,708	$328,117

At September 30, 2017, the present value of minimum lease payments due within one year was $304,585.

On September 15, 2017, and as amended on October 17, 2017, the Company executed an equipment financing commitment with a third-party lender for total proceeds to the Company of $150,848, which was funded by the lender on November 2, 2017. Under the terms of the amended equipment financing agreement, which was accounted for as a sale-leaseback transaction, fixed assets previously purchased by the Company with aggregate gross and net book values of approximately $167,000 and $156,000, respectively, were granted as a security interest to the third-party lender, with the principal balance plus annual interest of 10.24% to be repaid in 36 equal monthly installments through November 2020 for a total of $175,814.

8. Stock-Based Compensation

Equity Incentive Plans

The Company maintains two equity incentive plans: the Amended and Restated 2013 Equity Incentive Plan, or the 2013 Plan, and the 2007 Equity Incentive Plan, or the 2007 Plan. The 2013 Plan includes a provision that shares available for grant under the Company’s 2007 Plan become available for issuance under the 2013 Plan and are no longer available for issuance under the 2007 Plan. On July 25, 2016, the Company’s Board of Directors approved an amendment to the 2013 Plan to reserve 333,333 shares of the Company’s common stock exclusively for the grant of stock awards to employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules. At the Company’s annual meeting of stockholders held on May 2, 2017, the Company’s stockholders approved amendments to the 2013 Plan, which included an increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 2,500,000. As of September 30, 2017, under all plans, a total of 3,522,955 non-inducement shares were authorized for issuance, 2,712,157 non-inducement stock options and restricted stock units, or RSUs, were issued and outstanding, and 638,487 non-inducement shares were available for grant. As of September 30, 2017, a total of 333,333 inducement shares were authorized for issuance, 133,049 inducement stock options and RSUs were issued and outstanding, and 175,284 inducement shares were available for grant under the 2013 Plan.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2017 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2016	896,662	$8.80	8.5
Granted	1,711,196	$1.49
Exercised	—
Cancelled/forfeited/expired	(123,572)	$5.13	8.7
Outstanding at September 30, 2017	2,484,286	$3.93	8.9
Vested and unvested expected to vest at September 30, 2017	2,267,826	$4.16	8.8

The intrinsic values of options outstanding at December 31, 2016 and September 30, 2017 were zero and $5,507, respectively, and the intrinsic value of options vested and unvested expected to vest at September 30, 2017 was $4,951. The total weighted-average grant date fair value of the 229,501 stock options that vested during the nine months ended September 30, 2017 was $5.40.

The assumptions used in the Black-Scholes pricing model for stock options granted during the nine months ended September 30, 2017 were as follows:

Stock and exercise prices	$1.22 – $2.13
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.79% – 2.08%
Expected life (in years)	5.12 – 6.09
Expected volatility	70.0% - 90.0%

Using the assumptions described above, with stock and exercise prices being equal on date of grant, the weighted-average estimated fair value of options granted in the nine months ended September 30, 2017 was $1.03 per share.

On August 31, 2015, the Company’s Board of Directors approved the issuance of 33,333 performance stock options with an estimated grant date fair value of $4.40 per share and an exercise price of $6.03 per share to its Chief Executive Officer, or CEO, pursuant to the 2013 Plan. On February 29, 2016, the Company’s Board of Directors approved the issuance of 33,333 performance stock options with an estimated grant date fair value of $2.87 per share and an exercise price of $4.02 per share to its CEO pursuant to the 2013 Plan. Vesting of these stock options was based on the Company’s achievement of specified objectives by December 31, 2016 as determined by the Company’s Board of Directors or the Compensation Committee of the Board of Directors. During the nine months ended September 30, 2017, 6,333 of the performance stock options granted on August 31, 2015 and 10,000 of the performance stock options granted on February 29, 2016 were declared vested by the Company’s Board of Directors, and the remaining 50,333 shares underlying these awards were forfeited.

On July 25, 2016, the Company entered into an employment agreement with its new Chief Financial Officer, Senior Vice President of Operations and Secretary, or CFO. Pursuant to the terms of this employment agreement, on July 29, 2016 the CFO was granted inducement stock option awards with an exercise price of $1.95 per share to purchase up to (i) 66,666 shares of the Company’s common stock with an estimated grant date fair value of $1.45 per share, 25% of which vested on the one-year anniversary of the commencement of the CFO’s employment with the Company, and remainder of which vest in equal monthly amounts over the following three years, and (ii) 33,333 shares of the Company’s common stock with an estimated grant date fair value of $1.26 per share, which vested upon the Company’s achievement of specified corporate goals for 2016 and the consummation of a specified financing transaction. During the nine months ended September 30, 2017, 16,383 shares of the performance option award granted on July 29, 2016 were declared vested by the Company’s Board of Directors, and the remaining 16,950 shares underlying this award were forfeited.

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

Percentage of
Overall Performance Stock
Option Grant Subject to
Vesting
Target
Minimum revenue	20%
Cost of revenue reductions and improvements	15%
Increase cash generated from operations	15%
Minimum cash on-hand at December 31, 2017	15%
Minimum customer agreements, product licensing and product launch	20%
Implementation of new products and utility trials	15%
Total	100%

Restricted Stock

A summary of RSU activity for the nine months ended September 30, 2017 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2016	174,249	$2.68
Granted	350,000	$1.50
Vested and issued	(155,829)	$1.96
Forfeited	(7,500)	$2.12
Outstanding at September 30, 2017	360,920	$1.87
Vested and unvested expected to vest at September 30, 2017	301,420	$1.95

At September 30, 2017, the intrinsic values of RSUs outstanding and RSUs unvested and expected to vest were $443,932 and $370,747, respectively. Of the 360,920 RSUs outstanding at September 30, 2017, 10,920 are fully vested. On July 6, 2016, the Compensation Committee of the Company’s Board of Directors approved retention RSUs for an aggregate of 58,332 shares of common stock to three of the Company’s executive officers pursuant to the 2013 Plan, including retention RSUs for 25,000 shares of common stock to its CEO. Each of these retention RSUs has a grant date fair value of $1.86 per share for a grant date fair value of $108,498 to all three officers, in aggregate. These retention RSUs vested fully on the one-year anniversary of the date of grant, and were subject to continuing service by the holders of such RSUs. Pursuant to the terms of the Company’s employment agreement with its CFO dated July 25, 2016, the CFO was granted an inducement RSU award on July 29, 2016 covering 25,000 shares of the Company’s common stock with a grant date fair value of $1.95 per share, 100% of which vested on the one-year anniversary of the commencement of the CFO’s employment with the Company.

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

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statements of operations and comprehensive loss during the periods presented:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2017	2016	2017
Stock Options
Cost of revenues	$34,119	$59,720	$89,606	$133,105
Research and development expenses	28,189	53,405	87,153	121,834
General and administrative expenses	292,381	178,671	829,516	528,406
Sales and marketing expenses	51,924	40,181	91,164	100,327
Total expenses related to stock options	406,613	331,977	1,097,439	883,672
RSUs
Cost of revenues	14,918	20,417	16,834	58,717
Research and development expenses	14,131	20,418	15,583	57,490
General and administrative expenses	6,668	74,521	7,676	160,927
Sales and marketing expenses	22,939	28,355	27,447	71,343
Total stock-based compensation	$465,269	$475,688	$1,164,979	$1,232,149

Stock-based compensation expense was recorded net of estimated forfeitures of 0% - 8% per annum during the nine months ended September 30, 2016 and 2017. As of September 30, 2017, total unrecognized stock-based compensation expense related to unvested stock options and RSUs, adjusted for estimated forfeitures, was approximately $2,128,000 and is expected to be recognized over a weighted-average period of approximately 2.3 years.

9. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity for the nine months ended September 30, 2017 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2016	11,623,957	$1.93	4.6
Issued	3,594,639	$2.10
Exercised	(6,816,850)	$1.10
Expired	—	—
Outstanding at September 30, 2017	8,401,746	$2.68	4.2

All warrants outstanding at September 30, 2017 are exercisable, except for the 2,160,000 warrants issued on March 31, 2017, which first became exercisable for a five-year period commencing on October 1, 2017. The intrinsic value of equity-classified common stock warrants outstanding at September 30, 2017 was $378,337.

10. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three and-nine months ended September 30, 2016 and 2017, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the three and nine-months ended
	September 30,
	2016	2017
Preferred warrants outstanding (number of common stock equivalents)	529	529
Common warrants outstanding	1,896,826	8,401,746
RSUs outstanding	176,749	360,920
Common options outstanding	926,608	2,484,286
Total anti-dilutive common share equivalents	3,000,712	11,247,481

11. Commitments and Contingencies

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any legal proceedings or aware of any threatened legal proceedings that are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

In February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly amounts of $62,500 through May 2020. At September 30, 2017, a balance of $625,000 remained outstanding under this purchase commitment.

Payments totaling $328,117 for future sales tax and maintenance obligations associated with financed equipment were outstanding at September 30, 2017, which are expensed as incurred (see Note 7).

On September 15, 2017, and as amended on October 17, 2017, the Company executed an equipment financing commitment with a third-party lender for total proceeds to the Company of $150,848, under which the financing commitment was funded by the lender on November 2, 2017 (see Note 7).

12. Related Party Transactions

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received payments totaling $19,047 and $15,325 during the year ended December 31, 2016 and the nine months ended September 30, 2017, respectively, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement.

Pursuant to a sublease agreement dated March 30, 2015, the Company subleased 9,849 square feet, plus free use of an additional area, of its San Diego facility to an entity affiliated with the Company’s non-executive Chairman for $12,804 per month, with a refundable security deposit of $12,804 received from the subtenant. The initial term of the sublease expired on July 31, 2015, and was subject to renewal on a month-to-month basis thereafter. On February 1, 2017, the Company received notice from the subtenant terminating the sublease effective March 31, 2017. During the three months ended September 30, 2017, the total amount of the $12,804 security deposit previously received from the subtenant was applied against approximately $16,000 in additional rents owed as a result of the subtenant continuing to occupy the subleased areas beyond March 31, 2017, and the balance of approximately $3,200 due to the Company was waived. A total of $115,236 and $51,216 in rental income was recorded to other income/(expense) in the Company’s unaudited condensed statements of operations and comprehensive loss during the nine months ended September 30, 2016 and 2017, respectively.

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

13. Subsequent Events

On September 15, 2017, and as amended on October 17, 2017, the Company executed an equipment financing commitment with a third-party lender for total proceeds to the Company of $150,848, which was funded by the lender on November 2, 2017 (see Note 7).

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

Company Overview

We are an early stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or “liquid biopsy.” Our current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy at diagnosis, progression or for monitoring in order to identify specific resistance mechanisms. Often, traditional methodologies such as tissue biopsies are insufficient or unavailable to provide the molecular subtype information necessary for clinical decisions. Our assays have the potential to provide more contemporaneous information on the characteristics of a patient’s disease compared with traditional methodologies such as tissue biopsy and radiographic imaging. Additionally, commencing in October 2017, our pathology program initiative provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results, and is available to pathology practices and hospital systems throughout the United States. Further, our proprietary blood collection tubes, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world, are anticipated to be sold to laboratory supply distributor(s) commencing in 2018.

Our current assays and our planned future assays focus on key solid tumor indications utilizing our Target-SelectorTM liquid biopsy technology platform for the biomarker analysis of CTCs and ctDNA from a standard blood sample. Our patented Target-Selector CTC offering is based on an internally developed microfluidics-based cell capture and analysis platform, with enabling features that change how CTC testing is used by clinicians. Our patent pending Target-Selector ctDNA technology enables mutation detection with enhanced sensitivity and specificity, and is applicable to nucleic acid from ctDNA or other sample types, such as CTCs, bone marrow, or cerebrospinal fluid. Our Target-Selector CTC and ctDNA platforms provide both biomarker detection as well as monitoring capabilities, and require only a patient blood sample. We believe that our Target-Selector platform technology has the potential to be developed and commercialized as in vitro diagnostic (IVD) test kits, and we are currently pursuing this option.

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

Our revenue generating efforts are focused in three areas:

•	providing clinical testing that oncologists, pathologists and other physicians use in order to determine the best treatment plan for their patients;
•	providing clinical trial, research and development services to biopharmaceutical companies developing drug candidates to treat cancer; and
•	licensing our proprietary testing and/or technologies to partners in the United States and abroad.

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

Our lung cancer biomarker analysis offering currently includes FISH testing for ALK, ROS1, RET, MET and FGFR1 gene rearrangements, as well as analysis for the T790M, Deletion 19, and L858R mutations of the epidermal growth factor receptor, or EGFR gene, as well as BRAF, KRAS and NRAS. The L858R mutation of the EGFR gene and Exon 19 deletions as activators of EGFR kinase activity are associated with the use of the drugs Tarceva®, Gilotrif® and Iressa®. For lung cancer, we also offer a resistance profile assay consisting of the biomarkers MET, HER2 (both of which we perform using our technology for CTCs), KRAS, and T790M (both of which are performed using ctDNA in plasma). These assays can be used by physicians to identify the mechanism causing disease progression for patients with NSCLC who are being treated with tyrosine kinase inhibitor, or TKI, therapy and therefore may qualify patients for inclusion in a clinical trial. In November 2015, Tagrisso® was approved by the U.S. Food and Drug Administration, or FDA, providing another biomarker-based therapy for the treatment of patients with EGFR-related lung cancer. Tagrisso® is indicated for the treatment of patients with metastatic disease, who have progressed on or after EGFR TKI therapy, and who have acquired a T790M resistance mutation. Recently, the FDA approved the combination of Novartis' Tafinlar® (dabrafenib) and Mekinist® (trametinib) for the treatment of patients with metastatic NSCLC whose tumors express the BRAF V600E mutation, an FDA “breakthrough therapy” designation for patients who have received prior chemotherapy. This combination was approved in Europe for the same indication in March 2017. BRAF mutations, which appear in approximately 1-3% of NSCLC cases globally, are associated with Zelboraf® and Tafinlar® treatment, as these BRAF inhibitors are both approved for the treatment of patients with melanoma.

In September 2017, we launched our assay for mutations of the NRAS oncogene, which can be used to detect and monitor an actionable biomarker associated with multiple cancer types such as metastatic melanoma, colorectal and lung cancer. As a result, we now offer 15 CLIA-certified liquid biopsy tests utilizing our Target-Selector platform to determine the status of key cancer biomarkers listed in the National Comprehensive Cancer Network Guidelines®. Our NRAS assay combines our proprietary switch blocker technology for improved mutation detection with next generation sequencing, resulting in ultra-high sensitivity.

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

We plan to release additional blood-based biomarker assays, such as those that test for ESR1, to our current menu of liquid biopsy assays using blood samples. In addition, we plan to complete the development and offer multiplexed biomarker tests, which will allow the detection and quantitative monitoring of multiple biomarkers in a single assay.

In August 2017, we announced that we had executed a distribution agreement for our proprietary blood collection tubes with VWR International, LLC which can preserve intact cells (such as CTCs) for up to 96 hours and ctDNA for up to 8 days, allowing for the intact transport of RUO liquid biopsy samples from regions around the world.

In October 2017, we launched our Pathology Partnership initiative, expanding access of our proprietary liquid biopsy testing to community pathologists and hospitals throughout the United States. The aim of this program is to incorporate community pathologists into the review of biomarkers found in liquid biopsy for patients diagnosed with cancer. Pathologists are now enabled to interpret our liquid biopsy results locally, while patient specimens will continue to be sent to us for processing in our CLIA-certified, CAP-accredited high complexity laboratory.

Pharmaceutical and Research Collaborations

We continue to execute on our strategies intended to expand our business globally, as well as to engage with pharmaceutical companies on clinical trials and assay development. We have preferred provider agreements in place in Mexico with Quest Diagnostics to support testing for a large pharmaceutical company partner. In addition, we have distribution agreements in place in Mexico, Uruguay, Turkey, the Czech Republic, the Philippines, Lebanon, Columbia, Israel and Canada.

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

In August 2017, we entered into a clinical study agreement with the University of Texas Southwestern Medical Center. Led by recognized oncologist and ALK alteration researcher, Dr. Saad Khan, the study is designed to evaluate the clinical utility of our Target-Selector platform for patients diagnosed with ALK-positive NSCLC and treated with ALK-inhibitor therapy. A second arm of the study will evaluate patients with rare cancers such as anaplastic thyroid cancer to determine if driver mutations such as ALK rearrangements can be identified and treated with targeted therapy to improve patient outcomes.

In October 2017, we entered into a promotion and marketing agreement with Miraca Life Sciences, Inc., or Miraca Life Sciences, to market our Target-Selector liquid biopsy tests and services to community-based oncologists and hematologists in specified sales territories in the United States. Based on the agreement, Miraca Life Sciences’ sales professionals will promote our liquid biopsy tests to both their existing and new clinician clients in the designated sales territories, with the potential to expand the agreement to additional territories in the future. All tests will be performed in our CLIA-certified CAP-accredited laboratory.

Provider Agreements

In January 2017, we announced that we had secured an in-network provider agreement with Blue Cross Blue Shield of Texas, the largest provider of health benefits in Texas. In addition, we entered into a national master business agreement with the Blue Cross Blue Shield Association, a not-for-profit trade association that provides multiple services for its 38-member Blue Cross and Blue Shield health plan companies across the U.S., including forming national strategic vendor partnerships. We were selected by the Blue Cross Blue Shield Association based on a rigorous request-for-proposal progress. This agreement establishes pricing for our Target-Selector liquid biopsy testing service through the Blue Cross Blue Shield Association’s group purchasing organization, CareSourcing Workgroup. The pricing offered by the CareSourcing Workgroup group purchasing organization is available to those Blue Cross and Blue Shield member health plans that have, or may seek, in-network agreements with us.

In June 2017, we entered into a participating provider agreement with MediNcrease Health Plans, LLC and a preferred provider agreement with Scripps Health Plan Services, Inc., both establishing pricing for our Target-Selector liquid biopsy testing service.

We are currently contracted with nine preferred provider organization networks, two large health plans, and five regional independent physician associations, and expect to continue to gain contracts in order to be considered as an “in-network” provider with additional plans.

Patents and Technology

We have issued patents with broad claims covering our blood collection tube, antibody cocktail approach, microchannel, and CTC detection methodologies. In addition to issuance of patents in the U.S., we have patents for our proprietary microchannel in China, Korea, Europe, Hong Kong, and Japan, and for our antibody cocktail in Australia, Europe, and Japan. Our patent estate continues to evolve, and in addition to the broad patent estate around our CTC platform, we expect issuances of multiple patents for our novel switch blocker technology in the near future, solidifying our proprietary enrichment methodology for detecting ctDNA with very high sensitivity. Our CTC platform patents were filed from 2005 through 2012, and we expect to have patent protection into the 2030’s. Our patents and applications cover not only cancer as a target, but also prenatal and other rare cells of interest. Recently allowed patents in the U.S. cover the capture of “any target of interest on any solid surface” using our antibody capture approach. The patent for our proprietary specimen collection tubes expire in 2031.

As of October 2017, we owned 20 issued patents and 26 patents pending related to our current technologies. Of these, 7 are issued and 5 are pending patents in the U.S., while 13 are issued and 22 are pending patents in non-U.S. territories. Separately, we also own 7 issued patents related to our earlier microarray and cell analysis technology.

Results of Operations

Three Months Ended September 30, 2016 and 2017

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three months ended September 30,		Change
	2016	2017	$	%
(dollars in thousands)
Net revenues	$1,047	$1,111	$64	6%
Cost of revenues	1,876	2,487	611	33%
Research and development expenses	601	857	256	43%
General and administrative expenses	1,919	1,834	(85)	(4%)
Sales and marketing expenses	1,278	1,676	398	31%
Loss from operations	(4,627)	(5,743)	(1,116)	24%
Interest expense	(154)	(88)	66	(43%)
Other income	38	13	(25)	(66%)
Loss before income taxes	(4,743)	(5,818)	(1,075)	23%
Income tax expense	—	(3)	(3)	0%
Net loss	$(4,743)	$(5,821)	$(1,078)	23%

Net Revenues

Net revenues were approximately $1,111,000 for the three months ended September 30, 2017, compared with approximately $1,047,000 for the same period in 2016, an increase of $64,000, or 6%. Of the $1,111,000 of revenues recognized during the three months ended September 30, 2017, $1,009,000 related to revenues recognized on an accrual basis, while $102,000 related to revenues recognized upon the receipt of cash, as compared to the same period in 2016 when $72,000 of revenues were recognized on an accrual basis and $975,000 of revenues were recognized upon the receipt of cash. During the three months ended March 31, 2017, we converted from cash-based revenue recognition for our commercial revenues to accrual-based revenue recognition. As a result of the change to accrual-based revenue recognition, we recognized incremental revenue of $125,000 during the three months ended September 30, 2017, which represents the total amount of net revenue recorded in excess of the amount of commercial cash collections. Cash collections on commercial cases increased $119,000 during the three months ended September 30, 2017 compared to the same period in 2016, after considering an estimated $175,000 in collections received during the three months ended September 30, 2016 that had been delayed until improvements in billing and collection timeliness and effectiveness were implemented, whereby total cash collections on commercial cases were $919,000 during the three months ended September 30, 2017 as compared to $975,000 during the same period in 2016, a net decrease of $56,000. Additionally, there was a $5,000 decrease in development services revenues during the three months ended September 30, 2017 as compared to the same period in 2016.

These results reflect the impact on sales and volume from the hurricanes in Texas and Florida, as well as the earthquake in Mexico City, all of which occurred during the three months ended September 30, 2017. In addition, there were 2 less sales days in three months ended September 30, 2017 as compared to the same period in 2016. We believe these factors negatively impacted our reported volume during the three months ended September 30, 2017 by approximately 15 to 20%. The net estimated revenue per commercial accession delivered was approximately $945 during the three months ended September 30, 2017, based on 997 commercial accessions delivered and approximately $942,000 in corresponding commercial accrual-based revenues during that period. The following table sets forth certain information regarding commercial accessions received during the three months ended September 30, 2016 and 2017:

	Three months ended September 30,		Change
	2016	2017	# / $	%
# Commercial accessions received	1,023	1,009	(14)	(1%)
$ Value estimated per commercial accession received	$1,012	$1,035	$23	2%

The following table sets forth certain information regarding development services accessions delivered during the three months ended September 30, 2016 and 2017:

	Three months ended September 30,		Change
	2016	2017	#	%
# Development services cases delivered	155	178	23	15%
$ Value estimated per development services accession delivered	$463	$379	$(84)	(18%)

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $2,487,000 for the three months ended September 30, 2017, compared with approximately $1,876,000 for the three months ended September 30, 2016, an increase of $611,000, or 33%. The increase was primarily attributable to an increase of $446,000 in personnel and travel costs mainly related to higher assay volume as the average number of full-time laboratory and manufacturing employees increased from an average of 25 full-time employees during the three months ended September 30, 2016 to 41 full-time employees during the same period in 2017, as we created excess laboratory accession throughput capacity of approximately 31% as of September 30, 2017 in advance of an anticipated increase in accession volumes resulting from our expanded sales force and pathology partnership initiative. Additionally, there was an increase of $177,000 in depreciation expense, computer equipment, software amortization, and allocated information technology and facility charges as we implemented our pathology partnership initiative, invest in upgrading our laboratory equipment and information system and maintaining our facility, as well as an increase of $55,000 in consulting and other third-party service provider costs associated with higher assay volume, were partially offset by a decrease associated with greater laboratory costs charged to research and development of approximately $64,000.

Research and Development Expenses. Research and development expenses were approximately $857,000 for the three months ended September 30, 2017, compared with approximately $601,000 for the three months ended September 30, 2016, an increase of $256,000, or 43%. The increase was primarily attributable to an increase of $136,000 in higher personnel and travel costs as the average headcount in our research and development function increased to 13 full-time employees during the three months ended September 30, 2017 from 10 full-time employees during the same period in 2016, as we focus on the development and deployment of next generation sequencing, support and implementation of data-intensive laboratory processes, and new product validations. Additionally, there was a $64,000 increase associated with greater laboratory costs charged to research and development during the three months ended September 30, 2017 as compared to the same period in 2016, $32,000 in materials and other costs associated with research and development activities, and $24,000 in computer equipment, software and laboratory equipment preventative maintenance costs.

General and Administrative Expenses. General and administrative expenses were approximately $1,834,000 for the three months ended September 30, 2017, compared with approximately $1,919,000 for the three months ended September 30, 2016, a decrease of $85,000, or 4%. The decrease was primarily due to a decrease of $98,000 in third-party billing provider costs resulting from bringing our billing function in-house in April 2017, as well as decreases of $46,000 in stock-based compensation expense, $44,000 in legal patent costs, $29,000 in allocated facilities costs, and $23,000 in directors and officers insurance premiums. These decreases were partially offset by an increase of $92,000 in non-stock-based compensation personnel and travel costs as the average headcount included in the general and administrative function rose from 9 full-time employees during the three months ended September 30, 2016 to 14 full-time employees during the same period in 2017, primarily resulting from bringing our billing function in-house in April 2017, as well as an increase of $70,000 in consulting and other third-party service provider costs supporting expanded commercial and strategic activities.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1,676,000 for the three months ended September 30, 2017, compared with approximately $1,278,000 for the three months ended September 30, 2016, an increase of $398,000, or 31%. The increase was primarily attributable to an increase of $454,000 in personnel and travel costs as the average headcount included in the sales and marketing function rose from 15 full-time employees during the three months ended September 30, 2016 to 25 full-time employees during the same period in 2017 as we expanded our sales force, as well as increases associated with expanded commercial activities of $18,000 in marketing materials, trade show and conference costs and $15,000 in computer equipment and other office expenses, partially offset by a decrease of $90,000 in third-party service provider and consulting costs.

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

Nine Months Ended September 30, 2016 and 2017

The following table sets forth certain information concerning our results of operations for the periods shown:

	Nine months ended September 30,		Change
	2016	2017	$	%
(dollars in thousands)
Net revenues	$1,932	$4,073	$2,141	111%
Cost of revenues	5,021	6,985	1,964	39%
Research and development expenses	2,045	2,456	411	20%
General and administrative expenses	4,923	5,539	616	13%
Sales and marketing expenses	3,875	4,701	826	21%
Loss from operations	(13,932)	(15,608)	(1,676)	12%
Interest expense	(393)	(385)	8	(2%)
Other income	115	51	(64)	(56%)
Loss before income taxes	(14,210)	(15,942)	(1,732)	12%
Income tax expense	(2)	(5)	(3)	2
Net loss	$(14,212)	$(15,947)	$(1,735)	12%

Net Revenues

Net revenues were approximately $4,073,000 for the nine months ended September 30, 2017, compared with approximately $1,932,000 for the same period in 2016, an increase of $2,141,000, or 111%. Of the $4,073,000 of revenues recognized during the nine months ended September 30, 2017, $2,915,000 related to revenues recognized on an accrual basis, while $1,158,000 related to revenues recognized upon the receipt of cash, as compared to the same period in 2016 when $170,000 of revenues were recognized on an accrual basis and $1,762,000 of revenues were recognized upon the receipt of cash. During the three months ended March 31, 2017, we converted from cash-based revenue recognition for our commercial revenues to accrual-based revenue recognition. As a result of the change to accrual-based revenue recognition, we recognized total nonrecurring revenue of $839,000 during the nine months ended September 30, 2017, which represents the estimated value of net accounts receivable at December 31, 2016 that was recognized as revenue in the current period presented, and the incremental revenue recorded as a result of the change was $1,042,000, which represents the total amount of net revenue recorded in excess of the amount of commercial cash collections.

Total cash collections for commercial cases were $2,820,000 during the nine months ended September 30, 2017 as compared to $1,762,000 during the same period in 2016, an increase of $1,058,000 owed primarily to improvements in billing and collection timeliness and effectiveness, as well as increases in accession volume and the expected value per accession received prior to and during the nine months ended September 30, 2017 as compared to the same period in 2016. The net estimated revenue per commercial accession delivered since converting from cash-based revenue recognition to accrual-based revenue recognition on March 31, 2017 and through September 30, 2017 was approximately $990, based on 1,998 commercial accessions delivered and approximately $1,978,000 in corresponding commercial accrual-based revenues during that period. The $1,042,000 in incremental net revenue recognized was primarily related to an increase in the expected value per accession received prior to and during the nine months ended September 30, 2017 as compared to the same period in 2016, as well as the increasing commercial case volumes received, as follows:

	Nine months ended September 30,		Change
	2016	2017	# / $	%
# Commercial accessions received	2,727	2,947	220	8%
$ Value estimated per commercial accession received	$962	$1,098	$136	14%

Additionally, there was a $41,000 increase in development services revenues during the nine months ended September 30, 2017 as compared to the same period in 2016, which was primarily related to increasing development services case volumes delivered, as follows:

	Nine months ended September 30,		Change
	2016	2017	#	%
# Development services cases delivered	378	575	197	52%
$ Value estimated per development services accession delivered	$450	$368	$(82)	(18%)

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $6,985,000 for the nine months ended September 30, 2017, compared with approximately $5,021,000 for the nine months ended September 30, 2016, an increase of $1,964,000, or 39%. The increase was primarily attributable to an increase of $1,287,000 in personnel and travel costs mainly related to higher assay volume as the average number of full-time laboratory and manufacturing employees increased from 24 full-time employees during the nine months ended September 30, 2016 to 39 full-time employees during the same period in 2017, as we created excess laboratory accession throughput capacity of approximately 31% as of September 30, 2017 in advance of an anticipated increase in accession volumes resulting from our expanded sales force and pathology partnership initiative. Additionally, there was an increase of $436,000 in depreciation expense, computer equipment, software amortization, and allocated information technology and facility charges as we implemented our pathology partnership initiative, invest in upgrading our laboratory equipment and information system and maintaining our facility, as well as increases of $147,000 in materials, shipping and other direct costs and $105,000 in third-party service provider and consulting costs associated with higher assay volume.

Research and Development Expenses. Research and development expenses were approximately $2,456,000 for the nine months ended September 30, 2017, compared with approximately $2,045,000 for the nine months ended September 30, 2016, an increase of $411,000, or 20%. The increase was primarily attributable to an increase of $245,000 in higher personnel and travel costs as the average headcount in our research and development function increased to 12 full-time employees during the nine months ended September 30, 2017 from 10 full-time employees during the same period in 2016, as we focus on the development and deployment of next generation sequencing, support and implementation of data-intensive laboratory processes, and new product validations. Additionally, there were increases of $93,000 in materials and other costs associated with research and development activities during the three months ended September 30, 2017 as compared to the same period in 2016, $40,000 in computer equipment, software and laboratory equipment preventative maintenance costs, and $23,000 in allocated facilities charges.

General and Administrative Expenses. General and administrative expenses were approximately $5,539,000 for the nine months ended September 30, 2017, compared with approximately $4,923,000 for the nine months ended September 30, 2016, an increase of $616,000, or 13%. The increase was primarily due to an increase of $628,000 in non-stock-based compensation personnel costs and travel expenses as the average headcount included in the general and administrative function rose from 8 full-time employees during the nine months ended September 30, 2016 to 12 full-time employees during the same period in 2017, primarily resulting from bringing our billing function in-house in April 2017. Additionally, there was an increase of $226,000 in third-party service provider and consulting fees associated with increased commercial and strategic activities and our expanded investor relations function during the nine months ended September 30, 2017, an increase of $64,000 in computer equipment, office expenses, and other general and administrative costs associated with increased commercial and strategic activities, as well as an increase of $40,000 in legal and independent accountant and audit fees, which were partially offset by decreases of $148,000 in stock-based compensation expense, $134,000 in directors and officers insurance costs, and $52,000 in third-party billing provider costs resulting from bringing our billing function in-house in April 2017.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $4,701,000 for the nine months ended September 30, 2017, compared with approximately $3,875,000 for the nine months ended September 30, 2016, an increase of $826,000, or 21%. The increase was primarily attributable to an increase of $807,000 in personnel and travel costs as the average headcount included in the sales and marketing function rose from 15 full-time employees during the nine months ended September 30, 2016 to 21 full-time employees during the same period in 2017 as we expanded our sales force, an increase of $72,000 in computer equipment, allocated information technology costs, shipping and other office expenses associated with expanded commercial activities, as well as an increase of $43,000 in marketing materials, trade show and conference costs, which were partially offset by a decrease of $96,000 in third-party service provider and consulting fees.

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

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Nine months ended September 30,
	2016	2017
(dollars in thousands)
Cash provided by/ (used in):
Operating activities	$(11,257)	$(13,897)
Investing activities	(391)	(1,055)
Financing activities	3,506	16,222
Net increase/ (decrease) in cash	$(8,142)	$1,270

Cash Used in Operating Activities. Net cash used in operating activities was $13.9 million for the nine months ended September 30, 2017, compared to net cash used in operating activities of $11.3 million for nine months ended September 30, 2016. The net increase of $2.6 million in cash used was primarily related to an increase of $1.7 million in cash used to fund our net loss, as well as a net decrease of $1.1 million in cash provided by operating assets and liabilities, partially offset by a $0.2 million increase in non-cash depreciation and amortization, inventory reserve, interest and stock-based compensation expenses.

Cash Used in Investing Activities. Net cash used in investing activities of approximately $1,055,000 and $391,000 during the nine months ended September 30, 2017 and 2016, respectively, was related to purchases of fixed assets.

Cash Provided by Financing Activities. Net cash provided by financing activities was $16.2 million for the nine months ended September 30, 2017, compared to net cash provided by financing activities of $3.5 million for the nine months ended September 30, 2016. Our primary sources of cash from financing activities during the nine months ended September 30, 2017 consisted of $8.6 million and $2.0 million in net proceeds from our offerings in March 2017 and August 2017, respectively, as well as proceeds of $7.5 million from the exercise of common stock warrants sold in our offering in October 2016, which were partially offset by $1.9 million of principal payments made on indebtedness. Our primary sources of cash from financing activities during the nine months ended September 30, 2016 related to $4.3 million in net proceeds from our offering in May 2016 as well as $0.5 million in net proceeds received from the sale of common stock to Aspire Capital, which were partially offset by $1.3 million of principal payments made on indebtedness.

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

As of September 30, 2017, our cash totaled $5.9 million, and our outstanding net indebtedness totaled $3.3 million. While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. Management expects that we will need additional financing to execute on our current or future business strategies beyond December 2017.

Subsequent to the closing of a follow-on offering in February 2015, cash proceeds of approximately $9.8 million have been received from the exercise of warrants sold in that offering, while approximately $2.7 million in gross warrant proceeds remain outstanding and available to be exercised at $4.68 per share until their expiration in February 2020.

In May 2015, the SEC declared effective a shelf registration statement filed by us. The shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as our public float is less than $75 million. Pursuant to an exclusive placement agent agreement dated April 25, 2016 between us and H.C. Wainwright & Co., LLC, or Wainwright, and a securities purchase agreement dated April 29, 2016 between us and the purchasers signatory thereto, we received approximately $4.3 million of net cash proceeds upon the sale of our common stock and warrants to purchase our common stock. Subsequent to the closing of this offering on May 4, 2016, no warrants sold in this offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. Pursuant to an exclusive placement agent agreement dated March 28, 2017 between us and Roth Capital Partners, LLC as lead placement agent, and WestPark Capital and Chardan Capital as co-placement agents, a securities purchase agreement for an offering of 4,320,000 shares of our common stock was effected under this registration statement at a per share price of $2.15. In a concurrent private placement, we sold unregistered warrants to purchase up to an aggregate of 2,160,000 shares of our common stock that closed concurrently with the offering common stock sold pursuant to this shelf registration statement, of which none have been subsequently exercised. All warrants sold in this offering have a per share exercise price of $2.50 and expire on October 1, 2022. The closing of the sale of these securities to the purchasers occurred on March 31, 2017, when we received approximately $8.6 million of net cash proceeds. In connection with the closing of this offering, we have agreed to certain contractual terms that limit our ability to issue variable rate securities for a period of one year following the closing of this offering, with certain exceptions. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

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

We expect that we will need additional financing to execute on our current or future business strategies. Until we can generate significant cash from operations, including assay revenues, we expect to continue to fund operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time, subject to certain restrictions that apply for so long as our public float is less than $75 million. In connection with our offering in March 2017, we have agreed to certain contractual terms that limit our ability to issue variable rate securities for a period of one year, subject to certain exceptions. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

•	our ability to secure financing and the amount thereof;
•	the costs of operating and enhancing our laboratory facilities;
•	the costs of developing our anticipated internal sales and marketing capabilities;
•	the scope, progress and results of our research and development programs, including clinical utility studies;
•	the scope, progress, results, costs, timing and outcomes of the clinical utility studies for our diagnostic assays;
•	our ability to manage the costs for manufacturing our microfluidic channels;
•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	our ability to obtain adequate reimbursement from governmental and other third-party payers for our assays and services;
•	the costs of additional general and administrative personnel, including accounting and finance, legal and human resources, as a result of becoming a public company;
•	our ability to collect revenues; and
•	other risks discussed in our other filings with the SEC.

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

The estimates of amounts that will ultimately be realized from commercial diagnostic services require significant judgment by management. Patients do not enter into direct agreements with us that commit them to pay any portion of the cost of the tests in the event that they have not met their annual deductible limit under their insurance policy, if any, or if their insurance otherwise declines to reimburse us. Adjustments to the estimated payment amounts are recorded at the time of final collection and settlement of each transaction as an adjustment to commercial revenue. The estimation process used to determine third-party payer discounts and sales allowance has been applied on a consistent basis since March 31, 2017, and no significant subsequent adjustments have been necessary to increase or decrease these discounts and allowances as a result of changes in underlying estimates.

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

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained elsewhere in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 28, 2017.

Risks Relating to Our Financial Condition and Capital Requirements

*We are an early stage molecular oncology diagnostics company with a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability.

We have historically incurred substantial net losses, including net losses of $18.4 million for the year-ended December 31, 2016 and $15.9 million for the nine month period ended September 30, 2017, and we have never been profitable. At September 30, 2017, our accumulated deficit was approximately $189.6 million. Before 2008, we were pursuing a business plan relating to fetal genetic disorders and other fields, all of which were unrelated to cancer diagnostics. The portion of our accumulated deficit that relates to the period from inception through December 31, 2007 is approximately $66.5 million.

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

We expect to continue to incur losses for the foreseeable future and will have to raise additional capital to fund our planned operations and to meet our long-term business objectives. As a result, there is substantial doubt about our ability to continue as a going concern unless we are able to successfully raise additional capital. Until we can generate significant cash from operations, including product and assay revenues, we expect to continue to fund our operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. Failure to raise additional capital in sufficient amounts would significantly impact our ability to continue as a going concern. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.

*An event of default under our credit facility may have a material adverse effect on our financial condition.

On April 30, 2014, we borrowed $5.0 million pursuant to the terms of a credit facility, or the April 2014 Credit Facility, with Oxford Finance LLC, or Oxford. At September 30, 2017, a principal balance of approximately $1.7 million was outstanding and due within one year under the April 2014 Credit Facility. The April 2014 Credit Facility includes events of default, the occurrence and continuation of which provide Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the loans under the April 2014 Credit Facility, including foreclosure against our properties securing the April 2014 Credit Facility, including our cash. These events of default include, among other things, our failure to pay any amounts due under the April 2014 Credit Facility, a breach of covenants under the April 2014 Credit Facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250,000, and a final judgment against us in an amount greater than $250,000.

Accordingly, the occurrence of an event of default under our April 2014 Credit Facility, unless cured or waived, may have a material adverse effect on our results of operations.

Risks Relating to Our Business and Strategy

*If we are unable to increase sales of our current products and assays or successfully develop and commercialize other products and assays, our revenues will be insufficient for us to achieve profitability.

We currently derive substantially all of our revenues from sales of diagnostic assays. We began offering our assays through our Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified, CAP accredited, and state-licensed laboratory in 2014. Additionally, our proprietary blood collection tubes, or BCTs, which allow for the intact transport of liquid biopsy samples for RUO from regions around the world, are anticipated to be sold to laboratory supply distributor(s) commencing in 2018. We are in varying stages of research and development for other products and diagnostic assays that we may offer. If we are unable to increase sales of our existing products and diagnostic assays or successfully develop and commercialize other products and diagnostic assays, we will not produce sufficient revenues to become profitable.

*If we are unable to execute our sales and marketing strategy for our products and diagnostic assays and are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our business.

We are an early stage molecular oncology diagnostics company and have engaged in only limited sales and marketing activities for the diagnostic assays we currently offer through our CLIA-certified, CAP accredited, and state-licensed laboratory. To date, our revenue has been insufficient to fund operations.

Although we believe that our current assays and our planned future assays, as well as our BCT product, represent a promising commercial opportunity, our products or assays may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market for our products and diagnostic assays and build that market through physician education, awareness programs and the publication of clinical trial results. Gaining acceptance in medical communities requires, among other things, publication in leading peer-reviewed journals of results from studies using our current products and assays and/or our planned future products and assays. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals would limit the adoption of our current products and assays and our planned future products and assays.

Our ability to successfully market the products and diagnostic assays that we have developed, and may develop in the future, will depend on numerous factors, including:

•	conducting clinical utility studies of such assays in collaboration with key thought leaders to demonstrate their use and value in important medical decisions such as treatment selection;
•	whether our current or future partners, vigorously support our offerings;
•	the success of our sales force;
•	whether healthcare providers believe such diagnostic assays provide clinical utility;
•	whether the medical community accepts that such diagnostic assays are sufficiently sensitive and specific to be meaningful in patient care and treatment decisions;
•	our ability to continually source raw materials, BCTs, shipping kits and other products that we sell or consume in our manufacturing process that are of sufficient quality and supply;
•	our ability to continue to fund planned sales and marketing activities; and
•

whether private health insurers, government health programs and other third-party payers will adopt liquid biopsy-based assays in their guidelines, or cover such diagnostic assays and, if so, whether they will adequately reimburse us.

Failure to achieve widespread market acceptance of our current products and assays, as well as our planned future products and assays, would materially harm our business, financial condition and results of operations.

*If we cannot develop products and assays to keep pace with rapid advances in technology, medicine and science, our operating results and competitive position could be harmed.

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. Several new cancer drugs have been approved, and a number of new drugs in clinical development may increase patient survival time. There have also been advances in methods used to identify patients likely to benefit from these drugs based on analysis of biomarkers. We must continuously develop new products and diagnostic assays and enhance any existing products and assays to keep pace with evolving standards of care. Our current products and assays and our planned future products and assays could become obsolete unless we continually innovate and expand them to demonstrate benefit in the diagnosis, monitoring or prognosis of patients with cancer. New cancer therapies typically have only a few years of clinical data associated with them, which limits our ability to develop products and diagnostic assays based on, for example, biomarker analysis related to the appearance or development of resistance to those therapies. If we cannot adequately demonstrate the applicability of our current products and assays and our planned future products and assays to new treatments, by incorporating important biomarker analysis, sales of our products and assays could decline, which would have a material adverse effect on our business, financial condition and results of operations.

*If our current products and assays and our planned future products and assays do not continue to perform as expected, our operating results, reputation and business will suffer.

Our success depends on the market’s confidence that we can continue to provide reliable, high-quality products and assay results. We believe that our customers are likely to be particularly sensitive to product or assay defects and errors. As a result, the failure of our current or planned future products or assays to perform as expected, including with respect to our assays our ability to maintain the sensitivity, specificity, concordance or reproducibility of such assays, would significantly impair our reputation and the public image of our products and cancer assays, and we may be subject to legal claims arising from any defects or errors.

*If our sole laboratory facility becomes damaged or inoperable, or we are required to vacate the facility, our ability to sell and provide our products and diagnostic assays and pursue our research and development efforts may be jeopardized.

We currently derive our revenues from our diagnostic assays conducted in our CLIA-certified, CAP accredited, and state-licensed laboratory. We do not have any clinical reference laboratory facilities other than our facility in San Diego, California. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquake, flooding and power outages, which may render it difficult or impossible for us to sell our products or perform our diagnostic assays for some period of time. The inability to sell our current or planned future products, or to perform our current assays and our planned future assays, or the backlog of assays that could develop if our facility is inoperable for even a short period of time, may result in the loss of customers or harm to our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our research and development work could be costly and time-consuming to repair or replace.

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

*If we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenues or achieve and sustain profitability.

Our principal competition comes from mainstream diagnostic methods, used by pathologists and oncologists and other physicians for many years, which focus on tumor tissue analysis. The methods or behavior of oncologists and other physicians may be difficult to change regarding the use of our CTC and ctDNA assays, including molecular diagnostic assays, in their practices in conjunction with or instead of tissue biopsies and analysis. In addition, companies offering capital equipment, BCTs, and kits or reagents to local pathology laboratories or laboratory supply distributors represent another source of potential competition. These kits are used directly by the pathologist, which can facilitate adoption. Historically, we have focused our marketing and sales efforts on medical oncologists rather than pathologists, although commencing in October 2017, our technical component/technical component offering provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results, and is available to pathology practices and hospital systems throughout the United States.

We also face competition from companies that offer products or are conducting research to develop products for CTC or ctDNA assays in various cancers. CTC and ctDNA products and assays represent a new area of science and we cannot predict what products or assays others will develop that may compete with or provide results similar or superior to the results we are able to achieve with the products or assays we develop. Competitors include but are not limited to companies such as Atossa, Qiagen, Roche, Trovagene,

Guardant, Cancer Genetics, Alere (Adnagen), Illumina, Grail, Apocell, EPIC Sciences, Clearbridge Biomedics, Biodesix, Thermo Fisher Scientific, Foundation Medicine, Neogenomics, Cynvenio Biosystems, Genomic Health, Fluxion Biosciences, RareCells, ScreenCell and Silicon Biosystems. Some of these groups, in addition to operating research and development laboratories, are establishing CLIA-certified testing laboratories while others are focused on selling equipment and reagents.

There are a number of companies which are focused on the oncology diagnostic market, such as Agendia and Genoptix, who while not currently offering CTC or ctDNA assays are selling to the medical oncologists and pathologists and could develop or offer CTC or ctDNA assays. Large laboratory services companies such as Quest and LabCorp provide more generalized cancer diagnostic assays and testing but could also offer a CTC or ctDNA assay service. Companies like Abbott, Danaher, Qiagen, Thermo Fisher Scientific and others could develop equipment or reagents in the future as well. Currently, companies like Streck, Roche and Biomatrica offer BCTs, and in the future, companies like Covidien, Beckton Dickinson, Thermo Fisher, and other large medical device companies may develop BCTs as well.

Some of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex assays that payers, pathologists and oncologists and other physicians could view as functionally equivalent to our current or planned future assays, which could force us to lower the list price of our assays and impact our operating margins and our ability to achieve and maintain profitability. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians or medical providers to provide specialized products or diagnostic assays similar to ours in a more patient-friendly, efficient or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, we may be unable to increase or create market acceptance and sales of our current or planned future products or assays, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability.

We expect that biopharmaceutical companies will increasingly focus attention and resources on the personalized cancer diagnostic sector as the potential and prevalence of molecularly targeted oncology therapies approved by the FDA along with companion diagnostics increases. For example, the FDA has approved three such agents: Xalkori® from Pfizer Inc. along with its companion anaplastic lymphoma kinase FISH test from Abbott Laboratories, Inc., Zelboraf® from Daiichi-Sankyo/Genentech/Roche along with its companion BRAF kinase V600 mutation test from Roche Molecular Systems, Inc. and Tafinlar® from GlaxoSmithKline along with its companion BRAF kinase V600 mutation test from bioMerieux. Since companion diagnostic tests are part of FDA labeling, non-FDA cleared tests such as ours would be considered an off-label use and this may limit our access to this market segment.

Additionally, projects related to cancer diagnostics and particularly genomics have received increased government funding, both in the United States and internationally. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and that these products may compete with ours. In addition, competitors may develop their own versions of our current or planned future products or assays in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their product or assay by physicians or patients in other countries.

*We expect to continue to incur significant expenses to develop and market products and diagnostic assays, which could make it difficult for us to achieve and sustain profitability.

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. For the year ended December 31, 2016, our research and development expenses were $2.7 million and our sales and marketing expenses were $5.1 million. For the nine months ended September 30, 2017, our research and development expenses were $2.5 million and our sales and marketing expenses were $4.7 million. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current products and assays and our planned future products and assays, continue to establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products and assays. As a result, we need to generate significant revenues in order to achieve sustained profitability.

*If oncologists and other physicians decide not to order our current or planned future assays, or if laboratory supply distributors or their customers decide not to order our current or planned future products, we may be unable to generate sufficient revenue to sustain our business.

To generate demand for our current products and assays and our planned future products and assays, we will need to educate oncologists, pathologists, and other health care professionals, as well as laboratory and medical equipment suppliers, on the clinical utility, benefits and value of the products and assays we provide through published papers, presentations at scientific conferences, educational programs and one-on-one education sessions by members of our sales force. In addition, we need to assure oncologists, pathologists, and other physicians of our ability to obtain and maintain coverage and adequate from third-party payers. We need to hire additional commercial, scientific, technical and other personnel to support this process. Unless an adequate number of medical practitioners order our current assays and our planned future assays, or unless an adequate number of laboratory supply distributors order our current and planned future products, we will likely be unable to create demand in sufficient volume for us to achieve sustained profitability.

Clinical utility studies are important in demonstrating to both customers and payers an assay’s clinical relevance and value. If we are unable to identify collaborators willing to work with us to conduct clinical utility studies, or the results of those studies do not demonstrate that an assay provides clinically meaningful information and value, commercial adoption of such assay may be slow, which would negatively impact our business.

Clinical utility studies show when and how to use a clinical test or assay, and describe the particular clinical situations or settings in which it can be applied and the expected results. Clinical utility studies also show the impact of the test or assay results on patient care and management. Clinical utility studies are typically performed with collaborating oncologists or other physicians at medical centers and hospitals, analogous to a clinical trial, and generally result in peer-reviewed publications. Sales and marketing representatives use these publications to demonstrate to customers how to use a clinical test or assay, as well as why they should use it. These publications are also used with payers to obtain coverage for a test or assay, helping to assure there is appropriate reimbursement.

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

*The loss of key members of our executive management team could adversely affect our business.

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Michael W. Nall, our Chief Executive Officer and President, Lyle J. Arnold, Ph.D., our Senior Vice-President of Research & Development and Chief Scientific Officer, Veena M. Singh, M.D., our Senior Vice President and Senior Medical Director, Michael Terry, our Senior Vice President Commercial Operations, and Timothy C. Kennedy, our Chief Financial Officer, Senior Vice President of Operations and Secretary. The collective efforts of each of these persons and others working with them as a team are critical to us as we continue to develop our technologies, products, services, assays and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our executive management team each have employment agreements, however, the existence of an employment agreement does not guarantee retention of members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We do not maintain “key person” life insurance on any of our employees.

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

*Our failure to continue to attract, hire and retain a sufficient number of qualified sales professionals would hamper our ability to increase demand for our products and diagnostic assays, to expand geographically and to successfully commercialize any other products or assays we may develop.

To succeed in selling our products and diagnostic assays and any other products or assays that we are able to develop, we must expand our sales force in the United States and/or internationally by recruiting additional sales representatives with extensive experience in oncology and established relationships with medical oncologists, surgeons, oncology nurses, pathologists and other hospital personnel, as well as laboratory supply distributors. To achieve our marketing and sales goals, we will need to continue to build our sales and commercial infrastructure. Sales professionals with the necessary technical and business qualifications are in high demand, and there is a risk that we may be unable to attract, hire and retain the number of sales professionals with the right qualifications, scientific backgrounds and relationships with decision-makers at potential customers needed to achieve our sales goals. We expect to face competition from other companies in our industry, some of whom are much larger than us and who can pay greater compensation and benefits than we can, in seeking to attract and retain qualified sales and marketing employees. If we are unable to hire and retain qualified sales and marketing personnel, our business will suffer.

*Our dependence on commercialization partners for sales of products and assays could limit our success in realizing revenue growth.

We intend to grow our business through the use of commercialization partners for the sales, marketing and commercialization of our current products and assays, as well as our planned future products and assays, and to do so we must enter into agreements with these partners to sell, market or commercialize our products and assays. These agreements may contain exclusivity provisions and generally cannot be terminated without cause during the term of the agreement. We may need to attract additional partners to expand the markets in which we sell products or assays. These partners may not commit the necessary resources to market and sell our products and diagnostics assays to the level of our expectations, and we may be unable to locate suitable alternatives should we terminate our agreement with such partners or if such partners terminate their agreement with us.

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

*We currently rely on third-party suppliers for our BCTs, shipping kits, and critical materials needed to perform our current assays, as well as our planned future products and assays, and any problems experienced by them could result in a delay or interruption of their supply to us.

We currently purchase our BCTs and raw materials for our microfluidic channels and assay reagents under purchase orders and do not have long-term contracts with most of the suppliers of these materials. If suppliers were to delay or stop producing our BCTs, shipping kits, materials or reagents, or if the prices they charge us were to increase significantly, or if they elected not to sell to us, we would need to identify other suppliers. We could experience delays in obtaining BCTs and shipping kits, manufacturing the microfluidic channels, or performing assays while finding another acceptable supplier, which could impact our results of operations. The changes could also result in increased costs associated with qualifying the new BCTs, shipping kits, materials or reagents and in increased operating costs. Further, any prolonged disruption in a supplier’s operations could have a significant negative impact on our ability to perform diagnostic assays in a timely manner and sell our products.

Some of the components used in our current or planned future products are currently sourced from a supplier for which alternative suppliers exist but we have not validated the products of such alternative suppliers, and substitutes for these components might not be able to be obtained easily or may require substantial design or manufacturing modifications. Any significant problem experienced by any one of our suppliers may result in a delay or interruption in the supply of components to us until that supplier cures the problem or an alternative source of the component is located and qualified. Any delay or interruption would likely lead to a delay or interruption in our manufacturing operations or product sales. The inclusion of substitute components must meet our product specifications and could require us to qualify the new supplier with the appropriate government regulatory authorities.

*If we were sued for product liability or professional liability, we could face substantial liabilities that exceed our resources.

The marketing, sale and use of our products and current assays, as well our planned future products and assays, could lead to the filing of product liability claims against us if someone alleges that our products or assays failed to perform as designed. We may also be subject to liability for errors in the assay results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend.

Although we believe that our existing product and professional liability insurance is adequate, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could damage our reputation, result in the recall of products or assays, or cause current partners to terminate existing agreements and potential partners to seek other partners, any of which could impact our results of operations.

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

*If we cannot support demand for our current products and assays, as well as our planned future products and assays, including successfully managing the evolution of our laboratory service, our business could suffer.

As our product and assay volume grows, we will need to increase our assay capacity, implement automation, increase our scale and related processing, customer service, billing, collection and systems process improvements and expand our internal quality assurance program and technology to support assays on a larger scale. Examples of challenges we may face include, but are not limited to, maintaining the same validated sensitivity in our assays for both CTC and ctDNA analysis as our assay volume increases. We will also need additional clinical laboratory scientists and other scientific and technical personnel to process these additional assays. Any increases in scale, related improvements and quality assurance may not be successfully implemented and appropriate personnel may not be available. As additional products and assays are commercialized, we may need to bring new equipment on line, implement new systems, technology, controls and procedures and hire personnel with different qualifications. Failure to implement or maintain necessary procedures or to hire the necessary personnel could result in a higher cost of processing or an inability to meet market demand. We cannot assure you that we will be able to perform assays on a timely basis, or procure BCTs, shipping kits or other materials we sell, at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of our assay results, or that we will respond successfully to the growing complexity of our operations. If we encounter difficulty meeting market demand or quality standards for our current products and assays and our planned future products and assays, including with respect to our assays our ability to maintain the sensitivity, specificity, concordance and reproducibility of such assays, our reputation could be harmed and our future prospects and business could suffer, which may have a material adverse effect on our financial condition, results of operations and cash flows.

*Billing for our diagnostic assays is complex, and we must dedicate substantial time and resources to the billing process to be paid.

Billing for clinical laboratory assay services is complex, time-consuming and expensive. Depending on the billing arrangement and applicable law, we bill various payers, including Medicare, insurance companies and patients, all of which have different billing requirements. We generally bill third-party payers for our diagnostic assays and pursue reimbursement on a case-by-case basis where pricing contracts are not in place. To the extent laws or contracts require us to bill patient co-payments or co-insurance, we must also comply with these requirements. We may also face increased risk in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles, which could adversely affect our business, results of operations and financial condition.

Several factors make the billing process complex, including:

•	differences between the list price for our assays and the reimbursement rates of payers;
•	compliance with complex federal and state regulations related to billing Medicare;
•	risk of government audits related to billing Medicare;
•	disputes among payers as to which party is responsible for payment;
•	differences in coverage and in information and billing requirements among payers, including the need for prior authorization and/or advanced notification;
•	the effect of patient co-payments or co-insurance;
•	changes to billing codes used for our assays;
•	incorrect or missing billing information; and
•	the resources required to manage the billing and claims appeals process.

We use standard industry billing codes, known as CPT codes, to bill for our diagnostic assays. These codes can change over time. When codes change, there is a risk of an error being made in the claim adjudication process. These errors can occur with claims submission, third-party transmission or in the processing of the claim by the payer. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment received. Coding changes, therefore, may have an adverse effect on our revenues. There can be no assurance that payers will recognize these codes in a timely manner or that the process of transitioning to such a code and updating their billing systems and ours will not result in errors, delays in payments and a related increase in accounts receivable balances.

As we introduce new assays, we will need to add new codes to our billing process as well as our financial reporting systems. Failure or delays in effecting these changes in external billing and internal systems and processes could negatively affect our collection rates, revenue and cost of collecting.

Additionally, our billing activities require us to implement compliance procedures and oversight, train and monitor our employees, challenge coverage and payment denials, assist patients in appealing claims, and undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Payers also conduct external audits to evaluate payments, which add further complexity to the billing process. If the payer makes an overpayment determination, there is a risk that we may be required to return some portion of prior payments we have received. These billing complexities, and the related uncertainty in obtaining payment for our assays, could negatively affect our revenue and cash flow, our ability to achieve profitability, and the consistency and comparability of our results of operations.

*We rely on third-party billing provider software, and an in-house billing function, to transmit claims to payers, and any delay in transmitting claims could have an adverse effect on our revenue.

While we manage the overall processing of claims, we rely on third-party billing provider software to transmit the actual claims to payers based on the specific payer billing format. We have previously experienced delays in claims processing when our third-party provider made changes to its invoicing system. Additionally, coding for diagnostic assays may change, and such changes may cause short-term billing errors that may take significant time to resolve. If claims are not submitted to payers on a timely basis or are erroneously submitted, or if we are required to switch to a different software provider to handle claim submissions, we may experience delays in our ability to process these claims and receipt of payments from payers, or possibly denial of claims for lack of timely submission, which would have an adverse effect on our revenue and our business.

*We may encounter manufacturing problems or delays that could result in lost revenue.

We currently manufacture our proprietary microfluidic channels at our San Diego facility and intend to continue to do so. We believe we currently have adequate manufacturing capacity for our microfluidic channels. If demand for our current products and assays and our planned future products and assays increases significantly, we will need to either expand our manufacturing capabilities or outsource to other manufacturers. If we or third party manufacturers engaged by us fail to manufacture and deliver our microfluidic channels or certain reagents in a timely manner, our relationships with our customers could be seriously harmed. We cannot assure you that manufacturing or quality control problems will not arise as we attempt to increase the production of our microfluidic channels or reagents or that we can increase our manufacturing capabilities and maintain quality control in a timely manner or at commercially reasonable costs. If we cannot manufacture our microfluidic channels consistently on a timely basis because of these or other factors, it could have a significant negative impact on our ability to perform assays and generate revenues.

*International expansion of our business would expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

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

•	failure by us or our distributors to obtain regulatory approvals for the sale or use of our current products or assays and our planned future products or assays in various countries;
•	difficulties in managing foreign operations;
•	complexities associated with managing government payer systems, multiple payer-reimbursement regimes or self-pay systems;
•	logistics and regulations associated with shipping blood samples, including infrastructure conditions and transportation delays;
•	limits on our ability to penetrate international markets if our current products or assays and our planned future products or assays cannot be processed by an appropriately qualified local laboratory;
•	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
•	reduced protection for intellectual property rights, or lack of them in certain jurisdictions, forcing more reliance on our trade secrets, if available;
•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
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

*General economic or business conditions may have a negative impact on our business.

Continuing concerns over United States health care reform legislation and energy costs, geopolitical issues, the availability and cost of credit and government stimulus programs in the United States and other countries have contributed to increased volatility and diminished expectations for the global economy. These factors, combined with low business and consumer confidence and high unemployment, precipitated an economic slowdown and recession. If the economic climate does not improve, or it deteriorates, our business, including our access to patient samples and the addressable market for products or diagnostic assays that we may successfully develop, as well as the financial condition of our suppliers and our third-party payers, could be adversely affected, resulting in a negative impact on our business, financial condition and results of operations.

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

*We depend on our information technology and telecommunications systems, and any failure of these systems could harm our business.

We depend on information technology and telecommunications systems for significant aspects of our operations. In addition, our third-party billing software provider depends upon telecommunications and data systems provided by outside vendors and information we provide on a regular basis. These information technology and telecommunications systems support a variety of functions, including assay processing, sample tracking, quality control, customer service and support, billing and reimbursement, research and development activities and our general and administrative activities. Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from processing assays, providing assay results to oncologists, pathologists, billing payers, processing reimbursement appeals, handling patient or physician inquiries, conducting research and development activities and managing the administrative aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, enacted in March 2010, makes a number of substantial changes in the way health care is financed by both governmental and private insurers. Among other things, the ACA:

•

establishes an Independent Payment Advisory Board to reduce the per capita rate of growth in Medicare spending if spending exceeds a target growth rate. The Independent Payment Advisory Board has broad discretion to propose policies, which may have a negative impact on payment rates for services, including clinical laboratory services, beginning in 2016, and for hospital services beginning in 2020; and

•

requires each medical device manufacturer to pay an excise tax equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. We believe that at this time this tax does not apply to our current diagnostic assays or to our products that are currently sold or in development; nevertheless, this could change in the future if either the FDA or the Internal Revenue Service, which regulates the payment of this excise tax, changes its position.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Protecting Access to Medicare Act of 2014, or PAMA, was signed to law, which, among other things, significantly alters the current payment methodology under the CLFS. Under the new law, starting January 1, 2016 and every three years thereafter (or annually in the case of advanced diagnostic lab tests), clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes during a time period to be defined by future regulations. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test is equal to the weighted median amount for the test from the most recent data collection period. The payment rate will apply to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. Although the PAMA changes are generally viewed by industry as a favorable alternative to other proposals to update the CLFS payment methodology, it is too early to predict the impact on reimbursement for our products. Also under PAMA, the Centers for Medicare & Medicaid Services, or CMS, is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made as of April 1, 2014, CMS is required to assign a unique billing code if one has not already been assigned by the agency. In addition to assigning the code, CMS was required to publicly report payment for the tests no later than January 1, 2016. Also under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. We cannot determine at this time the full impact of PAMA on our business, financial condition and results of operations.

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

Some of our laboratory assay business is subject to the Medicare Physician Fee Schedule and, under the current statutory formula, the rates for these services are updated annually. For the past several years, the application of the statutory formula would have resulted in substantial payment reductions if Congress failed to intervene. In the past, Congress passed interim legislation to prevent the decreases. A recent legislative intervention was passed with PAMA, which provided for a 0.5% update from 2013 Medicare Physician Fee Schedule payment rates through 2014 and a 0% update from January 1 until April 1, 2015. If Congress fails to intervene to prevent the negative update factor in future years, the resulting decrease in payment may adversely affect our revenue and results of operations. If in future years Congress does not adopt interim legislation to block or offset, and/or CMS does not moderate, any substantial CMS-

proposed reimbursement reductions, the resulting decrease in payments from Medicare could adversely impact our revenues and results of operations.

We cannot predict whether future health care initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect us. The expansion of government’s role in the U.S. health care industry, and changes to the reimbursement amounts paid by Medicare and other payers for our current assays and our planned future assays, may reduce our profits, if any, and have a materially adverse effect on our business, financial condition, results of operations and cash flows. Moreover, Congress has proposed on several occasions to impose a 20% coinsurance payment requirement on patients for clinical laboratory tests reimbursed under the Medicare Clinical Laboratory Fee Schedule, which would require us to bill patients for these amounts. In the event that Congress were to ever enact such legislation, the cost of billing and collecting for our assays could often exceed the amount actually received from the patient.

Our commercial success could be compromised if hospitals or other clients do not pay our invoices or if third-party payers, including managed care organizations and Medicare, do not provide coverage and reimbursement, breach, rescind or modify their contracts or reimbursement policies or delay payments for our current assays and our planned future assays.

Oncologists and other physicians may not order our current assays and our planned future assays unless third-party payers, such as managed care organizations and government payers (e.g., Medicare and Medicaid), pay a substantial portion of the assay price. Coverage and reimbursement by a third-party payer may depend on a number of factors, including a payer’s determination that assays using our technologies are:

•	not experimental or investigational;
•	medically necessary;
•	appropriate for the specific patient;
•	cost-effective;
•	supported by peer-reviewed publications; and
•	included in clinical practice guidelines.

Uncertainty surrounds third-party payer coverage and adequate reimbursement of any test incorporating new technology, including tests developed using our technologies. Technology assessments of new medical tests conducted by research centers and other entities may be disseminated to interested parties for informational purposes. Third-party payers and health care providers may use such technology assessments as grounds to deny coverage for a test or procedure. Technology assessments can include evaluation of clinical utility studies, which define how a test is used in a particular clinical setting or situation.

Because each payer generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse our diagnostic assays, seeking payer approvals is a time-consuming and costly process. We cannot be certain that coverage for our current assays and our planned future assays will be provided in the future by additional third-party payers or that existing agreements, policy decisions or reimbursement levels will remain in place or be fulfilled under existing terms and provisions. If we cannot obtain coverage and adequate reimbursement from private and governmental payers such as Medicare and Medicaid for our current assays, or new assays or assay enhancements that we may develop in the future, our ability to generate revenues could be limited, which may have a material adverse effect on our financial condition, results of operations and cash flow. Further, we may experience delays and interruptions in the receipt of payments from third-party payers due to missing documentation and/or other issues, which could cause delay in collecting our revenue.

In addition, to the extent that our assays are ordered for Medicare inpatients and outpatients, only the hospital may receive payment from the Medicare program for the technical component of pathology services and any clinical laboratory services that we perform, unless the testing is ordered at least 14 days after discharge and certain other requirements are met. We therefore must look to the hospital for payment for these services under these circumstances. If hospitals refuse to pay for the services or fail to pay in a timely manner, our ability to generate revenues could be limited, which may have a material adverse effect on our financial condition, results of operations and cash flow.

*We expect to depend on Medicare and a limited number of private payers for a significant portion of our revenues and if these or other payers stop providing reimbursement or decrease the amount of reimbursement for our current assays and our planned future assays, our revenues could decline.

Approximately 40% and 41% of total net revenues during the year ended December 31, 2016 and the nine month period ended September 30, 2017, respectively, were associated with Medicare reimbursement. Approximately 11% and 17% of total net revenues during the year ended December 31, 2016 and the nine-month period ended September 30, 2017, respectively, were associated with Blue Cross Blue Shield reimbursement, and approximately 19% and 12%, respectively, of total net revenues were associated with United Healthcare reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare, Blue Cross Blue Shield, and United Healthcare covered-portions of our current assays and our planned future assays would, without such contracted payer reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

Medicare and other third-party payers may change their coverage policies or cancel future contracts with us at any time, review and adjust the rate of reimbursement or stop paying for our assays altogether, which would reduce our total revenues. Payers have increased their efforts to control the cost, utilization and delivery of health care services. In the past, measures have been undertaken to reduce payment rates for and decrease utilization of the clinical laboratory testing generally. Because of the cost-trimming trends, third-party payers that currently cover and provide reimbursement for our current assays and our planned future assays may suspend, revoke or discontinue coverage at any time, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues, which may have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, we are currently considered a “non-contracted provider” by many private payers because we have not entered into a specific contract to provide diagnostic assays to their insured patients at specified rates of reimbursement. Additionally, a significant amount of our non-Medicare business (private payers) has historically not been contracted, and reimbursement for this business has historically not been at “in network” rates and has therefore been inconsistent. We first began to contract private payer networks in 2015, and since then our number of accessions treated as “in network” has increased as we continue to execute additional contracts, and reimbursement is improving. We are currently contracted with nine preferred provider organization networks, two large health plans, and five regional independent physician associations, and expect to continue to gain contracts in order to be considered as an “in-network” provider with additional plans. If we were to become a contracted provider with additional payers in the future, the amount of overall reimbursement we receive would likely decrease because we could be reimbursed less money per assay performed at a contracted rate than at a non-contracted rate, which could have a negative impact on our revenues. Further, we typically are unable to collect payments from patients beyond that which is paid by their insurance and will continue to experience lost revenue as a result.

*Because of certain Medicare billing policies, we may not receive complete reimbursement for assays provided to Medicare patients. Medicare reimbursement revenues are an important component of our business model, and private payers sometimes look to Medicare determinations when making their own payment determinations; therefore, incomplete or inadequate reimbursement from Medicare would negatively affect our business.

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our assays. Because our laboratory is in California, the regional MAC for California is the relevant MAC for all our assays. The previous MAC for California, Palmetto GBA, LLC, which is contracted with CMS to administer the MolDx program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto GBA. Therefore, the enumeration portion of our assays is not currently covered and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 84% and 77% of all billable cases received during the year ended December 31, 2016 and the nine month period ended September 30, 2017, respectively, relate to our Target-Selector biomarker assays, we continue to receive orders for traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. On November 4, 2013, we submitted a comprehensive dossier explaining to Palmetto GBA and Noridian the benefits of the enumeration testing in order to seek to persuade the MACs to allow coverage for this portion of our assays. Palmetto GBA responded on November 27, 2013, denying our request for Medicare coverage for the CTC enumeration portion of our assays. We have not received any other indications to suggest that the negative coverage determination will be reversed. The CTC enumeration counts disease burden and is a prognostic assay, and although valuable, it does not meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector assays.

We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare, Blue Cross Blue Shield, and United Healthcare-covered portions of our current assays and our planned future assays would, without such contracted payer reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

The processing of Medicare claims is subject to change at CMS’ discretion at any time. Cost containment initiatives may be a threat to Medicare reimbursement levels (including for the covered components of our current assays and our planned future assays, including FISH analysis and molecular assays) for the foreseeable future.

Long payment cycles of Medicare, Medicaid and/or other third-party payers, or other payment delays, could hurt our cash flows and increase our need for working capital.

Medicare and Medicaid have complex billing and documentation requirements that we must satisfy in order to receive payment, and the programs can be expected to carefully audit and monitor our compliance with these requirements. We must also comply with numerous other laws applicable to billing and payment for healthcare services, including, for example, privacy laws. Failure to comply with these requirements may result in, among other things, non-payment, refunds, exclusion from government healthcare programs, and civil or criminal liabilities, any of which may have a material adverse effect on our revenues and earnings. In addition, failure by third-party payers to properly process our payment claims in a timely manner could delay our receipt of payment for our products and services, which may have a material adverse effect on our cash flows.

Complying with numerous regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are subject to CLIA, a federal law regulating clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. Our clinical laboratory must be certified under CLIA in order for us to perform testing on human specimens. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We have a current certificate of accreditation under CLIA to perform high complexity testing, and our laboratory is accredited by the College of American Pathologists, or CAP, one of six CLIA-approved accreditation organizations. To renew this certificate, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make periodic inspections of our clinical laboratory outside of the renewal process. The failure to comply with CLIA requirements can result in enforcement actions, including the revocation, suspension, or limitation of our CLIA certificate of accreditation, as well as a directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit and/or criminal penalties. We must maintain CLIA compliance and certification to be eligible to bill for assays provided to Medicare beneficiaries. If we were to be found out of compliance with CLIA program requirements and subjected to sanctions, our business and reputation could be harmed. Even if it were possible for us to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenue in doing so.

In addition, our laboratory is located in California and is required by state law to have a California state license; as we expand our geographic focus, we may need to obtain laboratory licenses from additional states. California laws establish standards for operation of our clinical laboratory, including the training and skills required of personnel and quality control. In addition, we hold licenses from the states of Pennsylvania, Florida, Maryland and Rhode Island to test specimens from patients in those states or received from ordering physicians in those states. In addition, our clinical reference laboratory is required to be licensed on a product-specific basis by New York as an out of state laboratory and our products, as LDTs, must be approved by the New York State Department of Health before they are offered in New York. As part of this process, the State of New York requires validation of our assays. We currently do not have the necessary New York license, but we are in the process of addressing the requirements for licensure in New York. Other states may have similar requirements or may adopt similar requirements in the future. Finally, we may be subject to regulation in foreign jurisdictions if we seek to expand international distribution of our assays outside the United States.

If we were to lose our CLIA certification or California laboratory license, whether as a result of a revocation, suspension or limitation, we would no longer be able to offer our assays, which would limit our revenues and harm our business. If we were to lose, or fail to obtain, a license in any other state where we are required to hold a license, we would not be able to test specimens from those states.

*If the FDA were to begin requiring approval or clearance of our current products or assays and our planned future products or assays, we could incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval or we could experience decreased demand for, or reimbursement of, our assays.

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

FDA review, if required and successfully accomplished, would be expected to have some advantages. Certain health insurance payers have paid higher amounts over LDT prices for FDA approved or cleared tests, recognizing the additional costs of bringing a test through regulatory review. Some payers also accept FDA approval or clearance as a presumptive evidence of an assay’s analytic validity and clinical validity, which can reduce the barriers to coverage since the payer can focus its review on clinical utility.

The container we provide for collection and transport of blood samples from a health care provider to our clinical laboratory, as well as our BCTs, may be medical devices subject to the FDA regulation but are currently exempt from pre-market review by the FDA. While we believe that we are currently in material compliance with applicable laws and regulations, we cannot assure you that the FDA or other regulatory agencies would agree with our determination, and a determination that we have violated these laws, or a public announcement that we are being investigated for possible violations of these laws, could adversely affect our business, prospects, results of operations or financial condition.

Some of the materials we use for our current products and assays and may use in our planned future products and assays are labeled for RUO. In November 2013, the FDA finalized guidance regarding the sale and use of products labeled for research or investigational use only. Among other things, the guidance advises that the FDA continues to be concerned about distribution of research or investigational use only products intended for clinical diagnostic use and that the manufacturer’s objective intent for the product’s intended use will be determined by examining the totality of circumstances, including advertising, instructions for clinical interpretation, presentations that describe clinical use, and specialized technical support, surrounding the distribution of the product in question. The FDA has advised that if evidence demonstrates that a product is inappropriately labeled for research or investigational use only, the device would be misbranded and adulterated within the meaning of the Federal Food, Drug and Cosmetic Act. Some of the materials and reagents obtained by us from suppliers for use in our current products and assays and our planned future products and assays are currently labeled as research or investigational use only products. If the FDA were to undertake enforcement actions, some of our suppliers might cease selling research or investigational use products to us, and any failure to obtain an acceptable substitute could significantly and adversely affect our business, financial condition and results of operations, including increasing the cost of materials or reagents used in our current products and assays or planned future products and assays or delaying, limiting or prohibiting the purchase of materials or reagents necessary to sell our current products or planned future products or to perform our current assays or our planned future assays.

Our BCTs will be marketed for RUO and distributed and sold to end users, some of which will be researchers and institutions while other end users could be labs performing clinical testing that will create their own LDTs utilizing our tubes. Some end users of the BCTs may assert that our BCT caused their assays to perform inadequately or give erroneous results. If that was the case, we could potentially incur additional liabilities.

Further, HHS requested that its Advisory Committee on Genetics, Health and Society make recommendations about the oversight of genetic testing. A final report was published in April 2008. If the report’s recommendations for increased oversight of genetic testing were to result in further regulatory burdens, they could negatively affect our business and delay the commercialization of assays in development.

The requirement of pre-market review could negatively affect our business until such review is completed and clearance to market or approval is obtained. The FDA could require that we stop selling our products or diagnostic assays pending pre-market clearance or approval. If the FDA allows our products or assays to remain on the market but there is uncertainty about our products or assays, if they are labeled investigational by the FDA or if labeling claims the FDA allows us to make are very limited, orders from laboratory supply distributors and physicians, or reimbursement from third-party payers, may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and making a 510(k) submission, or filing a pre-market approval application with the FDA. If the FDA requires pre-market review, our products or assays may not be cleared or approved on a timely basis, if at all. We may also decide voluntarily to pursue FDA pre-market review of our products or assays if we determine that doing so would be appropriate.

If we were required to conduct additional clinical studies or trials before continuing to offer assays that we have developed or may develop as LDTs, those studies or trials could lead to delays or failure to obtain necessary regulatory approval, which could cause significant delays in commercializing any future products and harm our ability to achieve sustained profitability.

If the FDA decides to require that we obtain clearance or approvals to commercialize our current assays or our planned future assays, we may be required to conduct additional pre-market clinical testing before submitting a regulatory notification or application for commercial sales. In addition, as part of our long-term strategy we may plan to seek FDA clearance or approval so we can sell our assays outside our CLIA laboratory; however, we would need to conduct additional clinical validation activities on our assays before we can submit an application for FDA approval or clearance. Clinical trials must be conducted in compliance with FDA regulations or the FDA may take enforcement action or reject the data. The data collected from these clinical trials may ultimately be used to support market clearance or approval for our assays. It may take two years or more to conduct the clinical studies and trials necessary to obtain approval from the FDA to commercially launch our current assays and our planned future assays outside of our clinical laboratory. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our assay claims or that the FDA or foreign authorities will agree with our conclusions regarding our assay results. Success in early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior clinical trials and studies. If we are required to conduct pre-market clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our assay development costs and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. Moreover, the clinical trial process may fail to demonstrate that our current assays and our planned future assays are effective for the proposed indicated uses, which could cause us to abandon an assay candidate and may delay development of other assays.

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

•

the federal Physician Payment Sunshine Act requirements under the ACA, which require certain manufacturers of drugs, devices, biologics and medical supplies to report to the U.S. Department of Health and Human Services information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians and teaching hospitals, and certain physician ownership and investment interests in such manufacturers; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers.

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

In addition, in July 2016, we received a communication from the Mayo Foundation for Medical Education and Research (“Mayo”) offering a license to a U.S. Patent owned by Mayo that is relevant to an antibody that we use in our Liquid Biopsy Immuno-Oncology PD-L1 assay. The patent is expected to expire in 2021. At present, we believe that we will need a license to this patent to continue commercializing our Liquid Biopsy Immuno-Oncology PD-L1 assay. We are currently in discussions with Mayo and believe a license can be obtained on commercially reasonable terms. However, if we are unable to secure such a license, we may be liable for past damages, and our business could be materially and adversely affected.

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

We collaborate with several institutions, physicians and researchers in scientific matters. We do not have written agreements with certain of such collaborators, or the written agreements we have do not cover intellectual property rights. Also, we rely on numerous third parties to provide us with blood samples and biological materials that we use to develop assays. If we cannot successfully negotiate sufficient ownership and commercial rights to any inventions that result from our use of a third party collaborator’s materials, or if disputes arise with respect to the intellectual property developed with the use of a collaborator’s samples, or data developed in a collaborator’s study, we may be limited in our ability to capitalize on the market potential of these inventions or developments.

Risks Relating to Our Common Stock

The price of our common stock may be volatile.

Before our initial public offering, there was no public market for our common stock. Market prices for securities of early-stage life sciences companies have historically been particularly volatile. The factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

•	progress, or lack of progress, in developing and commercializing our current assays and our planned future assays;
•	favorable or unfavorable decisions about our assays from government regulators, insurance companies or other third-party payers;
•	our ability to remain compliant with the terms of our April 2014 Credit Facility;
•	our ability to recruit and retain qualified research and development personnel;
•	changes in investors’ and securities analysts’ perception of the business risks and conditions of our business;
•	changes in our relationship with key collaborators;
•	changes in the market valuation or earnings of our competitors or companies viewed as similar to us;
•	changes in key personnel;

•	depth of the trading market in our common stock;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the granting or exercise of employee stock options or other equity awards;
•	realization of any of the risks described herein; and
•	general market and economic conditions.

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

*Our failure to meet the continued listing requirements of The NASDAQ Capital Market could result in a de-listing of our common stock.

If we fail to satisfy the continued listing requirements of The NASDAQ Capital Market, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum stockholders’ equity requirement, NASDAQ may take steps to de-list our common stock. For example, in May 2016, we received a letter from NASDAQ indicating that we are not in compliance with the minimum stockholders’ equity requirement of NASDAQ Listing Rule 5550(b)(1), and in both June and November 2016, we received letters from NASDAQ indicating that we are not in compliance with the minimum bid price requirement of NASDAQ Listing Rule 5550(a)(2). Further, our common stock is currently trading below the minimum bid price requirement of NASDAQ Listing Rule 5550(a)(2) that requires that companies listed on The NASDAQ Capital Market maintain a minimum closing bid price of at least $1.00 per share. If we fail to regain and/or maintain compliance with these, or any other of the continued listing requirements of The NASDAQ Capital Market, NASDAQ may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with NASDAQ’s listing requirements.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	the rate of adoption and/or continued use of our current assays and our planned future assays by healthcare practitioners;
•	variations in the level of expenses related to our development programs;
•	addition or reduction of resources for sales and marketing;
•	addition or termination of clinical utility studies;

•	any intellectual property infringement lawsuit in which we may become involved;
•	third party payer determinations affecting our assays; and
•	regulatory developments affecting our assays.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

*If securities or industry analysts issue an adverse opinion regarding our stock or do not publish research or reports about our company, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that equity research analysts publish about us, our business and our competitors. We do not control these analysts or the content and opinions or financial models included in their reports. Securities analysts may elect not to provide research coverage of our company, and such lack of research coverage may adversely affect the market price of our common stock. The price of our common stock could also decline if one or more equity research analysts downgrade our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If one or more equity research analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

*Future sales of our common stock or other securities, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.

Sales of substantial amounts of our common stock or other securities, or the perception that these sales may occur, could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, in May 2015, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as our public float is less than $75 million. In connection with our offering in March 2017 under this shelf registration statement, we have agreed to certain contractual terms that limit our ability to issue variable rate securities for a period of one year from the closing date of the March 2017 offering. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings. Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under this shelf registration statement may cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this shelf registration statement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.

We had outstanding 30,258,743 shares of common stock as of November 9, 2017, of which no more than 2,335,555 are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of November 9, 2017, we had outstanding options to purchase 2,453,478 shares of our common stock, 360,920 shares of common stock were issuable upon the settlement of outstanding restricted stock units, or RSUs, and 8,402,275 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options or upon the settlement of outstanding RSUs generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

3.1	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2016).
3.4	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2017).
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, and 3.4.
4.2	Specimen Common Stock certificate of Biocept, Inc. (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 28, 2017).

Exhibit No.	Description of Exhibit
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

4.15

Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.16 of the Registrant’s Post-Effective Amendment to Registration Statement on Form S-1 (File No. 333-213111), filed with the SEC on October 14, 2016).

4.16

Form of Common Stock Purchase Warrant issued to the investors under the Securities Purchase Agreement, dated March 28, 2017, by and among Biocept, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2017).

4.17

Common Stock Purchase Warrant issued by the Registrant in favor of Ally Bridge LB Healthcare Master Fund Limited under the Common Stock and Warrant Purchase Agreement dated August 9, 2017 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 10, 2017).

31.1	Certification of Michael Nall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Timothy Kennedy, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Nall, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Timothy Kennedy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description of Exhibit
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BIOCEPT, INC. (Registrant)

Date: November 14, 2017	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Timothy C. Kennedy
Timothy C. Kennedy
Chief Financial Officer, Senior Vice President of Operations
(Principal Financial and Accounting Officer)