Form 10-K
period 2017-12-31
BIOCEPT INC
filed 2018-03-28
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on June 30, 2017, was $38,238,785.

The number of shares of Registrant’s Common Stock outstanding as of March 26, 2018 was 68,038,349.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K. Except for the portions of the Proxy Statement specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

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

Overview

We are an early stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or “liquid biopsy.” Our current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy at diagnosis, progression or for monitoring in order to identify specific resistance mechanisms. Sometimes traditional procedures, such as surgical tissue biopsies, result in tumor tissue that is insufficient and/or unable to provide the molecular subtype information necessary for clinical decisions. Our assays, performed on blood, have the potential to provide more contemporaneous information on the characteristics of a patient’s disease when compared with tissue biopsy and radiographic imaging.

Our current assays and our planned future assays focus on key solid tumor indications utilizing our Target-SelectorTM liquid biopsy technology platform for the biomarker analysis of CTCs and ctDNA from a standard blood sample. Our patented Target-Selector CTC offering is based on an internally developed microfluidics-based cell capture and analysis platform, with enabling features that change how information provided by CTC testing is used by clinicians. Our CTC technology could also be validated on cerebral spinal fluid in order to provide information for patients with leptomeningeal disease. Our patented Target-Selector ctDNA technology enables detection of mutations and genome alterations with enhanced sensitivity and specificity, and is applicable to nucleic acid from ctDNA, and could potentially be validated for other sample types such as bone marrow, tissue or cerebrospinal fluid. Our Target-Selector CTC and ctDNA platforms provide both biomarker detection as well as monitoring capabilities and require only a patient blood sample. We believe that our Target-Selector platform technology has the potential to be developed and commercialized as in vitro diagnostic (IVD) test kits, and we are currently pursuing this strategy.

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and accredited by the College of American Pathologists, or CAP. We also performed research and development that led to our current assays, and continue to perform for our planned assays, at this same facility. In addition, we manufacture our microfluidic channels, related equipment and certain reagents. The assays we offer and intend to offer are classified as laboratory developed tests, or LDTs, under CLIA regulations. CLIA certification is required before any clinical laboratory, including ours, may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, or treatment of disease or the assessment of health. In addition, we participate in and have received CAP accreditation, which includes rigorous bi-annual laboratory inspections and adherence to specific quality standards.

Our primary sales strategy is to engage medical oncologists and other physicians in the United States at private and group practices, hospitals and cancer centers. In addition, we market our clinical trial and research services to pharmaceutical and biopharmaceutical companies and clinical research organizations. Additionally, commencing in October 2017, our pathology partnership program, branded as Empower TCTM, provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results and is available to pathology practices and hospital systems throughout the United States. Further, our proprietary blood collection tubes, or BCTs, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world, are anticipated to be sold to laboratory supply distributors commencing in 2018.

Our revenue generating efforts are focused in three areas:

•

medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians who use the biomarker information we provide in order to determine the best treatment plan for their patients;

•	providing laboratory services utilizing both our CTC and ctDNA testing in order to help pharmaceutical and biopharmaceutical companies developing drug candidate therapies to treat cancer; and
•	licensing and/or selling our proprietary testing and/or technologies to partners in the United States and abroad.

We plan to grow our business by directly offering medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians our Target-Selector liquid biopsy CTC and ctDNA assays. Based on our product development data, as well as discussions with our collaborators, we believe that our planned future assays should provide important information and clinical value to physicians. In particular, CTC and ctDNA assays could deliver important, actionable information not provided by other assays. For example, the historic clinical CTC test is the United States Food and Drug Administration, or FDA, approved CellSearch® test (formerly Janssen Diagnostics, now owned by Menarini Silicon Biosystems), which provides CTC enumeration, but is not FDA approved to perform biomarker analysis. We believe our ability to rapidly translate research insights about the utility of cytogenetic, immunocytochemical and molecular biomarkers to provide information to medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians for treatment decisions in the clinical setting will improve patient treatment and management, and that these assays will become a key component of the standard of care for personalized cancer treatment.

Market Overview

Cancer Market Overview

Despite many advances in the treatment of cancer, it remains one of the greatest areas of unmet medical need. According to the World Cancer Report 2014, cancers figure among the leading causes of morbidity and mortality worldwide, and according to the World Health Organization, there were approximately 14 million new cases and 8.8 million cancer related deaths in 2015. The number of new cases is also expected to rise by approximately 70% over the next two decades. According to the World Health Organization, the most common causes of cancer death are cancers of the lung (21%), liver (10%), colon (9%), stomach (9%), and breast (7%). The incidence of, and deaths caused by, the major cancers are staggering. According to the National Cancer Institute, there were approximately 249,000 new cases of breast cancer and approximately 224,000 new cases of lung cancer diagnosed in the United States in 2016, with over 3.5 million patients who have had a diagnosis of these cancers and are either living with these diseases and are undergoing treatment or are being monitored. For example, in breast cancer, many women have been deemed cancer-free, but continue to undergo periodic monitoring to assure there has been no disease recurrence. Our commercialized assays and our other planned future assays only require a readily accessible standard blood sample and thus may be used to help manage these patients, including supporting the selection of appropriate treatment, at multiple time points during the course of their disease. Because our assays require only a standard blood sample, they can be particularly useful when there is no currently available biopsy or surgical material, as is often the case in lung cancer, even at the time of initial evaluation. For example, up to 25% of patients with stage I non-small cell lung cancer, or NSCLC, are not surgically treated for various reasons, including patient status (consensus statement from the American College of Chest Physicians and the Society of Thoracic Surgeons; Chest, Dec. 2012). This is also the case with breast and lung cancers once surgical resection of the tumor has taken place and treatment has been initiated. Patients with breast and lung cancer must often undergo surgical resection of their primary tumor as part of their treatment. Therefore, at the time of progression or recurrence there may be no ability to obtain a tissue biopsy. Additionally, many studies have shown that most tumors mutate during treatment and as the disease progresses, so information from the initial tumor tissue may not be relevant. Again, a significant benefit of our technology is that it allows physicians to assess the current status of the tumors on a real-time basis utilizing a standard blood sample or liquid biopsy.

The following data published by the National Cancer Institute shows estimated new cases and deaths for 2017, and prevalence in 2013, in the United States for the major solid cancers types:

Cancer Type	Est. Incidence (New Cases/Year-2017)	Est. Mortality (Deaths/Year-2017)	Est. Prevalence (Diagnosed and Alive as of 2013)**
Bladder	79,030	16,870	587,426
Breast*	252,710	40,610	3,069,231
Cervical	12,820	4,210	248,920
Colorectal*	95,520	50,260	1,177,556
Endometrial	61,380	10,920	***
Gastric*	28,000	10,960	79,843
Kidney	63,990	14,000	394,336
Lung*	222,500	155,870	415,707
Melanoma*	87,110	9,730	1,034,460
Ovarian	22,440	14,080	195,767
Pancreatic	53,670	43,090	46,620
Prostate*	161,360	26,730	2,850,139

Cancer Type	Est. Incidence (New Cases/Year-2017)	Est. Mortality (Deaths/Year-2017)	Est. Prevalence (Diagnosed and Alive as of 2013)**
Thyroid	56,870	2,010	637,115

*	Areas where we currently have assays or active development programs.
**	Includes active disease and disease-free.
***	National Cancer Institute data is unavailable for 2013. 2010 data indicates an estimated prevalence of 600,346.

In addition to the human toll, the financial cost of cancer is overwhelming. An independent study published in 2010 and conducted jointly by the American Cancer Society and LIVESTRONG ranked cancer as the most economically devastating cause of death in the world - estimated to be as high as $1.4 trillion globally. According to an article in the Journal of the National Cancer Institute, the direct cost of cancer deaths in the United States in 2000 was over $115 billion and forecasted to rise to over $157 billion by 2020.

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

CTCs, ctDNA and Cancer

CTCs are cancer cells that have detached from the tumor matrix and entered the patient’s blood or other bodily fluids. These cells are representative of the tumor and its metastases and can function as their surrogates. Testing CTCs can complement pathologic information drawn from a biopsy or resected tissue sample, helping to ensure that the analysis is comprehensive and not biased by tumor heterogeneity and sampling issues. They can also provide critical data when a biopsy is not possible. Clinical studies have demonstrated that the presence and number of CTCs provides information on the likely course of certain types of disease for the cancer patient, or in other words they are considered “prognostic.” Since CTCs are representative of the tumor, they can also be used for biomarker analysis, such as helping to guide therapy selection. Such analyses are “predictive” in that they offer insight into the likely responsiveness or resistance to particular therapies. After surgery and during any subsequent therapy or monitoring period, blood samples can periodically be drawn in a standard manner and analyzed to evaluate a therapy’s continuing effectiveness, as well as to detect other biomarkers such as new genetic mutations that may arise as a result of selection pressure by a particular therapy or by chance. Physicians can use this information to determine which therapy is most likely to benefit their patients at particular times through the course of their disease. Treatment decisions based on patient-specific information are the foundation of personalized medicine, and assays that guide a physician in the selection of individualized therapy for a patient are termed “predictive assays.”

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

Our Business Strategy

We provide medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians with a straightforward means to profile and characterize their patients’ tumors on a real-time basis by analyzing CTCs and ctDNA found in standard blood draws. Biomarkers are currently detected and analyzed primarily in tissue biopsy specimens. We believe that our technology, which not only provides information on CTC enumeration but also the assessment of treatment-associated biomarkers identified within the CTCs or in ctDNA, will provide information to physicians that improves patient treatment and management and will become a key component of the standard of care for personalized cancer treatment.

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

•

Scale our internal sales and marketing capabilities. Our direct sales force with specialized experience in cancer diagnostic testing focuses on key identified territories in order to provide geographic coverage throughout the United

States. At December 31, 2017, we had 14 sales representatives, and depending on our assay volume, we expect to increase this group to 20-25 within two years and potentially 30-35 within five years. This team will educate physicians directly on the benefits of our assays and the clinical data supporting them, as well as provide support to and serve as technical specialists for our partners. In addition to our internal efforts, we are actively seeking commercial partnerships that can increase our market reach.

•

Develop and expand our collaborations with leading university hospitals and research centers. We collaborate with key thought leaders, physicians and clinical researchers, including those at Sarah Cannon Research Institute, University of Colorado, the University of California, San Diego, the University of Minnesota, the John Wayne Cancer Institute, Columbia University, Johns Hopkins Medical Institute, Vanderbilt University, University of Texas Southwestern Medical Center, St. Josephs of Orange, St. Luke’s Cancer Center, and Georgetown University. Our collaborations enable us to test new technologies, validate the effectiveness and utility of our planned future assays in a clinical setting and provide us access to clinically well-characterized and highly annotated patient data. These samples and data accelerate our validation process and facilitate the testing and refinement of our planned new assays.

•

Enhance our efforts in reaching and educating medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians about CTC and ctDNA assays. According to the State of Cancer Care in America 2014 Report, published in the Journal of Oncology Practice in March 2014, there were approximately 13,400 medical oncologists in the United States or 16,500 if gynecologic and pediatric oncologists are included. With the support of our key thought leader collaborators, we intend to focus on medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians who treat cancer patients by targeting our sales and marketing efforts on this important customer segment. We believe this will expand and optimize the oncology testing services and personalization of cancer treatment provided by medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians so that they can better serve their cancer patients.

•

Increase our efforts to provide biopharmaceutical companies and clinical research organizations with our current and planned CTC and ctDNA assays and services. Oncology drugs have the potential to be among the most personalized of therapeutics, yet oncology drugs have one of the worst approval rates, at 13.4% for leading indications and 8.2% for secondary indications of cancer drug compounds from first administration in humans to approval (2013, Clinical Pharmacology and Therapeutics). In an effort to improve the outcome of clinical trials for oncology drugs, and more rapidly advance targeted therapeutics, pharmaceutical and biopharmaceutical companies are increasingly looking to companies that have cancer diagnostic assays that specifically address their needs, including the ability to characterize and monitor a patient’s tumor over time using CTC and ctDNA assays to analyze biomarkers of interest. There are over 5,000 active trials in the United States in breast, lung, colorectal, prostate and gastric cancers and melanoma according to clinicaltrials.gov. We expect to increase our sales and marketing focus in this business as well as seek additional collaborations and partnerships with diagnostic, pharmaceutical and biopharmaceutical companies.

•

Become an enabling technology to cancer targeted therapies. Biopharmaceutical companies will increasingly focus on the personalized cancer diagnostic sector as the potential and prevalence of molecularly targeted oncology therapies approved by the FDA along with companion diagnostics increases. As targeted therapies move into their next phase, the market is beginning to see next generation of drugs such as Astra Zeneca’s Tagrisso (Osimertinib) that work after a patient on targeted therapy begin to progress and show a resistance mechanism that is identifiable / targetable, in this case a mutation in EGFR known as T790M. With these drugs, the original biopsy tissue would not show the resistance mechanism, so the patient must either undergo a re-biopsy procedure. In many cases re-biopsy is not medically feasible and liquid biopsy offers a more cost effective and safer alternative in this application. Another area of interest for the pharmaceutical industry is in immuno-oncology. This is the challenge of helping the body to counter the cancer cell’s ability to evade the immune system. Several protein-based tests are being developed in tissue to work as complimentary or companion diagnostics to these new and promising drugs, but the use of these tests will be limited as a result of limitations of tissue biopsies. Another solution would be to test for these proteins with a liquid biopsy-based CTC test rather than relying on tissue biopsies.

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

Our current Target-Selector molecular assays enable, and we anticipate our planned future CTC and ctDNA assays will each enable, detailed analysis of a patient’s cancer utilizing a standard blood sample, facilitating testing at any time, including when a biopsy is not available or inconclusive, offering real-time monitoring of the cancer and the response of the cancer therapy, and allowing medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians to select timely modifications to treatment regimens. Because CTCs and ctDNA are derived from the primary tumor or its metastases, they function as surrogates for the tumor, with the advantage of being readily accessible in a standard blood sample. This is especially important in situations where a biopsy is not available or advised. The simplicity of obtaining a standard blood sample permits repeat testing in a monitoring mode to detect recurrence or progression and to offer information on treatment modifications based on a current assessment of the cancer’s properties. A key advantage to using Biocept is our ability to interrogate both CTC and ctDNA biomarker targets.

Our current Target-Selector assays each provide, and we anticipate our planned future assays will each provide, more information than competitors’ existing tests, including predictive information on biomarkers associated with specific therapies. We anticipate that such additional biomarker information will enable a physician to develop a personalized treatment plan. By including biomarker information in our analysis, in addition to CTC enumeration, our current assays and our planned future assays are designed to provide a more complete profile of a patient’s disease than existing CTC or ctDNA. We intend for our assays to contain actionable information to assist physicians in selecting appropriate therapies for individual patients. Our ctDNA assays are expected to offer enhanced sensitivity and specificity based on our patented technology, enabling earlier detection of therapy-associated mutation targets or resistance markers, again supporting treatment decisions.

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

 Our current and planned CTC and ctDNA Target-Selector assays will be flexible and readily configurable to accommodate new biomarkers with clinical relevance as they are identified. In theory, our platforms permit essentially any analysis that is currently performed on tumor tissue to be performed on CTCs, including immunocytochemical staining, FISH and molecular analysis. As new therapies are approved, and to the extent that they are targeted therapies for which knowledge of a particular gene amplification event, mutation or presence, absence or modification, such as phosphorylation, of a protein are indicative of likely response or resistance to that therapy, we will be able to include them in our assays with minimal changes. This is attractive to pharmaceutical and biotechnology companies that are developing such therapies or seeking ways to make their clinical trials more efficient, as this flexibility enables them to focus on patients more likely to respond to a particular therapy and demonstrate a benefit from that therapy.

Collaborative relationships with physicians at Sarah Cannon Research Institute, University of Colorado, the University of California, San Diego, the University of Minnesota, the John Wayne Cancer Institute, Columbia University, Johns Hopkins Medical Institute, Vanderbilt University, University of Texas Southwestern Medical Center, St. Josephs of Orange, St. Luke’s Cancer Center, and Georgetown University. We have worked closely with a number of physicians at institutions on various collaborative projects in different cancer types including breast, NSCLC, prostate, colorectal, ovarian, bladder, renal and endometrial. These projects provide us access to leading researchers, clinicians and key thought leaders, access to valuable patient samples and insight into clinical applications for our assays. Some of these projects have resulted in publications in leading journals, such as Cancer Discovery and Cancer Medicine, which enhances our standing in the oncology community and supports our marketing efforts.

Our planned Target-Selector mutation assays would not be platform dependent. These assays are being designed to be able to be performed on almost any molecular instrument, which will provide flexibility in laboratory operations. To the extent we elect to develop these assays as IVDs, including by pursuing CE marks for such assays to be marketed outside the United States, the ability to rapidly deploy them on different approved instrument platforms already in many laboratories should greatly simplify their distribution and commercialization.

Our Assays, Products and Services

Assays, Products and Services

We currently offer and conduct our commercialized diagnostic assays and offer our clinical trial services at our CLIA-certified, CAP-accredited and state- licensed laboratory. We have commercialized our Target-Selector assays for a number of solid tumor indications such as: breast cancer, NSCLC, gastric cancer, colorectal cancer, prostate cancer, melanoma, pancreaticobiliary cancer, and ovarian cancer. These assays utilize our dual CTC and ctDNA technology platforms and provide biomarker analysis from a patient’s blood sample.

Our current assays and our planned near-term cancer diagnostic assays and clinical trial services include:

•

CTC and ctDNA Testing. Our current assays and our other planned cancer diagnostic assays are based on our Target-Selector technologies and are currently intended to be performed only in our clinical laboratory. After completing testing, we or our partners provide our customers with an easy to understand report that describes the results of the analyses performed, which is designed to help medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians make better decisions about the treatment of their patients.

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

Our lung cancer biomarker analysis offering currently includes FISH testing for ALK, ROS1, RET, MET and FGFR1 gene rearrangements, as well as analysis for the T790M, Deletion 19, and L858R mutations of the epidermal growth factor receptor, or EGFR gene, as well as BRAF, KRAS and NRAS. The L858R mutation of the EGFR gene and Exon 19 deletions as activators of EGFR kinase activity are associated with the use of the drugs Tarceva®, Gilotrif® and Iressa®. For lung cancer, we also offer a resistance profile assay consisting of the biomarkers MET, HER2 (both of which we perform using our technology for CTCs), KRAS, and T790M (both of which are performed using ctDNA in plasma). These assays can be used by physicians to identify the mechanism causing disease progression for patients with NSCLC who are being treated with tyrosine kinase inhibitor, or TKI, therapy and therefore may qualify patients for inclusion in a clinical trial. In November 2015, Tagrisso® was approved by the FDA, providing another biomarker-based therapy for the treatment of patients with EGFR-related lung cancer. Tagrisso® is indicated for the treatment of patients with metastatic disease, who have progressed on or after EGFR TKI therapy, and who have acquired a T790M resistance mutation. Recently, the FDA approved the combination of Novartis’ Tafinlar® (dabrafenib) and Mekinist® (trametinib) for the treatment of patients with metastatic NSCLC whose tumors express the BRAF V600E mutation, an FDA “breakthrough therapy” designation for patients who have received prior chemotherapy. This combination was approved in Europe for the same indication in March 2017. BRAF mutations, which appear in approximately 1-3% of NSCLC cases globally, are associated with Zelboraf® and Tafinlar® treatment, as these BRAF inhibitors are both approved for the treatment of patients with melanoma.

In September 2017, we launched our assay for mutations of the NRAS oncogene, which can be used to detect and monitor an actionable biomarker associated with multiple cancer types such as metastatic melanoma, colorectal and lung cancer. As a result, we now offer 15 CLIA-certified liquid biopsy tests utilizing our Target-Selector platform to determine the status of key cancer biomarkers listed in the National Comprehensive Cancer Network Guidelines®. Our NRAS assay combines our proprietary switch blocker technology for improved mutation detection with next generation sequencing, or NGS, resulting in ultra-high sensitivity.

Fibroblast growth receptor 1, or FGFR1, amplification is offered using our CTC technology. FGFR1 is present in several tumor types, including both NSCLC and small cell lung cancer, or SCLC, and has been shown to be a prognostic indicator of progression. FGFR1 is also a key target for several drugs undergoing clinical development.

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

In October 2017, we launched our pathology partnership initiative, branded as Empower TC, expanding access of our proprietary liquid biopsy testing to community pathologists and hospitals throughout the United States. The aim of this program is to incorporate community pathologists into the review of biomarkers found in liquid biopsy for patients diagnosed with cancer. Pathologists are now enabled to interpret our liquid biopsy results locally, while patient specimens will continue to be sent to us for processing in our CLIA-certified, CAP-accredited high complexity laboratory.

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

Pharmaceutical and Research Collaborations and Studies

We continue to execute on our strategies intended to expand our business globally, as well as to engage with pharmaceutical companies on clinical trials and assay development. We have preferred provider agreements in place in Mexico with Quest Diagnostics to support testing for Astra Zeneca. In addition, we have distribution agreements in place in Mexico, Uruguay, Turkey, the Czech Republic, the Philippines, Lebanon, Columbia, Israel and Canada.

We completed a study, published in Cancer Medicine in March 2013, utilizing our assay, and a version of this assay adapted for use with bone marrow samples, with a group at The University of Texas MD Anderson Cancer Center comprised of breast cancer surgeons, pathologists and basic researchers. In this study, we demonstrated the ability to identify HER2 positive CTCs and disseminated tumor cells, or DTCs, seen in bone marrow in patients that had been previously classified as

HER2 negative by analysis of their tumor tissue. A HER2 positive result in a patient with breast cancer provides an indication to the physician that there is likely to be a survival benefit from treatment with Herceptin®, which has been demonstrated in a number of large clinical studies.

We were involved in a clinical study led by investigators at the Dana-Farber Cancer Institute following up on the study findings, published in Cancer Medicine regarding CTCs. This study has completed enrolling patients. In the screening phase of this study, we tested in our CLIA-certified, CAP accredited, and state-licensed laboratory blood samples from HER2 negative patients based on standard tumor tissue analysis, to identify those patients that have HER2 positive CTCs. These patients were then assigned to chemotherapy plus Herceptin®, and followed for a period of time, with additional CTC assays, including biomarker analysis for HER2 using FISH, performed at subsequent time points. In December 2014, we announced findings that were presented at the San Antonio Breast Conference that 22% of 311 patients tested, who were previously HER2 negative according to a solid tumor biopsy, were found, upon disease progression, to be HER2 positive by CTC analysis, making them potential candidates for anti-HER2 therapy as the cancer evolves. Moreover, our multi-antibody CTC capture method identified a substantial subset of patients who would not likely be detected with commonly used CTC capture technologies. This added 10% (included in the 22%) to the number of women who were candidates for this highly specific targeted therapy.

With our cooperation, researchers at Columbia published a study in the journal Clinical and Translational Oncology in January 2015. The study demonstrated the high correlation (79%) of circulating tumor cells, primary tumor tissue biopsy and metastatic tumor tissue biopsy for determination of hormone receptor status (ER/PR) in breast cancer patients. The investigators also found that this high correlation was strongest when comparing metastatic tissue biopsy to CTCs (83%). The conclusion of the study was that determining ER/PR status in CTCs using our platform is feasible, with high concordance in ER/PR between tumor tissue (as determined with immunohistochemistry, or IHC) and CTCs (as determined with immunocytochemistry, or ICC). The authors suggest a larger trial to determine the prognostic significance of these findings.

In collaboration with the University of California, San Diego, in June 2015 we presented the clinical validation data of our ctDNA assay demonstrating a very high level of concordance to tissue results (88%), and with our >95% analytical sensitivity and 99% analytical specificity, that we offer a validated, robust non-invasive solution for mutation identification and monitoring in patients with lung cancer. The FDA approval of Tagrisso®, a third-generation tyrosine kinase inhibitor, presents an opportunity for patients to be monitored using a ctDNA assay.

During 2016, we announced a pharmaceutical collaboration agreement that provides testing for a clinical trial, which includes metastatic lung cancer patients with leptomeningeal or brain metastases. In this exploratory trial, we are testing both cerebrospinal fluid and blood for molecular alterations that could be impacted by treatment. In April 2016, we announced a collaboration involving a study conducted with Dr. Giuseppe Giaccone at the MedStar Georgetown University Hospital to assess resistance biomarkers in NSCLC patients treated with EGFR inhibitors or chemotherapy. Also in 2016, we announced another collaboration involving a study presented at the European Society for Medical Oncology, or ESMO, Annual Congress in October 2016, evaluating the detection of EGFR alterations (del19, L858R and T790M) by our Target-Selector liquid biopsy. Subsequent to this study, we have earned business in both Mexico and Columbia for EGFR testing in blood to qualify patients for a pharmaceutical company’s targeted therapy. The relationship also resulted in a 2017 study that includes peripheral blood CTC assessment of PD-L1 protein expression in patients undergoing chemotherapy as a monotherapy or in combination with a checkpoint inhibitor. In December 2016, we announced a clinical study agreement with Columbia University Medical Center to evaluate the clinical utility of our Target-Selector platform to diagnose leptomeningeal metastases, or LM, in breast cancer patients. Dr. Kevin Kalinsky leads the study to test CTCs in cerebrospinal fluid and blood, where CTC analysis will be compared to standard methods for confirming LM diagnosis.

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

In May 2017, we announced jointly with the Addario Lung Cancer Medical Institute, or ALCMI, entry into a clinical collaboration and initiation of the ALCMI-009 liquid biopsy clinical trial. This large-scale trial was developed and will be conducted by ALCMI with its consortium of leading U.S. and international oncology centers. The prospective, multi-center study, which plans to enroll 400 patients, will utilize our Target-Selector testing platform and services to detect and assess cancer biomarkers found in both CTCs and ctDNA from the blood of patients with lung cancer. We expect this study to commence in the first half of 2018.

In May 2017, we entered into a clinical study agreement with the University of Texas Southwestern Medical Center. Led by recognized oncologist and ALK alteration researcher, Dr. Saad Khan, the study is designed to evaluate the clinical utility of our Target-Selector platform for patients diagnosed with ALK-positive NSCLC and treated with ALK-inhibitor therapy. A second arm of the study will evaluate patients with rare cancers such as anaplastic thyroid cancer to determine if driver mutations such as ALK rearrangements can be identified and treated with targeted therapy to improve patient outcomes.

In October 2017, we entered into a promotion and marketing agreement with Miraca Life Sciences, Inc., or Miraca Life Sciences, to market our Target-Selector liquid biopsy tests and services to community-based oncologists and hematologists in specified sales territories in the United States. Based on the agreement, Miraca Life Sciences’ sales professionals will promote our liquid biopsy tests to both their existing and new clinician clients in designated sales territories, with the potential to expand the agreement to additional territories in the future. All tests will be performed in our CLIA-certified CAP-accredited laboratory.

In November 2017, we announced a collaboration involving 100 patients in a clinical study with the University of California, San Diego. The study entails clinical validation of the PD-L1 antibody clones 28-8 and 22C3 on our Target-Selector CTC platform. Concordance of PD-L1 protein expression in tissue biopsy versus liquid biopsy, as well as correlation of therapeutic response with PD-L1 liquid biopsy status, are the study objectives.

Also in November 2017, we submitted a scientific abstract in collaboration with Dr. Shilpa Gupta from the Masonic Cancer Center at the University of Minnesota. The abstract was accepted as a poster presentation for the April 2018 American Association for Cancer Research annual meeting. The results demonstrate proof-of-concept use of our Target-Selector CTC platform to correlate CTC count with clinical responses in refractory testicular cancer patients undergoing therapy. This work is part of a Phase 2 clinical trial of brentuximab vedontin (an anti-CD-30 antibody) with bevacizumab in refractory CD-30 + germ cell tumors. The capability for our Target-Selector CTC platform to monitor this rare cancer type presents the potential for a precision medicine-based approach to guide treatment decisions for these patients.

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

In December 2017, we signed an agreement with Wellmark, Inc., the largest health insurer in Iowa and South Dakota. The agreement marks our third Blue Cross Blue Shield contract and enables patients diagnosed with cancer the ability to access our proprietary testing services in-network under their Wellmark health plan.

We are currently contracted with nine preferred provider organization networks, three large health plans, and five regional independent physician associations, and expect to continue to gain contracts in order to be considered as an “in-network” provider with additional plans.

Laboratory Testing

From our CLIA-certified laboratory in San Diego, California, we provide test results from our current and planned CTC and ctDNA assays to medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians in community hospitals, cancer centers, group practices and offices. At the federal level, clinical laboratories, such as ours, must be certified under CLIA in order for us to perform testing on human specimens. Our laboratory is also accredited by CAP, which is one of six accreditation organizations approved by the Centers for Medicare and Medicaid Services, or CMS, under CLIA. Our clinical laboratory is located in California and we hold the requisite license from the California Department of Public Health to operate our laboratory. In addition, we hold licenses issued by the states of Florida, Maryland, Pennsylvania and Rhode Island to test specimens from patients in those states or received from ordering physicians from those states. In addition, our clinical reference laboratory is required to be licensed on a product-specific basis by New York as an out of state laboratory and our products, as LDTs, must be approved by the New York State Department of Health before they are offered in New York. As part of this process, the State of New York requires validation of our assays. We are currently in the process of addressing the requirements for licensure in New York, and we have obtained all required licenses and approvals in all other states requiring licensure of out-of-state laboratories.

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

Assay Development Process

Our Target-Selector assays were, and our planned additional CTC and ctDNA assays are being, developed and validated in conjunction with leading academic and clinical research centers to ensure that the needs of the clinical community are being met with the latest research on key biomarkers that affect patient care. We utilize a research and validation process to help ensure that we are providing diagnostic, prognostic and predictive information that is clinically relevant and accurate. The time-frame for this process from design through development and market launch is dependent upon, among other things, the biomarkers in question having been discovered and validated before we incorporate them in an assay, the specific clinical claims we plan to pursue, and the availability of high-quality samples for validation. Our development protocol calls for us to monitor and review the process in four stages as detailed below:

•

Stage 1, Research. We review known, validated biomarkers, preferably associated with a specific therapeutic or other high value treatment decision and discuss with clinical collaborators and key thought leaders to characterize the opportunity, the specific clinical setting and the product profile of the candidate assay.

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

We currently offer 15 assays that are available for clinical use that have completed all four stages of the development protocol. Other assays for both CTCs and ctDNA are in earlier stages of development. Markers for such assays include, but are not limited to, ESR1 and a multiplexed assay.

We may be required to seek FDA clearance or approval to expand the commercial use of assays to other laboratories and testing sites in the United States. We may also need to complete additional activities to submit each of these assays for regulatory clearance or approval before commercialization in each of the international markets where introduction is planned.

If the FDA finalizes its current draft guidance on a risk-based framework for regulation of LDTs, our process would also need to allow for obtaining FDA review, clearance or approval, as applicable, which would add delay, expense and risk to our current assay development process. In November 2016, the FDA put the process to review and issue this guidance on hold and has not yet provided further information as to when the process will move forward.

Research and Development

We incurred research and development expenses of $2.7 million and $3.4 million for the years ended December 31, 2016 and 2017, respectively, which represented 84% and 66% of our net revenues, respectively. Research and development expenses represented 13% of our total costs and expenses in each of the years ended December 31, 2016 and 2017. Major components of research and development expenses were direct personnel costs, laboratory equipment, consumables and overhead expenses.

Technology Development

In addition to developing new CTC and ctDNA assays for different cancers to be offered through our CLIA laboratory and adapting additional predictive biomarkers to these assays as their importance is demonstrated by the scientific and clinical research communities, we continue to focus on improving the base technologies underlying our assays and processes. We are exploring various ways to improve CTC capture efficiency and detection, as well as approaches to sub-categorize CTCs into different populations that may have clinical relevance. For example, by determining which antigens individual CTCs expressed that enabled their capture, we could differentiate, and enumerate, various CTC phenotypes, for example, epithelial versus mesenchymal. We are also working to simplify the assay process, and in general to provide a broader range of useful data on a patient’s cancer to assist the physician in determining an appropriate treatment. Some of these projects and initiatives include:

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

Development of automation throughout the assay process, but particularly at the visual evaluation steps, which include enumeration, any ICC for biomarkers beyond those used to identify CTCs, for example protein biomarkers, and FISH analysis, is a way to drive efficiencies, reduce costs, speed up turnaround time, and generate more reliable, uniform, and in some cases more sensitive data. We have implemented an automation solution for the visual analysis, which has been validated and implemented in our CLIA laboratory. We have also adapted a semi-automated system for the separation, processing and washing steps before running a sample on the microfluidic channel, which has also been validated and implemented in the CLIA laboratory. We are currently evaluating further steps in automation, including pipetting. These measures will reduce costs and time as well as allow for higher-throughput as sample volumes increase.

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

We have also developed proprietary and robust technology to detect and quantify mutant ctDNA in plasma originating from the same blood sample that is used for the previously described CTC analyses. In collaboration between Mexico’s Instituto Nacional de Cancerologia and AstraZeneca, a clinical evaluation of blood-based liquid biopsy mutational profiling using our service was performed on 60 advanced-stage non-small cell lung cancer patients. This poster discussion presentation at the European Society for Molecular Oncology in October 2016 demonstrated EGFR mutation detection (exon 19 deletions, L858R, and T790) by Target-Selector with 90% sensitivity, 100% specificity, 100% positive predictive value and 90.9% negative predictive value. The same cohort was then presented by the authors of the study at the World Lung Congress in October 2017. Target-Selector assays are highly sensitive with the ability to detect EGFR mutations down to one mutant copy per milliliter of plasma. The high concordance of ctDNA versus tissue exhibited in this work highlights Target-Selector plasma ctDNA assays as a viable and practical means to detect EGFR activating and acquired resistance mutations relevant for guiding targeted therapy decisions.

Clinical utility studies, which demonstrate the specific clinical setting in which a particular CTC or ctDNA assay is used, and how to use the information generated for medical, specifically treatment-related, decision making is a key part of our strategy and research and development plan. Data resulting from such studies is critical not only in the sales and marketing process, but also for reimbursement, as many health plans and government payers now ask for peer-reviewed publications describing such studies and results before agreeing to coverage of a specific assay. We are involved in and plan to become involved in numerous studies to further demonstrate the clinical utility of our assays.

Sales and Marketing

At December 31, 2017, our sales organization consisted of 14 sales representatives placed in strategic locations around the country that have high concentrations of cancer patients, and we may, depending on assay volume, potentially grow this number to 20-25 sales representatives within two years and to 30-35 within five years. We have defined sales territories and have hired sales professionals with extensive successful experience in clinical oncology sales or oncology diagnostic testing sales from leading biopharmaceutical, pharmaceutical or specialty reference laboratory companies. We plan on growing this specialized, oncology-focused sales force and supporting it with clinical specialists who bring significant technical knowledge in the use of CTC and ctDNA assays. We have also invested in sales headcount focusing on biopharma clinical trial opportunities.

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
•

add value for the payer community by delivering clinically actionable information and providing a cost-effective alternative to access clinically actionable information through the use of a simple blood test.

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

Competition

As a cancer diagnostics company focused on current and planned assays for CTCs and ctDNA from standard blood samples, we rely extensively on our ability to combine novel technology and biomarker information with high-quality, state-of-the art clinical laboratory testing. We believe that we compete principally on the basis of:

•

Our ability to utilize standard blood samples, enabling frequent testing of patients through the course of their disease in addition to, or without a biopsy, thereby reducing cost and trauma, saving time, and providing real-time information on the current status of the tumor;

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

•

our ability to rapidly integrate new biomarkers, either validated in academic laboratories or of interest to pharmaceutical and biopharmaceutical companies in the context of their new therapies, into our current and planned future assays, facilitating the expansion of actionable information for medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians;

•

our research and clinical collaborations with key academic and clinical study groups, which enhance our research and development resources and, by enhancing our standing in the oncology community, support our marketing efforts; and

•

our current and planned ctDNA assays based on our patented technology, which currently offer and are expected to continue to offer enhanced sensitivity and specificity in detecting mutation targets or resistance markers, again supporting treatment decisions.

We believe that we compete favorably with respect to these factors, although we cannot assure you that we will be able to continue to do so in the future or that new products or assays that perform better than our current and planned future assays and services will not be introduced. We believe that our continued success depends on our ability to:

•	Expand and enhance our current and planned Target-Selector assays to provide clinically meaningful information in additional cancers;
•	work with clinicians to design and implement clinical studies that demonstrate the clinical utility of our products;
•	continue to innovate and maintain scientifically advanced technology including development, regulatory approvals, and commercialization of Target-Selector IVD test kits;
•	successfully market and sell assays;
•	continue to comply with regulatory guidelines and obtain appropriate regulatory approvals in the United States and abroad as applicable;
•	continue to validate our pipeline of assays;
•	conduct or collaborate with clinical utility studies to demonstrate the application and medical value of our assays;
•	continue to seek to obtain positive coverage and reimbursement decisions from Medicare and private third-party payers;
•	continue to enter into sales and marketing partnerships;
•	maintain existing and enter into new research and clinical collaborations with key academic and clinical study groups;
•	continue to attract and retain skilled scientific, clinical, laboratory, and marketing personnel;
•	continue to participate in and gain clinical trial work through biopharma partnerships;
•	receive payment for the testing we provide for patients;

•	obtain patents or other protection for our technologies, assays and services; and
•	obtain and maintain our clinical reference laboratory accreditations and licenses.

Our principal competition comes from mainstream diagnostic methods, used by medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians for many years, which focus on tumor tissue analysis. The methods or behavior of medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians may be difficult to change regarding the use of our CTC and ctDNA testing, including molecular diagnostic testing, in their practices in conjunction with or instead of tissue biopsies and analysis. In addition, companies offering capital equipment and kits or reagents to local pathology laboratories represent another source of potential competition. These kits are used directly by the pathologist, which can facilitate adoption. Historically, we have focused our marketing and sales efforts on medical oncologists rather than pathologists, although commencing in October 2017, our Empower TC offering provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results and is available to pathology practices and hospital systems throughout the United States.

We also face competition from companies that offer products or are conducting research to develop products for CTC or ctDNA testing in various cancers. CTC and ctDNA testing is a new area of science and we cannot predict what assays others will develop that may compete with or provide results similar or superior to the results we are able to achieve with the assays we develop. Competitors include but are not limited to companies such as Atossa, Agena, Qiagen, Roche, Guardant Health, Menarini Silicon Biosystems (now owns Janssen Diagnostics), Alere (Adnagen), Illumina, Apocell, EPIC Sciences, Clearbridge Biomedics, Biodesix, Thermo Fisher Scientific, Foundation Medicine, Neogenomics, Cynvenio Biosystems, Genomic Health, Fluxion Biosciences, RareCells, ScreenCell, and Sysmex. Some of these groups, in addition to operating research and development laboratories, are establishing CLIA-certified testing laboratories while others are focused on selling equipment and reagents.

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

Some of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex assays that payers, medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians could view as functionally equivalent to our current or planned future assays, which could force us to lower the list price of our assays and impact our operating margins and our ability to achieve and maintain profitability. In addition, technological innovations that result in the creation of enhanced diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians or medical providers to provide specialized diagnostic assays similar to ours in a more patient-friendly, efficient or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, we may be unable to increase or create market acceptance and sales of our current or planned future assays, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability.

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

Third-Party Suppliers and Manufacturers

Some of the components used in our current or planned future products are currently sourced from a supplier for which alternative suppliers exist, but we have not validated the products of such alternative suppliers, and substitutes for these components might not be able to be obtained easily or may require substantial design or manufacturing modifications. Any significant problem experienced by any one of our suppliers may result in a delay or interruption in the supply of components to us until that supplier cures the problem or an alternative source of the component is located and qualified. Any delay or interruption would likely lead to a delay or interruption in our manufacturing operations. The inclusion of substitute components must meet our product specifications and could require us to qualify the new supplier with the appropriate government regulatory authorities.

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

As of December 31, 2017, we owned 25 issued patents and 23 patents pending related to our current technologies. Of these, 8 were issued and 5 were pending patents in the U.S., while 17 were issued and 18 were pending patents in non-U.S. territories. Separately, we also owned 7 issued patents related to our earlier microarray and cell analysis technology.

Microfluidic Channels. At December 31, 2017, we had 4 issued U.S. patents that are related to our current business, and in 2016 and 2017 we received an additional issued patent on our microfluidic channel in each of China and Hong Kong, respectively, in addition to our earlier allowances in Japan, Hong Kong, Europe, China, and South Korea, which cover our microfluidic channel technology. Further U.S. and foreign patent application are pending.

Blood Collection Tubes. In 2015, we received a U.S. patent related to our blood collection tubes, which contain reagents designed to prevent clumping of blood cells and CTCs that could clog the microfluidic channels and disrupt our assays.

Antibody Enrichment Cocktail. At December 31, 2017, we had 1 issued and 1 pending U.S. patent application, and 2 broadly issued European patents, as well as other corresponding foreign patent applications directed to our antibody capture cocktail technology. This technology includes using antibodies to a number of tumor-associated antigens from cancer cells of both epithelial and mesenchymal phenotype, as well as cancer stem cells.

Enhanced Staining. At December 31, 2017, we had 1 issued U.S. patent, 1 issued Chinese patent, and 1 issued Japanese patent, as well as corresponding foreign patent applications directed to this technology.

Target-Selector Mutation Detection Technology. At December 31, 2017, we co-owned 1 issued and 1 pending U.S. patent, and 1 issued Australian patent, with Aegea Biotechnologies, Inc., or Aegea. Under our agreement with Aegea, we have certain exclusive rights for oncology clinical testing and diagnostics as well as limited rights for oncology basic and clinical research. Aegea is responsible for the prosecution of 1 U.S. application, while we are responsible for the prosecution of the second U.S. application and its corresponding foreign applications. Lyle J. Arnold, Ph.D., our Senior Vice-President of Research & Development and Chief Scientific Officer, is the controlling person of Aegea.

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

After analysis, our in-house or contracted pathologists or a commercialization partner’s pathologists use laboratory information systems to prepare a comprehensive report, which may include selected relevant images associated with the specimen. Our Internet reporting portal allows a referring oncologist or pathologist to access his or her patient’s test results in real time in a secure manner that we believe to be compliant with the Health Insurance Portability and Accountability Act, or HIPAA, and other applicable standards. The reports are generated in industry standard .pdf formats which allows for high definition color images to be reproduced clearly. We send the results to the ordering physician and bill the payer using third-party medical billing software.

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

We have established a Quality Management Program for our laboratory designed to help ensure accurate and timely test results, to produce consistent high-quality testing services. The Quality Management Program documents the quality assurance and performance improvement plans and policies, and the laboratory quality assurance and quality control procedures necessary to ensure that we offer the highest quality of diagnostic testing services. This program is designed to satisfy all the requirements necessary for local and state licensures and accreditation for clinical diagnostic laboratories by CAP. We follow the policies and procedures for patient and employee safety, hazardous waste disposal and fire codes stated in the general laboratory procedure manual. We believe that all pertinent regulations of CLIA, the Occupational Safety and

Health Administration, the Environmental Protection Agency and the FDA are satisfied by following the established guidelines and procedures of our Quality Management Program.

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

Third-Party Payer Reimbursement

Revenues from our clinical laboratory testing are derived from several different sources. Depending on the billing arrangement, instructions of the ordering physician and applicable law, parties that reimburse us for our services include:

•	Third-party payers that provide coverage to the patient, such as an insurance company, a managed care organization or a governmental payer program;
•	physicians or other authorized parties, such as hospitals or independent laboratories, that order the testing service or otherwise refer the services to us;

•	patients in cases where the patient has no insurance, has insurance that partially covers the testing, or owes a co-payment, co-insurance or deductible amount;
•	collaboration partners; or
•	biopharmaceutical companies, universities or researchers for clinical trial work.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our testing. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our testing. The previous MAC for California, Palmetto GBA, LLC, or Palmetto, which is contracted with CMS to administer the MolDx program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our testing is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 82% and 76% of all billable cases received during the years ended December 31, 2016 and 2017, respectively, relate to our Target-Selector biomarker assays, we continue to receive orders for our traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. The CTC enumeration counts disease burden and is a prognostic test, and although oncologists find the information valuable, it does not currently meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector assays.

Reimbursement rates paid by private third-party payers can vary based on whether we are considered to be an “in-network” provider, a participating provider, a covered provider, an “out-of-network” provider or a non-participating provider. These definitions can vary among payers, but we are generally considered an “out-of-network” or non-participating provider by the vast majority of private third-party payers. An in-network provider usually has a contract with the payer or benefits provider. This contract governs, among other things, service-level agreements and reimbursement rates. In certain instances, an insurance company may negotiate an in-network rate for our testing. An in-network provider may have rates that are lower per assay than those that are out-of-network, and that rate can vary widely. The rate varies based on the payer, the testing type and often the specifics of the patient’s insurance plan. If a laboratory agrees to contract as an in-network provider, it generally expects to receive quicker payment and access to additional covered patients.

Billing and Billing Codes for Third-Party Payer Reimbursement

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

In order to ensure our coding is compliant, we have engaged industry experts to provide guidance on the proper coding of our assays. These experts include consultants at Senergene Solutions, LLC, Codemap, LLC and ADVI Health, LLC. However, coding can be complex, and payers may require differing codes for a given assay to effect payment. Changes in coding and reimbursement could adversely impact our revenues going forward, or payers could request that we reimburse them for payments we have already received. There can be no guarantees that Medicare and other payers will establish new positive or adequate coverage policies or reimbursement rates, or not change existing positive coverage policies, in the future.

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

Coverage and Reimbursement for our Current Assays and our Planned Future Assays

Our Medicare Administrative Contractor has issued a negative coverage determination for the enumeration component of all CTC assays. We have received reimbursement for the enumeration component of our assays from some private payers, including major private third-party payers, based on submission of standard CPT codes. FISH, ICC and Molecular Testing

CPT codes are the subject of positive coverage national or local Medicare determinations. We believe these codes can be used to bill for the analysis components of our current and planned future CTC assays, however, CMS, Palmetto or Noridian could adopt specific negative coverage policies for CTCs or ctDNA analysis in the future.

We expect these analysis components to have a significantly greater reimbursement value than the enumeration components of our current and anticipated CTC assays, based on a comparison of what we believe CellSearch® enumeration reimbursement rates currently are, versus existing reimbursement rates for analysis components such as FISH and ICC analysis and molecular testing.

Additionally, on March 16, 2018 CMS issued a final determination decision memo for NGS for Medicare Beneficiaries with Advanced Cancer (CAG-00450N).  Under this final determination, NGS tests that gain FDA approval or clearance as a companion diagnostic will receive coverage, and the final determination of coverage for NGS tests that are LDTs will be left up to the local MAC. Currently, only 1 of our 15 CLIA validated assays is NGS-based; however, we plan to offer additional NGS assays in the future. To gain coverage for those assays, we will need to apply to Palmetto, which is the MAC that evaluates and recommends payment coverage or denial for molecular testing in our jurisdiction. Historically, Palmetto has offered a path to reimbursement by providing coverage while data is being gathered known as Coverage with Data Development, or CDD. Going forward, the extent to which CDD will be continued, if at all, or to the extent that a process will be available in its place, if any, are unclear.

We believe, based on research showing that approximately 54% of new cancers occur in persons age 65 and older and that almost all Americans age 65 and older are enrolled in Medicare that a substantial portion of the patients for whom we would expect to perform cancer diagnostic assays will have Medicare as their primary medical insurance. We cannot assure you that, even if our current and our planned future assays are otherwise successful, reimbursement for the currently Medicare-covered portions of our current and our planned future assays would, without Medicare reimbursement for the enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

Where there is a private or governmental third-party payer coverage policy in place, we bill the payer and the patient in accordance with the established policy. Where there is no coverage policy in place, we pursue reimbursement on a case-by-case basis. Our efforts in obtaining reimbursement based on individual claims, including pursuing appeals or reconsiderations of claims denials, could take a substantial amount of time, and bills may not be paid for many months, if at all. Furthermore, if a third-party payer denies coverage after final appeal, payment may not be received at all. We are working to decrease risks of nonpayment by implementing a revenue cycle management system.

We cannot predict whether, or under what circumstances, payers will reimburse for all components of our assays. Payment amounts can also vary across individual policies. Full or partial denial of coverage by payers, or reimbursement at inadequate levels, would have a material adverse impact on our business and on market acceptance of our assays.

Legislative and Regulatory Changes Impacting Clinical Laboratory Tests

From time to time, Congress has revised the Medicare statute and the formulas it establishes for both the Clinical Laboratory Fee Schedule, or CLFS, and the Physician Fee Schedule, or PFS. Annually, CMS releases the payment amounts under the Medicare fee schedules. The rates are important because they not only determine our reimbursement under Medicare, but those payment amounts are also often used as a basis for payment amounts set by other governmental and private third-party payers. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients.

In accordance with Section 1833 (h)(2)(A)(i) of the Social Security Act, the annual update to the CLFS for calendar year 2018 is 1.10% (see 42 CFR405.509(b)(1)). With respect to our diagnostic services for which we expect to be reimbursed under PFS, CMS issues a Final Rule on an annual basis. Since 2015, the PFS Final Rules have included both increases and decreases in certain relative value units and geographic adjustment factors used to determine reimbursement for a number of codes used in our current assays and our planned future assays. These codes describe services that we must perform in connection with our assays and we bill for these codes in connection with the services that we provide.

In addition, other legislative changes have been proposed and adopted since the Patient Protection and Affordable Care Act, or ACA, was enacted in March 2010. The Protecting Access to Medicare Act of 2014, or PAMA, was signed to law, which, among other things, significantly alters the current payment methodology under the CLFS. Under the new law, issued in

2016 and the reporting period beginning in 2017 and every three years thereafter (or annually in the case of advanced diagnostic lab tests), clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes during a time period. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Beginning in 2018, the Medicare payment rate for each clinical diagnostic lab test is equal to the weighted median amount for the test from the most recent data collection period. The payment rate will apply to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. The PAMA rate changes to our tests that were impacted did not materially affect our payments beginning in 2018; however, we cannot predict how this may change future payment in coming years. Also, under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made as of April 1, 2014, CMS is required to assign a unique billing code if one has not already been assigned by the agency. In addition to assigning the code, CMS was required to publicly report payment for the tests no later than January 1, 2016. Further, under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. We cannot determine at this time the full impact of PAMA on our business, financial condition and results of operations.

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

Some of our Medicare claims may be subject to policies issued by Palmetto and Noridian Healthcare Solutions, our former and current MACs for California, respectively. Palmetto is contracted with CMS to administer the MolDx program, which sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays. Palmetto has issued a Local Coverage Determination, whereby Palmetto will not cover many molecular diagnostic assays, such as the enumeration component of our current assays, unless the test is expressly included in a National Coverage Determination issued by CMS or a Local Coverage Determination or coverage article issued by Palmetto. Currently, laboratories may submit coverage determination requests to Palmetto for consideration and apply for a unique billing code for each assay (which is a separate process from the coverage determination). In the event that a non-coverage determination is issued, the laboratory must wait six months following the determination to submit a new request. Palmetto currently has a negative coverage determination for the enumeration component of CTC assays, but there is no such negative coverage determination for the analysis component of such CTC assays. Denial (or continuation of denial) of coverage for the enumeration component of our current and anticipated CTC assays by Palmetto or its successor MAC, Noridian Healthcare Solutions, which adopts coverage policies set by the MolDx program, or reimbursement at inadequate levels, would have a material adverse impact on our business and on market acceptance of our current assays and our planned future assays. Noridian Healthcare Solutions intends to follow, for CTC assays, the positive or negative coverage determinations which from time to time Palmetto makes as well as any coverage policy changes set by the MolDx program. On November 27, 2013, Palmetto denied our request for coverage for the enumeration/detection portion of our testing. We have not received any other indications to suggest that the negative coverage determination will be reversed. The CTC enumeration counts disease burden and is a prognostic test, and although oncologists find this information valuable, it does not meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector assays.

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

We are subject to survey and inspection every two years to assess compliance with program standards and may be subject to additional unannounced inspections. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. In addition, a laboratory like ours that is certified as “high complexity” under CLIA may obtain analyte-specific reagents, which are used to develop LDTs.

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

In addition, HIPAA also created new federal crimes, including health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private third-party payers. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from federal health care programs, such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from federal health care programs.

Finally, another development affecting the health care industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government and permit such individuals to share in any amounts paid by the entity to the government in fines or settlement. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, and some of these state laws apply where a claim is submitted to any third-party payer. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties ranging from $5,500 to $11,000 for each false claim.

Additionally, the civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Also, many states have laws similar to those listed above that may be broader in scope and may apply regardless of payer.

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

U.S. Food and Drug Administration

We provide our assays as LDTs. Historically; the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that offer LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). In recent years, however, the FDA has stated it intends to end its policy of enforcement discretion and regulate certain LDTs as medical devices. To this end, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs)”, respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The FDA has indicated that it does not intend to modify its policy of enforcement discretion until the draft guidance documents are finalized. In January 2017, the FDA announced that final guidance on the oversight of LDTs would allow for further public discussion. On January 13, 2017 the FDA issued a “Discussion Paper on Laboratory Developed Tests (LDTs),” which states that the material in the document does not represent a final version of the LDT draft guidance documents that were published in 2014 or position of the FDA; rather, the document is a method to encourage additional dialogue. The timing of when, if at all, the draft guidance documents will be finalized is unclear, and even then, the new regulatory requirements are proposed to be phased-in consistent with the schedule set forth in the guidance. Nevertheless, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time. LDTs with the same intended use as a cleared or approved companion diagnostic are defined in FDA’s draft guidance as “high-risk LDTs (Class III medical devices)” for which premarket review would be first to occur.

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

Segment and Geographical Information

We operate in one reportable business segment and historically have derived revenues primarily from within the United States.

Employees

As of December 31, 2017, we had a total of 95 full-time employees, 8 of whom hold doctorate degrees and 14 of whom are engaged in full-time research and development activities, as well as one part-time employee. We plan to expand production, sales and marketing and our research and development programs, and we plan to hire additional staff as these initiatives are implemented. None of our employees is represented by a labor union.

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

We have historically incurred substantial net losses, including net losses of $18.4 million and $21.6 million for the years ended December 31 2016 and 2017, respectively, and we have never been profitable. At December 31, 2017, our accumulated deficit was approximately $195.2 million. Before 2008, we were pursuing a business plan relating to fetal genetic disorders and other fields, all of which were unrelated to cancer diagnostics. The portion of our accumulated deficit that relates to the period from inception through December 31, 2007 is approximately $66.5 million.

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

On April 30, 2014, we borrowed $5.0 million pursuant to the terms of a credit facility, or the April 2014 Credit Facility, with Oxford Finance LLC, or Oxford. At December 31, 2017, a principal balance of approximately $1.2 million was outstanding and due within one year under the April 2014 Credit Facility. The April 2014 Credit Facility includes events of default, the occurrence and continuation of which provide Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the loans under the April 2014 Credit Facility, including foreclosure against our properties securing the April 2014 Credit Facility, including our cash. These events of default include, among other things, our failure to pay any amounts due under the April 2014 Credit Facility, a breach of covenants under the April 2014 Credit Facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250,000, and a final judgment against us in an amount greater than $250,000.

Accordingly, the occurrence of an event of default under our April 2014 Credit Facility, unless cured or waived, may have a material adverse effect on our results of operations.

Risks Relating to Our Business and Strategy

If we are unable to increase sales of our current products, assays and services or successfully develop and commercialize other products, assays and services, our revenues will be insufficient for us to achieve profitability.

We currently derive substantially all of our revenues from sales of diagnostic assays. We began offering our assays through our Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified, CAP accredited, and state-licensed laboratory in 2014. Additionally, our proprietary blood collection tubes, or BCTs, which allow for the intact transport of liquid biopsy samples for RUO from regions around the world, are anticipated to be sold to laboratory supply distributors commencing in 2018. We are in varying stages of research and development for other products and diagnostic assays that we may offer. If we are unable to increase sales of our existing products and diagnostic assays or successfully develop and commercialize other products and diagnostic assays, we will not produce sufficient revenues to become profitable.

If we are unable to execute our sales and marketing strategy for our products and diagnostic assays and are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our business.

We are an early stage molecular oncology diagnostics company and have engaged in only limited sales and marketing activities for the diagnostic assays we currently offer through our CLIA-certified, CAP accredited, and state-licensed laboratory. To date, our revenue has been insufficient to fund operations.

Although we believe that our current assays and our planned future assays, as well as our BCT product, represent a promising commercial opportunity, our products or assays may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market for our products and diagnostic assays and build that market through physician education, awareness programs and the publication of clinical trial results. Gaining acceptance in medical communities requires, among other things, publications in leading peer-reviewed journals of results from studies using our current products, assays and services and/or our planned future products, assays and services. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals would limit the adoption of our current products, assays and services and our planned future products, assays and services.

Our ability to successfully market the products and diagnostic assays that we have developed, and may develop in the future, will depend on numerous factors, including:

•	conducting clinical utility studies of such assays in collaboration with key thought leaders to demonstrate their use and value in important medical decisions such as treatment selection;
•	whether our current or future partners, vigorously support our offerings;
•	the success of our sales force;
•	whether healthcare providers believe such diagnostic assays provide clinical utility;
•	whether the medical community accepts that such diagnostic assays are sufficiently sensitive and specific to be meaningful in-patient care and treatment decisions;
•	our ability to continually source raw materials, BCTs, shipping kits and other products that we sell or consume in our manufacturing process that are of sufficient quality and supply;
•	our ability to continue to fund planned sales and marketing activities; and
•

whether private health insurers, government health programs and other third-party payers will adopt liquid biopsy-based assays in their guidelines, or cover such diagnostic assays and, if so, whether they will adequately reimburse us.

Failure to achieve widespread market acceptance of our current products, assays and services, as well as our planned future products, assays and services, would materially harm our business, financial condition and results of operations.

If we cannot develop products, assays and services to keep pace with rapid advances in technology, medicine and science, our operating results and competitive position could be harmed.

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. Several new cancer drugs have been approved, and a number of new drugs in clinical development may increase patient survival time. There have also been advances in methods used to identify patients likely to benefit from these drugs based on analysis of biomarkers. We must continuously develop new products and diagnostic assays and enhance any existing products, assays and services to keep pace with evolving standards of care. Our current products, assays and services and our planned future products, assays and services could become obsolete unless we continually innovate and expand them to demonstrate benefit in the diagnosis, monitoring or prognosis of patients with cancer. New cancer therapies typically have only a few years of clinical data associated with them, which limits our ability to develop products and diagnostic assays based on, for example, biomarker analysis related to the appearance or development of resistance to those therapies. If we cannot adequately demonstrate the applicability of our current products, assays and services and our planned future products, assays and services to new treatments, by incorporating important biomarker analysis, sales of our products, assays and services could decline, which would have a material adverse effect on our business, financial condition and results of operations.

If our current products, assays and services and our planned future products, assays and services do not continue to perform as expected, our operating results, reputation and business will suffer.

Our success depends on the market’s confidence that we can continue to provide reliable, high-quality products and assay results. We believe that our customers are likely to be particularly sensitive to product or assay defects and errors. As a result, the failure of our current or planned future products or assays to perform as expected, including with respect to our ability to maintain the sensitivity, specificity, concordance or reproducibility of such assays, would significantly impair our reputation and the public image of our products and cancer assays, and we may be subject to legal claims arising from any defects or errors.

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

The San Diego area has recently experienced serious fires and power outages and is considered to lie in an area with earthquake risk.

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

Our principal competition comes from mainstream diagnostic methods, used by medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians for many years, which focus on tumor tissue analysis. The methods or behavior of medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians may be difficult to change regarding the use of our CTC and ctDNA assays, including molecular diagnostic assays, in their practices in conjunction with or instead of tissue biopsies and analysis. In addition, companies offering capital equipment, BCTs, and kits or reagents to local pathology laboratories or laboratory supply distributors represent another source of potential competition. These kits are used directly by the pathologist, which can facilitate adoption. Historically, we have focused our marketing and sales efforts on medical oncologists rather than pathologists, although commencing in October 2017, our Empower TC offering provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results and is available to pathology practices and hospital systems throughout the United States.

We also face competition from companies that offer products or are conducting research to develop products for CTC or ctDNA assays in various cancers. CTC and ctDNA products, assays and services represent a new area of science and we cannot predict what products or assays others will develop that may compete with or provide results similar or superior to the results we are able to achieve with the products or assays we develop. Competitors include but are not limited to companies such as Atossa, Qiagen, Roche, Guardant, Cancer Genetics, Agena, Alere (Adnagen), Illumina, Grail, Apocell, EPIC Sciences, Clearbridge Biomedics, Biodesix, Thermo Fisher Scientific, Foundation Medicine, Neogenomics, Cynvenio Biosystems, Genomic Health, Fluxion Biosciences, RareCells, ScreenCell, Menarini Silicon Biosystems and Sysmex. Some of these groups, in addition to operating research and development laboratories, are establishing CLIA-certified testing laboratories while others are focused on selling equipment and reagents.

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

Some of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex assays that payers, medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians could view as functionally equivalent to our current or planned future assays, which could force us to lower the list price of our assays and impact our operating margins and our ability to achieve and maintain profitability. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians or medical providers to provide specialized products or diagnostic assays similar to ours in a more patient-friendly, efficient or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, we may be unable to increase or create market acceptance and sales of our current or planned future products or assays, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability.

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

We expect to continue to incur significant expenses to develop and market products and diagnostic assays, which could make it difficult for us to achieve and sustain profitability.

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. For the years ended December 31, 2016 and 2017, our research and development expenses were $2.7 million and $3.4 million, respectively, and our sales and marketing expenses were $5.1 million and $6.3 million, respectively. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current products, assays and services and our planned future products, assays and services, continue to establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we need to generate significant revenues in order to achieve sustained profitability.

If medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians decide not to order our current or planned future assays, or if laboratory supply distributors or their customers decide not to order our current or planned future products, we may be unable to generate sufficient revenue to sustain our business.

To generate demand for our current products, assays and services and our planned future products, assays and services, we will need to educate medical oncologists, surgical oncologists, pulmonologists, pathologists, and other physicians and other health care professionals, as well as laboratory and medical equipment suppliers, on the clinical utility, benefits and value of the products, assays and services we provide through published papers, presentations at scientific conferences, educational programs and one-on-one education sessions by members of our sales force. In addition, we need to medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians of our ability to obtain and maintain coverage and adequate from third-party payers. We need to hire additional commercial, scientific, technical and other personnel to support this process. Unless an adequate number of medical practitioners order our current assays and our planned future assays, or unless an adequate number of laboratory supply distributors order our current and planned future products, we will likely be unable to create demand in sufficient volume for us to achieve sustained profitability.

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

Clinical utility studies show when and how to use a clinical test or assay and describe the particular clinical situations or settings in which it can be applied and the expected results. Clinical utility studies also show the impact of the test or assay results on patient care and management. Clinical utility studies are typically performed with collaborating oncologists or other physicians at medical centers and hospitals, analogous to a clinical trial, and generally result in peer-reviewed publications. Sales and marketing representatives use these publications to demonstrate to customers how to use a clinical test or assay, as well as why they should use it. These publications are also used with payers to obtain coverage for a test or assay, helping to assure there is appropriate reimbursement.

We need to conduct additional studies for our assays, increase assay adoption in the marketplace and obtain coverage and adequate reimbursement. Should we not be able to perform these studies, or should their results not provide clinically meaningful data and value for medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians, adoption of our assays could be impaired, and we may not be able to obtain coverage and adequate reimbursement for them.

The loss of key members of our executive management team could adversely affect our business.

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Michael W. Nall, our Chief Executive Officer and President, Lyle J. Arnold, Ph.D., our Senior Vice-President of Research & Development and Chief Scientific Officer, Veena M. Singh, M.D., our Senior Medical Director, Michael Terry, our Senior Vice President Commercial Operations, and Timothy C. Kennedy, our Chief Financial Officer, Senior Vice President of Operations and Secretary. The collective efforts of each of these persons and others working with them as a team are critical to us as we continue to develop our technologies, products, services, assays and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our executive management team each have employment agreements, however, the existence of an employment agreement does not guarantee retention of members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We do not maintain “key person” life insurance on any of our employees.

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

To succeed in selling our products and diagnostic assays and any other products or assays that we are able to develop, we must expand our sales force in the United States and/or internationally by recruiting additional sales representatives with extensive experience in oncology and established relationships with medical oncologists, surgical oncologists, pulmonologists, pathologists, oncology nurses, and other physicians and hospital personnel, as well as laboratory supply distributors. To achieve our marketing and sales goals, we will need to continue to build our sales and commercial infrastructure. Sales professionals with the necessary technical and business qualifications are in high demand, and there is a risk that we may be unable to attract, hire and retain the number of sales professionals with the right qualifications, scientific backgrounds and relationships with decision-makers at potential customers needed to achieve our sales goals. We expect to face competition from other companies in our industry, some of whom are much larger than us and who can pay greater compensation and benefits than we can, in seeking to attract and retain qualified sales and marketing employees. If we are unable to hire and retain qualified sales and marketing personnel, our business will suffer.

Our dependence on commercialization partners for sales of products, assays and services could limit our success in realizing revenue growth.

We intend to grow our business through the use of commercialization partners for the sales, marketing and commercialization of our current products, assays and services, as well as our planned future products, assays and services, and to do so we must enter into agreements with these partners to sell, market or commercialize our products, assays and services. These agreements may contain exclusivity provisions and generally cannot be terminated without cause during the term of the agreement. We may need to attract additional partners to expand the markets in which we sell products or assays. These partners may not commit the necessary resources to market and sell our products and diagnostics assays to the level of our expectations, and we may be unable to locate suitable alternatives should we terminate our agreement with such partners or if such partners terminate their agreement with us.

If current or future commercialization partners do not perform adequately, or we are unable to locate commercialization partners, we may not realize revenue growth.

We depend on third parties for the supply of blood samples and other biological materials that we use in our research and development efforts. If the costs of such samples and materials increase or our third-party suppliers terminate their relationship with us, our business may be materially harmed.

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

We currently rely on third-party suppliers for our BCTs, shipping kits, and critical materials needed to perform our current assays, as well as our planned future products, assays and services, and any problems experienced by them could result in a delay or interruption of their supply to us.

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

The marketing, sale and use of our products and current assays, as well our planned future products, assays and services, could lead to the filing of product liability claims against us if someone alleges that our products or assays failed to perform as designed. We may also be subject to liability for errors in the assay results we provide to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend.

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

If we cannot support demand for our current products, assays and services, as well as our planned future products, assays and services, including successfully managing the evolution of our laboratory service, our business could suffer.

As our product and assay volume grows, we will need to increase our assay capacity, implement automation, increase our scale and related processing, customer service, billing, collection and systems process improvements and expand our internal quality assurance program and technology to support assays on a larger scale. Examples of challenges we may face include, but are not limited to, maintaining the same validated sensitivity in our assays for both CTC and ctDNA analysis as our assay volume increases. We will also need additional clinical laboratory scientists and other scientific and technical personnel to process these additional assays. Any increases in scale, related improvements and quality assurance may not be successfully implemented and appropriate personnel may not be available. As additional products, assays and services are commercialized, we may need to bring new equipment on line, implement new systems, technology, controls and procedures and hire personnel with different qualifications. Failure to implement or maintain necessary procedures or to hire the necessary personnel could result in a higher cost of processing or an inability to meet market demand. We cannot assure you that we will be able to perform assays on a timely basis, or procure BCTs, shipping kits or other materials we sell, at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of our assay results, or that we will respond successfully to the growing complexity of our operations. If we encounter difficulty meeting market demand or quality standards for our current products, assays and services and our planned future products, assays and services, including with respect to our assays our ability to maintain the sensitivity, specificity, concordance and reproducibility of such assays, our reputation could be harmed, and our future prospects and business could suffer, which may have a material adverse effect on our financial condition, results of operations and cash flows.

Billing for our diagnostic assays is complex, and we must dedicate substantial time and resources to the billing process to be paid.

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

Several factors make the billing process complex, including:

•	differences between the list price for our assays and the reimbursement rates of payers;
•	compliance with complex federal and state regulations related to billing Medicare;
•	risk of government audits related to billing Medicare;
•	disputes among payers as to which party is responsible for payment;
•	differences in coverage and in information and billing requirements among payers, including the need for prior authorization and/or advanced notification;
•	the effect of patient co-payments or co-insurance;
•	changes to billing codes and/or coverage policies that apply to our assays;
•	incorrect or missing billing information; and
•	the resources required to manage the billing and claims appeals process.

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

We rely on third-party billing provider software, and an in-house billing function, to transmit claims to payers, and any delay in transmitting claims could have an adverse effect on our revenue.

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

We currently manufacture our proprietary microfluidic channels at our San Diego facility and intend to continue to do so. We believe we currently have adequate manufacturing capacity for our microfluidic channels. If demand for our current products, assays and services and our planned future products, assays and services increases significantly, we will need to either expand our manufacturing capabilities or outsource to other manufacturers. If we or third-party manufacturers engaged by us fail to manufacture and deliver our microfluidic channels or certain reagents in a timely manner, our relationships with our customers could be seriously harmed. We cannot assure you that manufacturing, or quality control problems will not arise as we attempt to increase the production of our microfluidic channels or reagents or that we can increase our manufacturing capabilities and maintain quality control in a timely manner or at commercially reasonable costs. If we cannot manufacture our microfluidic channels consistently on a timely basis because of these or other factors, it could have a significant negative impact on our ability to perform assays and generate revenues.

International expansion of our business would expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

Our business strategy is to pursue increased international expansion, including partnering with academic and commercial testing laboratories, and introducing our technology outside the United States as part of IVD test kits and/or testing systems utilizing our technologies. Doing business internationally involves a number of risks, including:

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

Continuing concerns over United States health care reform legislation and energy costs, geopolitical issues, the availability and cost of credit and government stimulus programs in the United States and other countries have contributed to increased volatility and diminished expectations for the global economy. These factors, combined with low business and consumer confidence and high unemployment, precipitated an economic slowdown and recession. If the economic climate deteriorates, our business, including our access to patient samples and the addressable market for products or diagnostic assays that we may successfully develop, as well as the financial condition of our suppliers and our third-party payers, could be adversely affected, resulting in a negative impact on our business, financial condition and results of operations.

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

We depend on information technology and telecommunications systems for significant aspects of our operations. In addition, our third-party billing software provider depends upon telecommunications and data systems provided by outside vendors and information we provide on a regular basis. These information technology and telecommunications systems support a variety of functions, including assay processing, sample tracking, quality control, customer service and support, billing and reimbursement, research and development activities and our general and administrative activities. Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from processing assays, providing assay results to medical oncologists, surgical oncologists, pulmonologists, pathologists, other physicians, billing payers, processing reimbursement appeals, handling patient or physician inquiries, conducting research and development activities and managing the administrative aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business.

Regulatory Risks Relating to Our Business

Healthcare policy changes, including recently enacted legislation reforming the U.S. health care system, may have a material adverse effect on our financial condition, results of operations and cash flows.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, enacted in March 2010, makes a number of substantial changes in the way health care is financed by both governmental and private insurers. Among other things, the ACA requires each medical device manufacturer to pay an excise tax equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. We believe that at this time this tax does not apply to our current diagnostic assays or to our products that are currently sold or in development; nevertheless, this could change in the future if either the FDA or the Internal Revenue Service, which regulates the payment of this excise tax, changes its position.

Although some of these provisions may negatively impact payment rates for clinical laboratory tests, the ACA also extends coverage to over 30 million previously uninsured people, which may result in an increase in the demand for our current assays and our planned future assays. The mandatory purchase of insurance has been strenuously opposed by a number of state governors, resulting in lawsuits challenging the constitutionality of certain provisions of the ACA. In 2012, the Supreme Court upheld the constitutionality of the ACA, with the exception of certain provisions dealing with the expansion of Medicaid coverage under the law. Since January 2017, the President of the United States has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Protecting Access to Medicare Act of 2014, or PAMA, was signed to law, which, among other things, significantly alters the current payment methodology under the CLFS. Under the new law, issued in 2016 and the reporting period beginning in 2017 and every three years thereafter (or annually in the case of advanced diagnostic lab tests), clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes during a time period. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Beginning in 2018, the Medicare payment rate for each clinical diagnostic lab test is equal to the weighted median amount for the test from the most recent data collection period. The payment rate will apply to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. The PAMA rate changes to our tests that were impacted did not materially affect our payments beginning in 2018; however, we cannot predict how this may change future payment in coming years. Also, under PAMA, the Centers for Medicare & Medicaid Services, or CMS, is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made as of April 1, 2014, CMS is required to assign a unique billing code if one has not already been assigned by the agency. In addition to assigning the code, CMS was required to publicly report payment for the tests no later than January 1, 2016. Further, under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. We cannot determine at this time the full impact of PAMA on our business, financial condition and results of operations.

Additionally, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers and suppliers of up to 2% per fiscal year, starting in 2013, and will remain in effect through 2024 unless additional congressional action is taken. The full impact on our business the sequester law is uncertain. In addition, the Middle-Class Tax Relief and Job Creation Act of 2012, or MCTRJCA, mandated an additional change in Medicare reimbursement for clinical laboratory tests.

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

Medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians may not order our current assays and our planned future assays unless third-party payers, such as managed care organizations and government payers (e.g., Medicare and Medicaid), pay a substantial portion of the assay price. Coverage and reimbursement by a third-party payer may depend on a number of factors, including a payer’s determination that assays using our technologies are:

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

We expect to depend on Medicare and a limited number of private payers for a significant portion of our revenues and if these or other payers stop providing reimbursement or decrease the amount of reimbursement for our current assays and our planned future assays, our revenues could decline.

Approximately 40% and 39% of total net revenues during the years ended December 31, 2016 and 2017, respectively, were associated with Medicare reimbursement. Approximately 11% and 19% of total net revenues during the years ended December 31, 2016 and 2017, respectively, were associated with Blue Cross Blue Shield reimbursement, and approximately 19% and 12%, respectively, of total net revenues were associated with United Healthcare reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare, Blue Cross Blue Shield, and United Healthcare covered-portions of our current assays and our planned future assays would, without such contracted payer reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

In addition, we are currently considered a “non-contracted provider” by many private payers because we have not entered into a specific contract to provide diagnostic assays to their insured patients at specified rates of reimbursement. Additionally, a significant amount of our non-Medicare business (private payers) has historically not been contracted, and reimbursement for this business has historically not been at “in network” rates and has therefore been inconsistent. We first began to contract private payer networks in 2015, and since then our number of accessions treated as “in network” has increased as we continue to execute additional contracts, and reimbursement is improving. We are currently contracted with nine preferred provider organization networks, three large health plans, and five regional independent physician associations, and expect to continue to gain contracts in order to be considered as an “in-network” provider with additional plans. If we were to become a contracted provider with additional payers in the future, the amount of overall reimbursement we receive would likely decrease because we could be reimbursed less money per assay performed at a contracted rate than at a non-contracted rate, which could have a negative impact on our revenues. Further, we typically are unable to collect payments from patients beyond that which is paid by their insurance and will continue to experience lost revenue as a result.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our assays. Because our laboratory is in California, the regional MAC for California is the relevant MAC for all our assays. The previous MAC for California, Palmetto, which is contracted with CMS to administer the MolDx program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our assays is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 82% and 76% of all billable cases received during the years ended December 31, 2016 and 2017, respectively, relate to our Target-Selector biomarker assays, we continue to receive orders for traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. The CTC enumeration counts disease burden and is a prognostic assay, and although valuable, it does not meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector assays.

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

We are subject to CLIA, a federal law regulating clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. Our clinical laboratory must be certified under CLIA in order for us to perform testing on human specimens. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We have a current certificate of accreditation under CLIA to perform high complexity testing, and our laboratory is accredited by CAP, one of six CLIA-approved accreditation organizations. To renew this certificate, we are subject to survey and inspection every two years. Moreover, CLIA and CAP inspectors may make periodic inspections of our clinical laboratory outside of the renewal process. The failure to comply with CLIA or CAP requirements can result in enforcement actions, including the revocation, suspension, or limitation of our CLIA and/or CAP certificate of accreditation, as well as a directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit and/or criminal penalties. We must maintain CLIA compliance and certification to be eligible to bill for assays provided to Medicare beneficiaries. If we were to be found out of compliance with CLIA program requirements and subjected to sanctions, our business and reputation could be harmed. Even if it were possible for us to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenue in doing so.

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

If we were to lose our CLIA certification or California laboratory license, whether as a result of a revocation, suspension or limitation, we would no longer be able to offer our assays, which would limit our revenues and harm our business. If we were to lose, or fail to obtain, a license in any other state where we are required to hold a license, we would not be able to test specimens from those states. If we were to lose our CAP accreditation, our reputation for quality, as well as our business, financial condition and results of operations, could be significantly and adversely affected.

If the FDA were to begin requiring approval or clearance of our current products or assays and our planned future products or assays, we could incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval or we could experience decreased demand for, or reimbursement of, our assays.

We provide our assays as LDTs. Historically; the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that offer LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). In recent years, however, the FDA has stated it intends to end its policy of enforcement discretion and regulate certain LDTs as medical devices. To this end, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs)”, respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The FDA has indicated that it does not intend to modify its policy of enforcement discretion until the draft guidance documents are finalized. In January 2017, the FDA announced that final guidance on the oversight of LDTs would allow for further public discussion. On January 13, 2017 the FDA issued a “Discussion Paper on Laboratory Developed Tests (LDTs),” which states that the material in the document does not represent a final version of the LDT draft guidance documents that were published in 2014 or position of the FDA; rather, the document is a method to encourage additional dialogue. The timing of when, if at all, the draft guidance documents will be finalized is unclear, and even then, the new regulatory requirements are proposed to be phased-in consistent with the schedule set forth in the guidance. Nevertheless, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time. LDTs with the same intended use as a cleared or approved companion diagnostic are defined in FDA’s draft guidance as “high-risk LDTs (Class III medical devices)” for which premarket review would be first to occur.

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

Some of the materials we use for our current products, assays and services and may use in our planned future products, assays and services are labeled for RUO. In November 2013, the FDA finalized guidance regarding the sale and use of products labeled for research or investigational use only. Among other things, the guidance advises that the FDA continues to be concerned about distribution of research or investigational use only products intended for clinical diagnostic use and that the manufacturer’s objective intent for the product’s intended use will be determined by examining the totality of circumstances, including advertising, instructions for clinical interpretation, presentations that describe clinical use, and specialized technical support, surrounding the distribution of the product in question. The FDA has advised that if evidence demonstrates that a product is inappropriately labeled for research or investigational use only, the device would be misbranded and adulterated within the meaning of the Federal Food, Drug and Cosmetic Act. Some of the materials and reagents obtained by us from suppliers for use in our current products, assays and services and our planned future products, assays and services are currently labeled as research or investigational use only products. If the FDA were to undertake enforcement actions, some of our suppliers might cease selling research or investigational use products to us, and any failure to obtain an acceptable substitute could significantly and adversely affect our business, financial condition and results of operations, including increasing the cost of materials or reagents used in our current products, assays and services or planned future products, assays and services or delaying, limiting or prohibiting the purchase of materials or reagents necessary to sell our current products or planned future products or to perform our current assays or our planned future assays.

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

Additionally, on March 16, 2018 CMS issued a final determination decision memo for NGS for Medicare Beneficiaries with Advanced Cancer (CAG-00450N).  Under this final determination, NGS tests that gain FDA approval or clearance as a companion diagnostic will receive coverage, and the final determination of coverage for NGS tests that are LDTs will be left up to the local MAC. Currently, only 1 of our 15 CLIA validated assays is NGS-based; however, we plan to offer additional NGS assays in the future. To gain coverage for those assays, we will need to apply to Palmetto, which is the MAC that evaluates and recommends payment coverage or denial for molecular testing in our jurisdiction. Historically, Palmetto has offered a path to reimbursement by providing coverage while data is being gathered known as Coverage with Data Development, or CDD. Going forward, the extent to which CDD will be continued, if at all, or to the extent that a process will be available in its place, if any, are unclear.

The requirement of pre-market review could negatively affect our business until such review is completed and clearance to market or approval is obtained. The FDA could require that we stop selling our products or diagnostic assays pending pre-market clearance or approval. If the FDA allows our products or assays to remain on the market but there is uncertainty about our products or assays, if they are labeled investigational by the FDA or if labeling claims the FDA allows us to make are very limited, orders from laboratory supply distributors and physicians, or reimbursement from third-party payers, may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and making a 510(k) submission or filing a pre-market approval application with the FDA. If the FDA requires pre-market review, our products or assays may not be cleared or approved on a timely basis, if at all. We may also decide voluntarily to pursue FDA pre-market review of our products or assays if we determine that doing so would be appropriate.

If we were required to conduct additional clinical studies or trials before continuing to offer assays that we have developed or may develop as LDTs, those studies or trials could lead to delays or failure to obtain necessary regulatory approval, which could cause significant delays in commercializing any future products and harm our ability to achieve sustained profitability.

If the FDA decides to require that we obtain clearance or approvals to commercialize our current assays or our planned future assays, we may be required to conduct additional pre-market clinical testing before submitting a regulatory notification or application for commercial sales. In addition, as part of our long-term strategy we may plan to seek FDA clearance or approval, so we can sell our assays outside our CLIA laboratory; however, we would need to conduct additional clinical validation activities on our assays before we can submit an application for FDA approval or clearance. Clinical trials must be conducted in compliance with FDA regulations or the FDA may take enforcement action or reject the data. The data collected from these clinical trials may ultimately be used to support market clearance or approval for our assays. It may take two years or more to conduct the clinical studies and trials necessary to obtain approval from the FDA to commercially launch our current assays and our planned future assays outside of our clinical laboratory. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our assay claims or that the FDA or foreign authorities will agree with our conclusions regarding our assay results. Success in early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior clinical trials and studies. If we are required to conduct pre-market clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our assay development costs and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial.

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

•

the federal Physician Payments Sunshine Act requirements under the ACA, which require certain manufacturers of drugs, devices, biologics and medical supplies to report to the U.S. Department of Health and Human Services information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians and teaching hospitals, and certain physician ownership and investment interests in such manufacturers; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers.

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

These laws contain significant fines and other penalties for wrongful use or disclosure of Protected Health Information. Given the complexity of HIPAA and HITECH and their overlap with state privacy and security laws, and the fact that these laws are rapidly evolving and are subject to changing and potentially conflicting interpretation, our ability to comply with the HIPAA, HITECH and state privacy requirements is uncertain and the costs of compliance are significant. Adding to the complexity is that our operations are evolving, and the requirements of these laws will apply differently depending on such things as whether or not we bill electronically for our services. The costs of complying with any changes to the HIPAA, HITECH and state privacy restrictions may have a negative impact on our operations. Noncompliance could subject us to criminal penalties, civil sanctions and significant monetary penalties as well as reputational damage.

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

The patent position of diagnostic companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsolved. The patent applications that we own, or in-license, may fail to result in issued patents with claims that cover our products or services in the United States or in other foreign countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our products and services, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our products and services, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

For example, in August 2016, we received a letter from MolecularMD Corp. offering a license to two U.S. Patents owned by the Memorial Sloan-Kettering Cancer Center, and licensed to MolecularMD Corp., that are relevant to one of the biomarkers we detect in our Liquid Biopsy Non-Small Cell Lung Cancer Profile Target-Selector assay and our Liquid Biopsy Lung Cancer Resistance Profile Target-Selector™ assay. One of the two patents is expected to expire in 2026. The other patent is expected to expire in 2028. Although we believe that the claims of both patents relevant to our assays would likely be held invalid, we cannot provide any assurances that a court or an administrative agency would agree with our assessment. If the validity of the relevant claims in question is upheld upon a validity challenge, then we may be liable for past damages and would need a license in order to continue commercializing our Liquid Biopsy Non-Small Cell Lung Cancer Profile Target-Selector Assay and our Liquid Biopsy Lung Cancer Resistance Profile Target-Selector Assay in the United States. However, such a license may not be available on commercially reasonable terms or at all, which could materially and adversely affect our business.

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

Competitors may infringe our patents or the patents of our licensors. Although we are not currently involved in any litigation, if we or one of our licensing partners were to initiate legal proceedings against a third-party to enforce a patent covering one of our products or services, the defendant could counterclaim that the patent covering our product or service is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Our collaborators may assert ownership or commercial rights to inventions we develop from our use of the biological materials which they provide to us, or otherwise arising from the collaboration.

We collaborate with several institutions, physicians and researchers in scientific matters. We do not have written agreements with certain of such collaborators, or the written agreements we have do not cover intellectual property rights. Also, we rely on numerous third parties to provide us with blood samples and biological materials that we use to develop assays. If we cannot successfully negotiate sufficient ownership and commercial rights to any inventions that result from our use of a third-party collaborator’s materials, or if disputes arise with respect to the intellectual property developed with the use of a collaborator’s samples, or data developed in a collaborator’s study, we may be limited in our ability to capitalize on the market potential of these inventions or developments.

Risks Relating to Our Common Stock

The price of our common stock may be volatile.

Before our initial public offering, there was no public market for our common stock. Market prices for securities of early-stage life sciences companies have historically been particularly volatile. The factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

•	progress, or lack of progress, in performing, developing and commercializing our current assays and our planned future assays;
•	favorable or unfavorable decisions about our assays from government regulators, insurance companies or other third-party payers;
•	our ability to remain compliant with the terms of our April 2014 Credit Facility;
•	our ability to recruit and retain qualified research and development personnel;
•	changes in investors’ and securities analysts’ perception of the business risks and conditions of our business;
•	changes in our relationship with key collaborators;
•	changes in the market valuation or earnings of our competitors or companies viewed as similar to us;
•	changes in key personnel;
•	depth of the trading market in our common stock;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the granting or exercise of employee stock options or other equity awards;
•	realization of any of the risks described herein; and
•	general market and economic conditions.

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

If we fail to satisfy the continued listing requirements of The NASDAQ Capital Market, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum stockholders’ equity requirement, NASDAQ may take steps to de-list our common stock. For example, in May 2016, we received a letter from NASDAQ indicating that we are not in compliance with the minimum stockholders’ equity requirement of NASDAQ Listing Rule 5550(b)(1), and in each of June 2016, November 2016, and January 2018, we received letters from NASDAQ indicating that we are not in compliance with the minimum bid price requirement of NASDAQ Listing Rule 5550(a)(2), which requires that companies listed on The NASDAQ Capital Market maintain a minimum closing bid price of at least $1.00 per share. If we fail to regain and/or maintain compliance with these, or any other of the continued listing requirements of The NASDAQ Capital Market, NASDAQ may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with NASDAQ’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with NASDAQ’s listing requirements.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	the rate of adoption and/or continued use of our current assays and our planned future assays by healthcare practitioners;
•	variations in the level of expenses related to our development programs;
•	addition or reduction of resources for sales and marketing;
•	addition or termination of clinical utility studies;
•	any intellectual property infringement lawsuit in which we may become involved;
•	third-party payer determinations affecting our assays; and
•	regulatory developments affecting our assays.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

If securities or industry analysts issue an adverse opinion regarding our stock or do not publish research or reports about our company, our stock price and trading volume could decline.

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

We had outstanding 68,038,349 shares of common stock as of March 26, 2018, of which no more than 2,008,182 are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of March 26, 2018, we had outstanding options to purchase 1,808,786 shares of our common stock, 185,920 shares of common stock were issuable upon the settlement of outstanding restricted stock units, or RSUs, and 41,503,131 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options or upon the settlement of outstanding RSUs generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm conducted in connection with Section 404(b) of the Sarbanes-Oxley Act after our public float is at least $75 million and we no longer qualify as an “emerging growth company,” may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2019, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, as well as reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, the President of the United States signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended, or the Code.  The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of

35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.  We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

Our ability to use our estimated net operating loss carryforwards and certain other tax attributes may be limited.

Our ability to utilize our estimated federal net operating loss, carryforwards and federal tax credits may be limited under Sections 382 and 383 of the Code. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the limitations apply if an “ownership change,” as defined by Section 382 of the Code, occurs. If we have experienced an ownership change at any time since our formation, we may already be subject to limitations on our ability to utilize our existing net operating losses and other tax attributes to offset taxable income. Future changes in our stock ownership (including in connection with future offerings, as well as other changes that may be outside of our control), may trigger an ownership change and, consequently, limitations under Sections 382 and 383 of the Code. As a result, if we earn net taxable income, our ability to use our estimated pre-change net operating loss carryforwards and other tax attributes to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. As of December 31, 2017, we had estimated federal and state net operating loss carryforwards of approximately $13.6 million and $15.0 million, respectively, and estimated federal and California research and development credits of approximately $5,000 and $3,395,000, respectively, which could be limited if we have experienced or do experience any “ownership changes.” We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future, however, we believe ownership changes likely occurred in each year from 2015 through 2018. As a result, we have estimated that the use of our net operating loss is limited and the amounts above represent the remaining net operating loss carryforwards and research and development credits we estimate can be used in the future, which remain fully offset by a valuation allowance to reduce the net asset to zero.

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

We have a lease for approximately 48,000 square feet of space in San Diego, California for use as a clinical reference laboratory and corporate headquarters, including manufacturing and research laboratories. As of December 31, 2017, the average rent for the remaining lease period is approximately $118,500 per month. This lease expires in July 2020.

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

	For the year ended December 31, 2017
	High	Low
First Quarter	$3.39	$0.78
Second Quarter	$2.26	$1.24
Third Quarter	$1.64	$1.11
Fourth Quarter	$1.35	$0.60

	For the year ended December 31, 2016
	High	Low
First Quarter	$5.64	$3.15
Second Quarter	$4.29	$1.68
Third Quarter	$2.40	$1.42
Fourth Quarter	$1.60	$0.74

The last sale price for our common stock as reported by The NASDAQ Capital Market on March 26, 2018 was $0.3149 per share.

Holders of Record

As of March 26, 2018, there were 197 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We are an early stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or “liquid biopsy.” Our current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy at diagnosis, progression or for monitoring in order to identify specific resistance mechanisms. Sometimes traditional procedures, such as surgical tissue biopsies, result in tumor tissue that is insufficient and/or unable to provide the molecular subtype information necessary for clinical decisions. Our assays, performed on blood, have the potential to provide more contemporaneous information on the characteristics of a patient’s disease when compared with tissue biopsy and radiographic imaging.

Our current assays and our planned future assays focus on key solid tumor indications utilizing our Target-SelectorTM liquid biopsy technology platform for the biomarker analysis of CTCs and ctDNA from a standard blood sample. Our patented Target-Selector CTC offering is based on an internally developed microfluidics-based cell capture and analysis platform, with enabling features that change how information provided by CTC testing is used by clinicians. Our CTC technology could also be validated on cerebral spinal fluid in order to provide information for patients with leptomeningeal disease.  Our patented Target-Selector ctDNA technology enables detection of mutations and genome alterations with enhanced sensitivity and specificity, and is applicable to nucleic acid from ctDNA, and could potentially be validated for other sample types such as bone marrow, tissue or cerebrospinal fluid. Our Target-Selector CTC and ctDNA platforms provide both biomarker detection as well as monitoring capabilities and require only a patient blood sample. We believe that our Target-Selector platform technology has the potential to be developed and commercialized as in vitro diagnostic (IVD) test kits, and we are currently pursuing this strategy.

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and accredited by the College of American Pathologists, or CAP. We also perform research and development that led to our current assays and planned assays, at this same facility. In addition, we manufacture our microfluidic channels, related equipment and certain reagents. The assays we offer and intend to offer are classified as laboratory developed tests, or LDTs, under CLIA regulations. CLIA certification is required before any clinical laboratory, including ours, may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, or treatment of disease or the assessment of health. In addition, we participate in and have received CAP accreditation, which includes rigorous bi-annual laboratory inspections and adherence to specific quality standards.

Our primary sales strategy is to engage medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians in the United States at private and group practices, hospitals and cancer centers. In addition, we market our clinical trial and research services to pharmaceutical and biopharmaceutical companies and clinical research organizations. Additionally, commencing in October 2017, our pathology partnership program, branded as Empower TCTM, provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results and is available to pathology practices and hospital systems throughout the United States. Further, our proprietary blood collection tubes, or BCTs, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world, are anticipated to be sold to laboratory supply distributors commencing in 2018.

Our revenue generating efforts are focused in three areas:

•

medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians who use the biomarker information we provide in order to determine the best treatment plan for their patients;

•	providing laboratory services utilizing both our CTC and ctDNA testing in order to help pharmaceutical and biopharmaceutical companies developing drug candidate therapies to treat cancer; and
•	licensing and/or selling our proprietary testing and/or technologies to partners in the United States and abroad.

Assays, Products and Services

We have commercialized our Target-Selector assays for a number of solid tumor indications such as: breast cancer, non-small cell lung cancer, or NSCLC, gastric cancer, colorectal cancer, prostate cancer, melanoma, pancreaticobiliary cancer, and ovarian cancer. These assays utilize our dual CTC and ctDNA technology platforms and provide biomarker analysis from a patient’s blood sample.

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

Our lung cancer biomarker analysis offering currently includes FISH testing for ALK, ROS1, RET, MET and FGFR1 gene rearrangements, as well as analysis for the T790M, Deletion 19, and L858R mutations of the epidermal growth factor receptor, or EGFR gene, as well as BRAF, KRAS and NRAS. The L858R mutation of the EGFR gene and Exon 19 deletions as activators of EGFR kinase activity are associated with the use of the drugs Tarceva®, Gilotrif® and Iressa®. For lung cancer, we also offer a resistance profile assay consisting of the biomarkers MET, HER2 (both of which we perform using our technology for CTCs), KRAS, and T790M (both of which are performed using ctDNA in plasma). These assays can be used by physicians to identify the mechanism causing disease progression for patients with NSCLC who are being treated with tyrosine kinase inhibitor, or TKI, therapy and therefore may qualify patients for inclusion in a clinical trial. In November 2015, Tagrisso® was approved by the U.S. Food and Drug Administration, or FDA, providing another biomarker-based therapy for the treatment of patients with EGFR-related lung cancer. Tagrisso® is indicated for the treatment of patients with metastatic disease, who have progressed on or after EGFR TKI therapy, and who have acquired a T790M resistance mutation. Recently, the FDA approved the combination of Novartis’ Tafinlar® (dabrafenib) and Mekinist® (trametinib) for the treatment of patients with metastatic NSCLC whose tumors express the BRAF V600E mutation, an FDA “breakthrough therapy” designation for patients who have received prior chemotherapy. This combination was approved in Europe for the same indication in March 2017. BRAF mutations, which appear in approximately 1-3% of NSCLC cases globally, are associated with Zelboraf® and Tafinlar® treatment, as these BRAF inhibitors are both approved for the treatment of patients with melanoma.

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

Fibroblast growth receptor 1, or FGFR1, amplification is offered using our CTC technology. FGFR1 is present in several tumor types, including both NSCLC and small cell lung cancer, or SCLC, and has been shown to be a prognostic indicator of progression. FGFR1 is also a key target for several drugs undergoing clinical development.

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

In October 2017, we launched our pathology partnership initiative, branded as Empower TC, expanding access of our proprietary liquid biopsy testing to community pathologists and hospitals throughout the United States. The aim of this program is to incorporate community pathologists into the review of biomarkers found in liquid biopsy for patients diagnosed with cancer. Pathologists are now enabled to interpret our liquid biopsy results locally, while patient specimens will continue to be sent to us for processing in our CLIA-certified, CAP-accredited high complexity laboratory.

Pharmaceutical and Research Collaborations

We continue to execute on our strategies intended to expand our business globally, as well as to engage with pharmaceutical companies on clinical trials and assay development. We have preferred provider agreements in place in Mexico with Quest Diagnostics to support testing for Astra Zeneca. In addition, we have distribution agreements in place in Mexico, Uruguay, Turkey, the Czech Republic, the Philippines, Lebanon, Columbia, Israel and Canada.

We completed a study, published in Cancer Medicine in March 2013, utilizing our assay, and a version of this assay adapted for use with bone marrow samples, with a group at The University of Texas MD Anderson Cancer Center comprised of breast cancer surgeons, pathologists and basic researchers. In this study, we demonstrated the ability to identify HER2 positive CTCs and disseminated tumor cells, or DTCs, seen in bone marrow in patients that had been previously classified as HER2 negative by analysis of their tumor tissue. A HER2 positive result in a patient with breast cancer provides an indication to the physician that there is likely to be a survival benefit from treatment with Herceptin®, which has been demonstrated in a number of large clinical studies.

We were involved in a clinical study led by investigators at the Dana-Farber Cancer Institute following up on the study findings, published in Cancer Medicine regarding CTCs. This study has completed enrolling patients. In the screening phase of this study, we tested in our CLIA-certified, CAP accredited, and state-licensed laboratory blood samples from HER2 negative patients based on standard tumor tissue analysis, to identify those patients that have HER2 positive CTCs. These patients were then assigned to chemotherapy plus Herceptin®, and followed for a period of time, with additional CTC assays, including biomarker analysis for HER2 using FISH, performed at subsequent time points. In December 2014, we announced findings that were presented at the San Antonio Breast Conference that 22% of 311 patients tested, who were previously HER2 negative according to a solid tumor biopsy, were found, upon disease progression, to be HER2 positive by CTC analysis, making them potential candidates for anti-HER2 therapy as the cancer evolves. Moreover, our multi-antibody CTC capture method identified a substantial subset of patients who would not likely be detected with commonly used CTC capture technologies. This added 10% (included in the 22%) to the number of women who were candidates for this highly specific targeted therapy.

With our cooperation, researchers at Columbia published a study in the journal Clinical and Translational Oncology in January 2015. The study demonstrated the high correlation (79%) of circulating tumor cells, primary tumor tissue biopsy and metastatic tumor tissue biopsy for determination of hormone receptor status (ER/PR) in breast cancer patients. The investigators also found that this high correlation was strongest when comparing metastatic tissue biopsy to CTCs (83%). The conclusion of the study was that determining ER/PR status in CTCs using our platform is feasible, with high concordance in ER/PR between tumor tissue (as determined with immunohistochemistry, or IHC) and CTCs (as determined with immunocytochemistry, or ICC). The authors suggest a larger trial to determine the prognostic significance of these findings.

In collaboration with the University of California, San Diego, in June 2015 we presented the clinical validation data of our ctDNA assay demonstrating a very high level of concordance to tissue results (88%), and with our >95% analytical sensitivity and 99% analytical specificity, that we offer a validated, robust non-invasive solution for mutation identification and monitoring in patients with lung cancer. The FDA approval of Tagrisso®, a third-generation tyrosine kinase inhibitor, presents an opportunity for patients to be monitored using a ctDNA assay.

During 2016, we announced a pharmaceutical collaboration agreement that provides testing for a clinical trial, which includes metastatic lung cancer patients with leptomeningeal or brain metastases. In this exploratory trial, we are testing both cerebrospinal fluid and blood for molecular alterations that could be impacted by treatment. In April 2016, we announced a collaboration involving a study conducted with Dr. Giuseppe Giaccone at the MedStar Georgetown University Hospital to assess resistance biomarkers in NSCLC patients treated with EGFR inhibitors or chemotherapy. Also in 2016, we announced another collaboration involving a study presented at the European Society for Medical Oncology, or ESMO, Annual Congress in October 2016, evaluating the detection of EGFR alterations (del19, L858R and T790M) by our Target-Selector liquid biopsy. Subsequent to this study, we have earned business in both Mexico and Columbia for EGFR testing in blood to qualify patients for a pharmaceutical company’s targeted therapy. The relationship also resulted in a 2017 study that includes peripheral blood CTC assessment of PD-L1 protein expression in patients undergoing chemotherapy as a monotherapy or in combination with a checkpoint inhibitor. In December 2016, we announced a clinical study agreement with Columbia

University Medical Center to evaluate the clinical utility of our Target-Selector platform to diagnose leptomeningeal metastases, or LM, in breast cancer patients. Dr. Kevin Kalinsky leads the study to test CTCs in cerebrospinal fluid and blood, where CTC analysis will be compared to standard methods for confirming LM diagnosis.

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

In May 2017, we announced jointly with the Addario Lung Cancer Medical Institute, or ALCMI, entry into a clinical collaboration and initiation of the ALCMI-009 liquid biopsy clinical trial. This large-scale trial was developed and will be conducted by ALCMI with its consortium of leading U.S. and international oncology centers. The prospective, multi-center study, which plans to enroll 400 patients, will utilize our Target-Selector testing platform and services to detect and assess cancer biomarkers found in both CTCs and ctDNA from the blood of patients with lung cancer. We expect this study to commence in the first half of 2018.

In May 2017, we entered into a clinical study agreement with the University of Texas Southwestern Medical Center. Led by recognized oncologist and ALK alteration researcher, Dr. Saad Khan, the study is designed to evaluate the clinical utility of our Target-Selector platform for patients diagnosed with ALK-positive NSCLC and treated with ALK-inhibitor therapy. A second arm of the study will evaluate patients with rare cancers such as anaplastic thyroid cancer to determine if driver mutations such as ALK rearrangements can be identified and treated with targeted therapy to improve patient outcomes.

In October 2017, we entered into a promotion and marketing agreement with Miraca Life Sciences, Inc., or Miraca Life Sciences, to market our Target-Selector liquid biopsy tests and services to community-based oncologists and hematologists in specified sales territories in the United States. Based on the agreement, Miraca Life Sciences’ sales professionals will promote our liquid biopsy tests to both their existing and new clinician clients in designated sales territories, with the potential to expand the agreement to additional territories in the future. All tests will be performed in our CLIA-certified CAP-accredited laboratory.

In November 2017, we announced a collaboration involving 100 patients in a clinical study with the University of California, San Diego. The study entails clinical validation of the PD-L1 antibody clones 28-8 and 22C3 on our Target-Selector CTC platform. Concordance of PD-L1 protein expression in tissue biopsy versus liquid biopsy, as well as correlation of therapeutic response with PD-L1 liquid biopsy status, are the study objectives.

Also in November 2017, we submitted a scientific abstract in collaboration with Dr. Shilpa Gupta from the Masonic Cancer Center at the University of Minnesota. The abstract was accepted as a poster presentation for the April 2018 American Association for Cancer Research annual meeting. The results demonstrate proof-of-concept use of our Target-Selector CTC platform to correlate CTC count with clinical responses in refractory testicular cancer patients undergoing therapy. This work is part of a Phase 2 clinical trial of brentuximab vedontin (an anti-CD-30 antibody) with bevacizumab in refractory CD-30 + germ cell tumors. The capability for our Target-Selector CTC platform to monitor this rare cancer type presents the potential for a precision medicine-based approach to guide treatment decisions for these patients.

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

In December 2017, we signed an agreement with Wellmark, Inc., the largest health insurer in Iowa and South Dakota. The agreement marks our third Blue Cross Blue Shield contract and enables patients diagnosed with cancer the ability to access our proprietary testing services in-network under their Wellmark health plan.

We are currently contracted with nine preferred provider organization networks, three large health plans, and five regional independent physician associations, and expect to continue to gain contracts in order to be considered as an “in-network” provider with additional plans.

Patents and Technology

We have issued patents with broad claims covering our blood collection tube, antibody cocktail approach, microchannel, and CTC detection methodologies. In addition to issuance of patents in the U.S., we have patents for our proprietary microchannel in China, Korea, Europe, Hong Kong, and Japan, and for our antibody cocktail in Australia, Europe, and Japan. Our patent estate continues to evolve, and in addition to the broad patent estate around our CTC platform, we expect issuances of multiple patents for our novel switch blocker technology in the near future, solidifying our proprietary enrichment methodology for detecting ctDNA with very high sensitivity. Our CTC platform patents were filed from 2005 through 2012, and we expect to have patent protection into the 2030s. Our patents and applications cover not only cancer as a target, but also prenatal and other rare cells of interest. Recently allowed patents in the U.S. cover the capture of “any target of interest on any solid surface” using our antibody capture approach. The patent for our proprietary specimen collection tubes expire in 2031.

As of December 31, 2017, we owned 25 issued patents and 23 patents pending related to our current technologies. Of these, 8 were issued and 5 were pending patents in the U.S., while 17 were issued and 18 were pending patents in non-U.S. territories. Separately, we also owned 7 issued patents related to our earlier microarray and cell analysis technology.

Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan depends on our ability to continue to develop and commercialize products and assays through our CLIA-certified, CAP-accredited, and state-licensed laboratory. We have commercialized our Target-Selector assays for breast cancer, non-small cell lung cancer, or NSCLC, gastric cancer, colorectal cancer, prostate cancer, melanoma, pancreaticobiliary cancer, and ovarian cancer, and plan to continue to launch a series of cancer diagnostic assays for different predictive biomarkers assays in the United States as LDTs performed in our laboratory, and enhance revenue for these products through the efforts of our sales and marketing organization, which we plan to expand. Our sales strategy is to engage medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians in the United States at private and group practices, hospitals and cancer centers. We also plan to continue to evaluate potential opportunities for the commercialization of our products and assays in other countries. Additionally, our proprietary BCTs, which allow for the intact transport of liquid biopsy samples for RUO from regions around the world, are anticipated to be sold to laboratory supply distributors commencing in 2018. In addition to testing for physicians and their patients, we offer clinical trials testing and research services to help increase the efficiency and economic viability of clinical trials for pharmaceutical and biopharmaceutical companies and clinical research organizations both within and outside of the United States. We are currently exploring the possibility of introducing ctDNA technology outside the United States as part of IVD test kits and/or testing systems utilizing our Target-Selector technologies. We plan to continue to cooperate with partners on accessing markets internationally either through partnerships with local groups and distributors or through the development of IVDs and/or test systems, including instrumentation. We also have a research and development program focused on technology enhancements, novel platform development, and evaluating clinical applications for our cancer diagnostic tests in different cancer types and clinical settings.

To facilitate market adoption of our products and assays, we anticipate having to successfully complete additional clinical utility studies with clinical samples to generate clinical utility data and then publish our results in peer-reviewed scientific journals. Our ability to complete such clinical studies is dependent upon our ability to leverage our collaborative relationships with leading institutions to facilitate our research, to conduct the appropriate clinical studies and to obtain favorable clinical data. We collaborate with physicians and researchers at Sarah Cannon Research Institute, University of Colorado, the University of California, San Diego, the University of Minnesota, the John Wayne Cancer Institute, Columbia University, Johns Hopkins Medical Institute, Vanderbilt University, University of Texas Southwestern Medical Center, St. Josephs of Orange, St. Luke’s Cancer Center, and Georgetown University and plan to expand our collaborative relationships to include other key thought leaders at other institutions for the cancer types we target with our Target-Selector commercialized assays and our planned future assays, as well as for our current and planned future products. Such relationships help us develop and validate the effectiveness and utility of our products, commercialized assays and our planned future assays in specific, clinical settings and provide us access to patient samples and data.

We believe that the factors discussed in the following paragraphs have had and are expected to continue to have a material impact on our results of operations and financial condition.

Revenues

Our revenues are generated from diagnostic services provided to physicians and billed to third-party insurance payers such as managed care organizations, Medicare and Medicaid and patients for any deductibles, coinsurance or copayments that may be due. Commencing on March 31, 2017, we recognize revenue related to commercial assays delivered and billed to Medicare and other third-party payers on an accrual basis when amounts that will ultimately be realized can be estimated upon delivery, whereby prior to March 31, 2017, we recognized revenues for such services on a cash basis as collected because the amounts ultimately expected to be received could not be estimated upon delivery due to insufficient collection history experience.

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

Our gross commercial revenues billed are subject to estimated deductions for such contractual discounts, payer-specific allowances and other reserves to arrive at reported net revenues, which relate to differences between amounts billed and corresponding amounts estimated to be subsequently collected. These third-party payer discounts and sales allowances are estimated based on a number of assumptions and factors, including historical payment trends, seasonality associated with the annual reset of patient deductible limits on January 1 of each year, and current and estimated future payments. The estimates of amounts that will ultimately be realized from commercial diagnostic services require significant judgment by us. Patients do not enter into direct agreements with us that commit them to pay any portion of the cost of the tests in the event that they have not met their annual deductible limit under their insurance policy, if any, or if their insurance otherwise declines to reimburse us. Adjustments to the estimated payment amounts are recorded at the time of final collection and settlement of each transaction as an adjustment to commercial revenue.

Costs and Expenses

We classify our costs and expenses into four categories: cost of revenues, research and development, sales and marketing, and general and administrative. Our costs and expenses principally consist of facility costs and overhead, personnel costs, outside services and consulting costs, laboratory consumables, development costs, and legal fees.

Cost of Revenues. Our cost of revenues consists principally of facility costs and overhead, personnel costs, and laboratory and manufacturing supplies and materials. We are pursuing various strategies to reduce and control our cost of revenues, including automating aspects of our processes, developing more efficient technology and methods, attempting to negotiate improved terms and volume discounts with our suppliers and exploring relocating our operations to a lower-cost facility.

Research and Development Expenses. We incur research and development expenses principally in connection with our efforts to develop and improve our tests. Our primary research and development expenses consist of direct personnel costs, laboratory equipment and consumables, and overhead expenses. We anticipate that research and development expenses will remain consistent in the near-term, principally to develop and validate tests in our pipeline and to perform work associated with clinical utility studies and development collaborations. In addition, we expect that our costs related to collaborations with research and academic institutions will increase. All research and development expenses are charged to operations in the periods in which they are incurred.

Sales and Marketing Expenses. Our sales and marketing expenses consist principally of personnel and related overhead costs for our sales team and their support personnel, travel and entertainment expenses, and other selling costs including sales collaterals and trade shows.

General and Administrative Expenses. General and administrative expenses consist principally of personnel-related expenses, professional fees, such as legal, accounting and business consultants, insurance costs, and other general expenses. We expect that our general and administrative expenses will increase as we expand our business operations. We further expect that general and administrative expenses will increase significantly due to increased information technology, legal, insurance, accounting and financial reporting expenses associated with expanded commercial activities.

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

The notes to our audited financial statements, which are included elsewhere in this Annual Report, contain a summary of our significant accounting policies. We consider the following accounting policies critical to the understanding of the results of our operations:

•	Revenue recognition;
•	stock-based compensation; and
•	going concern.

Revenue Recognition and Related Reserves

Through December 31, 2017, we recognized revenue in accordance with the provision of Accounting Standards Codification, or ASC, 954-605, Health Care Entities—Revenue Recognition, which required that four basic criteria must be met prior to recognition of revenue: (1) persuasive evidence of an arrangement existed; (2) delivery had occurred and title and the risks and rewards of ownership had been transferred to the client or services had been rendered; (3) the price was fixed or determinable; and (4) collectability was reasonably assured. Commencing on March 31, 2017, we recognize revenue related to billings for commercial assays delivered and billed to Medicare and other third-party payers on an accrual basis when amounts that will ultimately be realized can be estimated upon delivery, whereby prior to March 31, 2017, we recognized revenues for our commercial diagnostic services on a cash basis as collected because the amounts ultimately expected to be received could not be estimated upon delivery due to insufficient collection history experience. Commencing on January 1, 2018, we recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, which requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

Our gross commercial revenues billed are subject to estimated deductions for such contractual discounts, payer-specific allowances and other reserves to arrive at reported net revenues, which relate to differences between amounts billed and corresponding amounts estimated to be subsequently collected. These third-party payer discounts and sales allowances are estimated based on a number of assumptions and factors, including historical payment trends, seasonality associated with the annual reset of patient deductible limits on January 1 of each year, and current and estimated future payments. The estimates of amounts that will ultimately be realized from commercial diagnostic services require significant judgment by us. Patients do not enter into direct agreements with us that commit them to pay any portion of the cost of the tests in the event that they have not met their annual deductible limit under their insurance policy, if any, or if their insurance otherwise declines to reimburse us. Adjustments to the estimated payment amounts are recorded at the time of final collection and settlement of each transaction as an adjustment to commercial revenue. The estimation process used to determine third-party payer discounts and sales allowance has been applied on a consistent basis since March 31, 2017, and no significant subsequent adjustments have been necessary to increase or decrease these discounts and allowances as a result of changes in underlying estimates.

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

We account for stock-based compensation awards to non-employees in accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees. Under ASC 505-50, we determine the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable. All issuances of equity instruments issued to non-employees as consideration for goods or services received by us are accounted for based on the fair value of the equity instruments issued. These awards are recorded in expense and additional paid-in capital in stockholders’ equity over the applicable service periods based on the fair value of the options at the end of each period.

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

Going Concern

We assess and determine our ability to continue as a going concern under the provisions of ASC Topic 205-40, Presentation of Financial Statements—Going Concern, which requires us to evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that our annual and interim financial statements are issued. Certain additional financial statement disclosures are required if such conditions or events are identified. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting.

Determining the extent, if any, to which conditions or events raise substantial doubt about our ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgment by us. We have determined that there is substantial doubt about our ability to continue as a going concern for the one-year period following the date that our financial statements for the year ended December 31, 2017 were issued, which have been prepared assuming that we will continue as a going concern. We have not made any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

Years Ended December 31, 2016 and 2017

The following table sets forth certain information concerning our results of operations for the periods shown:

	For the year ended December 31,		Change
	2016	2017	$	%
(dollars in thousands)
Net revenues	$3,223	$5,069	$1,846	57%
Cost of revenues	6,920	9,345	2,425	35%
Research and development expenses	2,713	3,365	652	24%
General and administrative expenses	6,561	7,190	629	10%
Sales and marketing expenses	5,054	6,344	1,290	26%
Loss from operations	(18,025)	(21,175)	(3,150)	17%
Interest expense, net	(526)	(482)	44	(8%)
Other income	154	51	(103)	(67%)
Loss before income taxes	(18,397)	(21,606)	(3,209)	17%
Income tax expense	(2)	(8)	(6)	300%
Net loss	$(18,399)	$(21,614)	$(3,215)	17%

Net Revenues

Net revenues were approximately $5,069,000 for the year ended December 31, 2017, compared with approximately $3,223,000 for the same period in 2016, an increase of $1,846,000, or 57%. Of the $5,069,000 of net revenues recognized during the year ended December 31, 2017, $3,843,000 related to revenues recognized on an accrual basis, while $1,226,000 related to revenues recognized upon the receipt of cash, as compared to the same period in 2016 when $240,000 of revenues were recognized on an accrual basis and $2,983,000 of revenues were recognized upon the receipt of cash. During the three months ended March 31, 2017, we converted from cash-based revenue recognition for our commercial revenues to accrual-based revenue recognition. As a result of the change to accrual-based revenue recognition, we recognized total nonrecurring net revenue of $843,000 during the year ended December 31, 2017, which represents the estimated value of net accounts receivable at December 31, 2016 that was recognized as revenue during the year ended December 31, 2017, and the incremental net revenue recorded as a result of the change was $1,139,000, which represents the total amount of net revenue recorded in excess of the amount of commercial cash collections.

Total cash collections for commercial cases were $3,658,000 during the year ended December 31, 2017 as compared to $2,983,000 during the same period in 2016, an increase of $675,000 owed primarily to improvements in billing and collection timeliness and effectiveness, as well as increases in accession volume and the expected value per accession received prior to and during the year ended December 31, 2017 as compared to the same period in 2016. The net estimated revenue per commercial accession delivered since converting from cash-based revenue recognition to accrual-based revenue recognition on March 31, 2017 and through December 31, 2017 was approximately $988, based on 2,880 commercial accessions delivered and approximately $2,845,000 in corresponding commercial accrual-based revenues during that period. The $1,139,000 in incremental net revenue recognized was primarily related to the $843,000 of nonrecurring net revenue recognized as a result of converting to the accrual basis of revenue recognition, as well as increases in the expected value per accession received prior to and during the year ended December 31, 2017 as compared to the same period in 2016 and increased commercial case volumes received, as follows:

	Year ended December 31,		Change
	2016	2017	# / $	%
# Commercial accessions received	3,676	3,768	92	3%
$ Value estimated per commercial accession received	$988	$1,117	$129	13%

Additionally, there was a $32,000 increase in development services revenues during the year ended December 31, 2017 as compared to the same period in 2016, which was primarily related to increased development services case volumes delivered partially offset by a decrease in the estimated value per development services case delivered, as follows:

	Year ended December 31,		Change
	2016	2017	#	%
# Development services cases delivered	537	747	210	39%
$ Value estimated per development services accession delivered	$447	$365	$(82)	(18%)

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $9,345,000 for the year ended December 31, 2017, compared with approximately $6,920,000 for the year ended December 31, 2016, an increase of $2,425,000, or 35%. The increase was primarily attributable to an increase of $1,407,000 in personnel costs mainly related to higher assay volume as the average number of full-time laboratory and manufacturing employees increased from 28 full-time employees during the year ended December 31, 2016 to 39 full-time employees during the same period in 2017, as we created excess laboratory accession throughput capacity of approximately 30% as of December 31, 2017 in advance of an anticipated increase in accession volumes resulting from our expanded sales force and pathology partnership initiative. Additionally, there was an increase of $660,000 in depreciation expense, computer equipment, software amortization, and allocated information technology and facility charges as we implemented our pathology partnership initiative, invested in upgrading our laboratory equipment and information system and maintaining our facility, as well as increases of $404,000 in materials, shipping and other direct costs and $135,000 in third-party service provider and consulting costs associated with higher assay volume. These increases were partially offset by a decrease of $202,000 resulting from greater laboratory costs charged to research and development expenses associated with increased research and development activities.

Research and Development Expenses. Research and development expenses were approximately $3,365,000 for the year ended December 31, 2017, compared with approximately $2,713,000 for the year ended December 31, 2016, an increase of $652,000, or 24%. The increase was primarily attributable to an increase of $264,000 in higher personnel costs as the average headcount in our research and development function increased to 12 full-time employees during the year ended December 31, 2017 from 10 full-time employees during the same period in 2016, as we focus on the development and deployment of next generation sequencing, support and implementation of data-intensive laboratory processes, and new product validations. Additionally, there was an increase of $202,000 in laboratory costs allocated from cost of revenues and an increase of $99,000 in materials and other costs associated with increased research and development activities during the year ended December 31, 2017 as compared to the same period in 2016, as well as an increase of $49,000 in computer equipment, software and laboratory equipment preventative maintenance costs and an increase of $37,000 in allocated facilities charges.

General and Administrative Expenses. General and administrative expenses were approximately $7,190,000 for the year ended December 31, 2017, compared with approximately $6,561,000 for the year ended December 31, 2016, an increase of $629,000, or 10%. The increase was primarily due to an increase of $705,000 in non-stock-based compensation personnel costs and travel expenses as the average headcount included in the general and administrative function rose from 9 full-time employees during the year ended December 31, 2016 to 13 full-time employees during the same period in 2017, primarily resulting from bringing our billing function in-house in April 2017. Additionally, there was an increase of $247,000 in third-party service provider and consulting fees associated with increased commercial and strategic activities and our expanded investor relations function during the year ended December 31, 2017, in addition to increases of $157,000 in legal fees, $80,000 in accounting and audit fees, and $75,000 in computer equipment, office expenses, and other general and administrative costs associated with increased commercial and strategic activities. These increases were partially offset by decreases of $373,000 in stock-based compensation expense, $157,000 in directors and officers insurance costs, and $109,000 in third-party billing provider costs resulting from bringing our billing function in-house in April 2017.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $6,344,000 for the year ended December 31, 2017 compared with approximately $5,054,000 for the year ended December 31, 2016, an increase of $1,290,000, or 26%. The increase was primarily attributable to an increase of $1,194,000 in personnel and travel costs as the average headcount included in the sales and marketing function rose from 15 full-time employees during the year ended December 31, 2016 to 20 full-time employees during the same period in 2017 as we expanded our sales force, as well as increases of $114,000 in marketing materials, trade show and conference costs and $107,000 in computer equipment, allocated information technology costs, shipping and other office expenses associated with the expanded sales force and commercial activities, which were partially offset by a decrease of $126,000 in third-party service provider and consulting fees.

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

We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future, however, we believe ownership changes likely occurred in each year from 2015 through 2018. As a result, we have estimated that the use of our net operating loss is limited and the remaining net operating loss carryforwards and research and development credits we estimate can be used in the future remain fully offset by a valuation allowance to reduce the net asset to zero.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

Liquidity and Capital Resources

We are actively working to improve our financial position and enable the growth of our business, by raising new capital and generating revenues.

Equity Financings

Subsequent to the closing of a follow-on offering of our common stock and warrants to purchase shares of our common stock on February 13, 2015, cash proceeds of approximately $9.8 million were received in 2015 from the exercise of warrants sold in that offering, while approximately $2.7 million in gross warrant proceeds remain outstanding and available to be exercised at $4.68 per share until their expiration in February 2020.

In May 2015, the SEC declared effective a shelf registration statement filed by us, which expires in May 2018. The shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as our public float is less than $75 million. Pursuant to an exclusive placement agent agreement dated April 25, 2016 between us and H.C. Wainwright & Co., LLC, or Wainwright, and a securities purchase agreement dated April 29, 2016 between us and the purchasers signatory thereto, we received approximately $4.3 million of net cash proceeds upon the sale of our common stock and warrants to purchase our common stock. Subsequent to the closing of this offering on May 4, 2016, no warrants sold in this offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. Pursuant to an exclusive placement agent agreement dated March 28, 2017 between us and Roth Capital Partners, LLC as lead placement agent, and WestPark Capital and Chardan Capital as co-placement agents, a securities purchase agreement for an offering of 4,320,000 shares of our common stock was effected under this registration statement at a per share price of $2.15. In a concurrent private placement, we sold unregistered warrants to purchase up to an aggregate of 2,160,000 shares of our common stock that closed concurrently with the offering common stock sold pursuant to this shelf registration statement, of which none have been subsequently exercised. All warrants sold in this offering have a per share exercise price of $2.50 and expire on October 1, 2022. The closing of the sale of these securities to the purchasers occurred on March 31, 2017, when we received approximately $8.6 million of net cash proceeds. Pursuant to an exclusive placement agent agreement dated December 5, 2017 between us and Dawson James Securities, Inc. as lead placement agent, and WestPark Capital as co-placement agent, a securities purchase agreement for a registered direct offering of 4,925,000 shares of our common stock was effected under this registration statement at a per share price of $0.68. The placement agent was issued a warrant to purchase 246,250 shares of common stock at an exercise price of $0.85 per share, which is first exercisable on June 5, 2018 and expires on December 5, 2022. The closing of the sale of these securities occurred on December 8, 2017, when we received approximately $2.9 million of net cash proceeds. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

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

On January 30, 2018, we received net cash proceeds of approximately $13.3 million as a result of the closing of a follow-on public offering. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering, with approximately $16.4 million in gross warrant proceeds remaining outstanding and available to be exercised at $0.50 per share, subject to down round adjustment, until their expiration in January 2023.

Debt Financing

On April 30, 2014, we received net cash proceeds of approximately $4,898,000 pursuant to the execution of the April 2014 Credit Facility with Oxford Finance LLC. Upon the entry into the April 2014 Credit Facility, we were required to pay the lender a facility fee of $50,000 in conjunction with the funding of the term loan. The April 2014 Credit Facility is secured by substantially all of our personal property other than our intellectual property. Amounts due to Oxford Finance LLC under the April 2014 Credit Facility are callable before maturity by the lender under certain subjective acceleration clauses of the underlying agreement, including changes deemed to be materially adverse by the lender. The term loan under the April 2014 Credit Facility bears interest at an annual rate of 7.95% and matures on July 1, 2018. Under the original terms of the underlying agreement, we are also required to make a final payment to the lender equal to 5.5% of the original principal amount of the term loan funded. At our option, we may prepay the outstanding principal balance of the term loan in whole but not in part, subject to a prepayment fee of 1% of any amount prepaid.

On June 30, 2016, we entered into an amendment of the April 2014 Credit Facility. This amendment required us to make interest-only payments on the term loan from July 1, 2016 through September 30, 2016, and also requires an additional final payment of $50,000 to the lender. The terms of the amendment required the amortization of the outstanding amount due under the term loan to commence at the end of the applicable interest-only period, with monthly payments of principal and interest, in arrears, being made by us to the lender in consecutive monthly installments following such interest-only period. Additionally, pursuant to the amendment the aggregate outstanding principal amount of our permitted indebtedness, consisting of capitalized lease obligations and purchase money indebtedness outstanding at any time, was increased to $1.2 million. The June 30, 2016 amendment of the April 2014 Credit Facility was accounted for as a modification of debt under applicable accounting guidance. On June 28, 2017, we entered into an amendment of the April 2014 Credit Facility whereby the aggregate outstanding principal amount of our permitted indebtedness was increased to $3.0 million.

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

A warrant to purchase up to 17,655 shares of our common stock at an exercise price of $14.16 per share with a term of 10 years was issued to Oxford Finance LLC on April 30, 2014. Issuance costs of approximately $102,000 associated with the term loan under the April 2014 Credit Facility were recorded as a discount to outstanding debt as of the closing date, resulting in net proceeds of $4,898,000. The estimated fair value of the warrant issued of approximately $233,000 was also recorded as a discount to outstanding debt as of the closing date. The discounts and other issuance costs are amortized to interest expense utilizing the effective interest method over the underlying term of the loan, with total unamortized discounts of approximately $78,000 and $33,000 remaining at December 31, 2016 and 2017, respectively. The effective annual interest rate associated with the April 2014 Credit Facility was 13.87% at both December 31, 2016 and 2017. As of December 31, 2017, total remaining principal payments of approximately $1,201,000 were due under the April 2014 Credit Facility and payable during the fiscal year ending December 31, 2018.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	For the year ended December 31,
	2016	2017
(dollars in thousands)
Cash provided by/(used in):
Operating activities	$(15,697)	$(19,651)
Investing activities	(451)	(1,400)
Financing activities	11,936	18,588
Net increase/(decrease) in cash	$(4,212)	$(2,463)

Cash Used in Operating Activities. Net cash used in operating activities was $19.7 million for the year ended December 31, 2017, compared to net cash used in operating activities of $15.7 million for the year ended December 31, 2016. The net increase of $4.0 million in cash used was primarily related to an increase of $3.2 million in cash used to fund our net loss, as well as a decrease of $0.6 million in net cash provided by operating assets and liabilities and a net decrease of $0.2 million in non-cash expenses primarily related to stock-based compensation expense.

Cash Used in Investing Activities. Net cash used in investing activities of approximately $1,400,000 and $451,000 during the years ended December 31, 2017 and 2016, respectively, was related to purchases of fixed assets.

Cash Provided by Financing Activities. Net cash provided by financing activities was $18.6 million for the year ended December 31, 2017, compared to net cash provided by financing activities of $11.9 million for the year ended December 31, 2016. Our primary sources of cash from financing activities during the year ended December 31, 2017 consisted of $8.6 million, $2.0 million and $2.9 million in net proceeds from our offerings in March, August and December 2017, respectively, as well as proceeds of $7.5 million from the exercise of common stock warrants sold in our offering in October 2016, which were partially offset by $2.6 million of principal payments made on indebtedness. Our primary sources of cash from financing activities during the year ended December 31, 2016 related to $9.0 million and $4.3 million in net proceeds from our offerings in October and May 2016, respectively, as well as $0.5 million in net proceeds received from the sale of common stock to Aspire Capital, which were partially offset by $1.8 million of principal payments made on indebtedness.

Liquidity, Capital Resources and Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. It may take several years to achieve positive operational cash flow, or we may not ever achieve positive operational cash flow. We expect that we will use the net proceeds from our sale of equity securities, if any, cash received from the licensing of our technology, if any, and our revenues from operations to hire sales and marketing personnel, support increased sales and marketing activities, fund further research and development, clinical utility studies and future enhancements of our assays, acquire equipment, implement automation and scale our capabilities to prepare for significant assay volume, for general corporate purposes and to fund ongoing operations and the expansion of our business, including the increased costs associated with expanded commercial activities. We may also use the net proceeds from our sale of equity securities, if any, cash received from the licensing of our technology, if any, and our revenues from operations to acquire or invest in businesses, technologies, services or products, although we do not have any current plans to do so.

As of December 31, 2017, our cash totaled $2.1 million, and our outstanding net indebtedness totaled $3.1 million. While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We have determined that there is substantial doubt about our ability to continue as a going concern for the one-year period following the date that our financial statements for the year ended December 31, 2017 were issued, and we expect that we will need additional financing to execute on our current or future business strategies beyond August 2018.

Subsequent to the closing of a follow-on offering of our common stock and warrants to purchase shares of our common stock on February 13, 2015, cash proceeds of approximately $9.8 million were received in 2015 from the exercise of warrants sold in that offering, while approximately $2.7 million in gross warrant proceeds remain outstanding and available to be exercised at $4.68 per share until their expiration in February 2020.

In May 2015, the SEC declared effective a shelf registration statement filed by us, which expires in May 2018. The shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as our public float is less than $75 million. Pursuant to an exclusive placement agent agreement dated April 25, 2016 between us and H.C. Wainwright & Co., LLC, or Wainwright, and a securities purchase agreement dated April 29, 2016 between us and the purchasers signatory thereto, we received approximately $4.3 million of net cash proceeds upon the sale of our common stock and warrants to purchase our common stock. Subsequent to the closing of this offering on May 4, 2016, no warrants sold in this offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. Pursuant to an exclusive placement agent agreement dated March 28, 2017 between us and Roth Capital Partners, LLC as lead placement agent, and WestPark Capital and Chardan Capital as co-placement agents, a securities purchase agreement for an offering of 4,320,000 shares of our common stock was effected under this registration statement at a per share price of $2.15. In a concurrent private placement, we sold unregistered warrants to purchase up to an aggregate of 2,160,000 shares of our common stock that closed concurrently with the offering common stock sold pursuant to this shelf registration statement, of which none have been subsequently exercised. All warrants sold in this offering have a per share exercise price of $2.50 and expire on October 1, 2022. The closing of the sale of these securities to the purchasers occurred on March 31, 2017, when we received approximately $8.6 million of net cash proceeds. Pursuant to an exclusive placement agent agreement dated December 5, 2017 between us and Dawson James Securities, Inc. as lead placement agent, and WestPark Capital as co-placement agent, a securities purchase agreement for a registered direct offering of 4,925,000 shares of our common stock was effected under this registration statement at a per share price of $0.68. The placement agent was issued a warrant to purchase 246,250 shares of common stock at an exercise price of $0.85 per share, which is first exercisable on June 5, 2018 and expires on December 5, 2022. The closing of the sale of these securities occurred on December 8, 2017, when we received approximately $2.9 million of net cash proceeds. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

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

On January 30, 2018, we received net cash proceeds of approximately $13.3 million as a result of the closing of a follow-on public offering. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering, with approximately $16.4 million in gross warrant proceeds remaining outstanding and available to be exercised at $0.50 per share, subject to down round adjustment, until their expiration in January 2023.

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

Item 8. Financial Statements and Supplementary Data

Biocept, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Biocept, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Biocept, Inc. (“Company”) as of December 31, 2017 and 2016, and the related statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2005.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 28, 2018

Biocept, Inc.

Balance Sheets

	December 31,	December 31,
	2016	2017
Current assets:
Cash	$4,609,332	$2,146,611
Accounts receivable, net	128,969	1,193,426
Inventories, net	549,045	498,702
Prepaid expenses and other current assets	484,649	416,600
Total current assets	5,771,995	4,255,339
Fixed assets, net	1,806,331	3,123,567
Total assets	$7,578,326	$7,378,906
Current liabilities:
Accounts payable	$960,486	$1,269,953
Accrued liabilities	1,160,036	1,752,363
Supplier financings	75,691	61,226
Current portion of equipment financings	262,674	408,992
Current portion of credit facility, net	1,934,665	1,168,811
Total current liabilities	4,393,552	4,661,345
Non-current portion of equipment financings	778,643	1,150,063
Non-current portion of credit facility, net	1,123,001	—
Non-current portion of interest payable	227,177	—
Non-current portion of deferred rent	397,292	271,464
Total liabilities	6,919,665	6,082,872
Commitments and contingencies (see Note 16)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2016 and 2017.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 17,499,397 shares issued and outstanding at December 31, 2016; 35,183,743 shares issued and outstanding at December 31, 2017.	1,750	3,518
Additional paid-in capital	174,292,781	196,542,123
Accumulated deficit	(173,635,870)	(195,249,607)
Total shareholders’ equity	658,661	1,296,034
Total liabilities and shareholders’ equity	$7,578,326	$7,378,906

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.

Statements of Operations and Comprehensive Loss

	For the year ended December 31,
	2016	2017
Net revenues	$3,223,096	$5,068,663
Costs and expenses:
Cost of revenues	6,920,111	9,345,122
Research and development expenses	2,713,367	3,364,747
General and administrative expenses	6,560,425	7,189,529
Sales and marketing expenses	5,054,230	6,343,971
Total costs and expenses	21,248,133	26,243,369
Loss from operations	(18,025,037)	(21,174,706)
Other income/(expense):
Interest expense, net	(525,880)	(482,623)
Other income	153,648	51,216
Total other income/(expense):	(372,232)	(431,407)
Loss before income taxes	(18,397,269)	(21,606,113)
Income tax expense	(2,053)	(7,624)
Net loss and comprehensive loss	$(18,399,322)	$(21,613,737)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	9,578,285	27,246,292
Diluted	9,578,285	27,246,292
Net loss per common share:
Basic	$(1.92)	$(0.79)
Diluted	$(1.92)	$(0.79)

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.

Statements of Shareholders’ Equity

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2015	6,556,685	$656	$158,928,627	$(155,236,548)	$3,692,735
Stock-based compensation expense	—	—	1,593,947	—	1,593,947
Shares issued for restricted stock units	4,449	1	(1)	—	—
Shares and warrants issued for May 2016 public offering, net of issuance costs	1,662,191	166	4,333,117	—	4,333,283
Shares and warrants issued for October 2016 public offering, net of issuance costs	9,100,000	910	8,971,815	—	8,972,725
Shares issued pursuant to stock purchase agreement, net of issuance costs	173,145	17	465,276	—	465,293
Fractional shares issued upon one-for-three reverse stock split	2,927	—	—	—	—
Net loss	—	—	—	(18,399,322)	(18,399,322)
Balance at December 31, 2016	17,499,397	1,750	174,292,781	(173,635,870)	658,661
Stock-based compensation expense	—	—	1,247,481	—	1,247,481
Shares issued for restricted stock units	155,829	16	(16)	—	—
Shares issued upon exercise of common stock warrants	6,816,850	682	7,497,853	—	7,498,535
Shares and warrants issued for March 2017 registered direct offering, net of issuance costs	4,320,000	432	8,559,527	—	8,559,959
Shares and warrant issued for August 2017 private placement, net of issuance costs	1,466,667	146	2,023,793	—	2,023,939
Shares issued for December 2017 registered direct offering, net of issuance costs	4,925,000	492	2,920,704	—	2,921,196
Net loss	—	—	—	(21,613,737)	(21,613,737)
Balance at December 31, 2017	35,183,743	$3,518	$196,542,123	$(195,249,607)	$1,296,034

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.

Statements of Cash Flows

	For the year ended December 31,
	2016	2017
Cash Flows from Operating Activities
Net loss	$(18,399,322)	$(21,613,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	322,029	575,717
Inventory reserve	(31,659)	(50,532)
Stock-based compensation	1,593,947	1,247,481
Non-cash interest expense related to credit facility and other financing activities	100,005	45,788
Gain on sale of fixed assets	(30,662)	—
Increase/(decrease) in cash resulting from changes in:
Accounts receivable, net	(94,769)	(1,064,457)
Inventory	(168,115)	100,875
Prepaid expenses and other current assets	494,734	518,863
Accounts payable	332,732	349,932
Accrued liabilities	165,543	236,927
Accrued interest	55,444	78,649
Deferred rent	(36,965)	(76,232)
Net cash used in operating activities	(15,697,058)	(19,650,726)
Cash Flows from Investing Activities:
Proceeds from sale of fixed assets	30,662	—
Purchases of fixed assets	(482,065)	(1,400,180)
Net cash used in investing activities	(451,403)	(1,400,180)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	13,771,301	13,505,094
Proceeds from exercise of common stock warrants	—	7,498,535
Net proceeds from sale-leaseback transaction	—	150,848
Payments on equipment financings	(86,227)	(166,348)
Payments on supplier and other third-party financings	(510,123)	(465,279)
Payments on credit facility	(1,238,487)	(1,934,665)
Net cash provided by financing activities	11,936,464	18,588,185
Net decrease in Cash	(4,211,997)	(2,462,721)
Cash at Beginning of Period	8,821,329	4,609,332
Cash at End of Period	$4,609,332	$2,146,611
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$358,632	$358,471
Income taxes	$2,053	$5,273

The accompanying notes are an integral part of these financial statements.

Non-cash Investing and Financing Activities:

During the years ended December 31, 2016 and 2017, Biocept, Inc., or the Company, financed insurance premiums of approximately $547,000 and $451,000, respectively, through third-party financings (see Note 9). During the year ended December 31, 2016, the Company received a partial refund of $3,933 related to an insurance premium previously financed.

Fixed assets purchased totaling approximately $975,000 and $719,000 during the years ended December 31, 2016 and 2017, respectively, were recorded as equipment financing obligations and were excluded from cash purchases in the Company’s statements of cash flows (see Note 8). During the year ended December 31, 2016, fixed assets with an aggregate net book value of approximately $270,000, which had previously been recorded as equipment financing obligations with remaining outstanding balances owed totaling approximately $240,000, were effectively disposed of and replaced with upgraded equipment recorded as equipment financing obligations. During the year ended December 31, 2017, fixed assets with an aggregate net book value of approximately $34,000 were exchanged with a lender as partial payment on an outstanding equipment financing obligation balance.

The amount of unpaid fixed asset purchases excluded from cash purchases in the Company’s statements of cash flows decreased from approximately $64,000 at December 31, 2015 to $58,000 at December 31, 2016 to $31,000 at December 31, 2017.

An offering of Company’s common stock and warrants to purchase its common stock closed on May 4, 2016 (see Note 4). In connection with the closing of this offering, warrants were issued to purchase up to an aggregate of 1,163,526 shares of common stock at an exercise price of $3.90 per share with a term of five years and an estimated grant date fair value of approximately $2.0 million, which was recorded as an offset to additional paid-in capital (see Note 5). Additionally, approximately $653,000 of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance.

An offering of the Company’s common stock and warrants to purchase its common stock closed on October 19, 2016 (see Note 4). In connection with the closing of this offering, warrants to purchase up to an aggregate of 9,100,000 shares of common stock with estimated grant date fair value of approximately $0.57 per share were issued (see Note 5). Additionally, the underwriters were granted a 30-day option to purchase up to 1,365,000 additional shares of common stock at a price of $1.0331 per share, net of the underwriting discount, and/or additional warrants to purchase up to 1,365,000 shares of common stock at a price of $0.0009 per warrant to cover overallotments, if any (see Note 5). The estimated aggregate grant date fair value of the overallotment options and warrants of approximately $0.8 million, as well as an additional $1,037,000 million of fees and costs directly associated with this offering, were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance.

An offering of the Company’s common stock and warrants to purchase its common stock occurred on March 31, 2017 (see Note 4). In the offering, warrants were issued to purchase up to an aggregate of 2,160,000 shares of common stock at an exercise price of $2.50 per share with a term of five years and an estimated aggregate grant date fair value of approximately $2.8 million, which was recorded as an offset to additional paid-in capital (see Note 5). Additionally, approximately $728,000 of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance.

An offering of the Company’s common stock and a warrant to purchase its common stock occurred on August 9, 2017 (see Note 4). In the offering, a warrant was issued to purchase up to 1,434,639 shares of common stock at an exercise price of $1.50 per share with a term of five years and an estimated grant date fair value of approximately $1.5 million, which was recorded as an offset to additional paid-in capital (see Note 5). Additionally, approximately $176,000 of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance.

An offering of the Company’s common stock and a warrant to purchase its common stock occurred on December 8, 2017 (see Note 4). In the offering, a warrant was issued to the placement agent to purchase up to 246,250 shares of common stock at an exercise price of $0.85 per share that is first exercisable on June 5, 2018 with a term of five years expiring on December 5, 2022 and an estimated grant date fair value of approximately $0.1 million, which was recorded as an offset to additional paid-in capital (see Note 5). Additionally, approximately $428,000 of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance.

The accompanying notes are an integral part of these financial statements.

BIOCEPT, INC.

NOTES TO FINANCIAL STATEMENTS

1. The Company and Business Activities

The Company was founded in California in May 1997 and is an early stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or liquid biopsy. The Company’s current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy at diagnosis, progression or for monitoring in order to identify specific resistance mechanisms. Sometimes traditional procedures, such as surgical tissue biopsies, result in tumor tissue that is insufficient and/or unable to provide the molecular subtype information necessary for clinical decisions. The Company’s assays, performed on blood, have the potential to provide more contemporaneous information on the characteristics of a patient’s disease when compared with tissue biopsy and radiographic imaging. Additionally, commencing in October 2017, the Company’s pathology partnership program, Empower TC, provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results and is available to pathology practices and hospital systems throughout the United States. Further, the Company’s proprietary blood collection tubes, which allow for the intact transport of liquid biopsy samples for research use only from regions around the world, are anticipated to be sold to laboratory supply distributors commencing in 2018.

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

2. Liquidity and Going Concern Uncertainty

As of December 31, 2017, cash totaled $2.1 million and the Company had an accumulated deficit of $195.2 million. For the years ended December 31, 2016 and 2017, the Company incurred net losses of $18.4 million and $21.6 million, respectively. At December 31, 2017, the Company had aggregate net interest-bearing indebtedness of approximately $3.1 million, of which approximately $2.0 million was due within one year, in addition to approximately $2.7 million of other non-interest bearing current liabilities. Additionally, in February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly amounts of $62,500 through May 2020, under which approximately $611,000 remained outstanding at December 31, 2017 (see Note 16). These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued. The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. The accompanying financial statements and notes do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

In May 2015, the SEC declared effective a shelf registration statement filed by the Company, which expires in May 2018. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as its public float is less than $75 million. Pursuant to an exclusive placement agent agreement dated April 25, 2016 between the Company and H.C. Wainwright & Co., LLC, or Wainwright, and a securities purchase agreement dated April 29, 2016 between the Company and the purchasers signatory thereto, the Company received approximately $4.3 million of net cash proceeds upon the sale of its common stock and warrants to purchase its common stock. Subsequent to the closing of this offering on May 4, 2016, no warrants sold in this offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. Pursuant to an exclusive placement agent agreement dated March 28, 2017 between the Company and Roth Capital Partners, LLC as lead placement agent, and WestPark Capital and Chardan Capital as co-placement agents, a securities purchase agreement for an offering of 4,320,000 shares of the Company’s common stock was effected under this registration statement at a per share price of $2.15. In a concurrent private placement, the Company sold unregistered warrants to purchase up to an aggregate of 2,160,000 shares of its common stock that closed concurrently with the offering common stock sold pursuant to this shelf registration statement, of which none have been subsequently exercised. All warrants sold in this offering have a per share exercise price of $2.50 and expire on October 1, 2022. The closing of the sale of these securities to the purchasers occurred on March 31, 2017, when the Company received approximately $8.6 million of net cash proceeds. Pursuant to an exclusive placement agent agreement dated December 5, 2017 between the Company and Dawson James Securities, Inc. as lead placement agent, and WestPark Capital as co-placement agent, a securities purchase agreement for a registered direct offering of 4,925,000 shares of the Company’s common stock was effected under this registration statement at a per share price of $0.68. The placement agent was issued a warrant to purchase 246,250 shares of common stock at an exercise price of $0.85 per share, which is first exercisable on June 5, 2018 and expires on December 5, 2022. The closing of the sale of these securities occurred on December 8, 2017, when the Company received approximately $2.9 million of net cash proceeds. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

On October 19, 2016, the Company received net cash proceeds of approximately $9.0 million as a result of the closing of a follow-on public offering. Subsequent to the closing of this offering on October 19, 2016, the offering’s underwriters exercised their overallotment option to purchase 627,131 option warrants for total proceeds of $564. Subsequent to the closing of this offering, approximately $7.5 million of additional cash proceeds had been received from the exercise of warrants sold in this offering, with approximately $3.2 million in gross warrant proceeds remaining outstanding and available to be exercised at $1.10 per share until their expiration in October 2021.

Pursuant to a common stock and warrant purchase agreement dated August 9, 2017, the Company received net cash proceeds of approximately $2.0 million as a result of the sale of its common stock and warrants. Subsequent to the closing of this offering, no additional cash proceeds had been received from the exercise of warrants sold in this offering, with approximately $2.2 million in gross warrant proceeds remaining outstanding and available to be exercised at $1.50 per share until their expiration in August 2022.

On January 30, 2018, the Company received net cash proceeds of approximately $13.3 million as a result of the closing of a follow-on public offering. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering, with approximately $16.4 million in gross warrant proceeds remaining outstanding and available to be exercised at $0.50 per share, subject to down round adjustment, until their expiration in January 2023.

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

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and are prepared on the basis that the Company will continue as a going concern (see Note 2). The accompanying financial statements and notes do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Going Concern

The Company assesses and determines its ability to continue as a going concern in accordance with the provisions of ASC Topic 205-40, Presentation of Financial Statements—Going Concern, which requires the Company to evaluate whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that its annual and interim financial statements are issued (see Note 2). Certain additional financial statement disclosures are required if such conditions or events are identified. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting. Determining the extent, if any, to which conditions or events raise substantial doubt about the Company’s ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgment by management.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments, including those related to accounts receivable, inventories, long-lived assets, income taxes, revenues, stock-based compensation, and the determination of the Company’s ability to continue as a going concern. The Company bases its estimates on various assumptions that it believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition and Accounts Receivable

The Company's commercial revenues are generated from diagnostic services provided as delivered to physicians and billed to third-party insurance payers such as managed care organizations, Medicare and Medicaid and patients for any deductibles, coinsurance or copayments that may be due. Through December 31, 2017, the Company recognized revenue in accordance with the provision of Accounting Standards Codification, or ASC, 954-605, Health Care Entities—Revenue Recognition, which required that four basic criteria must be met prior to recognition of revenue: (1) persuasive evidence of an arrangement existed; (2) delivery had occurred and title and the risks and rewards of ownership had been transferred to the client or services had been rendered; (3) the price was fixed or determinable; and (4) collectability was reasonably assured. Commencing on March 31, 2017, the Company recognizes commercial revenue related to billings for assays delivered and billed to Medicare and other third-party payers on an accrual basis when amounts that will ultimately be realized can be estimated upon delivery, whereby prior to March 31, 2017, the Company recognized revenues for its commercial diagnostic services on a cash basis as collected because the amounts ultimately expected to be received could not be estimated upon delivery due to insufficient collection history experience. Commencing on January 1, 2018, the Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

The Company bills third-party payers on a fee-for-service basis at the Company’s list price and third-party commercial revenue is recorded net of contractual discounts, payer-specific allowances and other reserves. The Company’s development services revenues are supported by contractual agreements and generated from assay development services provided to entities, as well as certain other diagnostic services provided to physicians. Diagnostic services are completed upon the delivery of assay results to the prescribing physician, at which time the Company bills for the service and revenue is recognized.

The Company’s gross commercial revenues billed, and corresponding gross accounts receivable are subject to estimated deductions for such allowances and reserves to arrive at reported net revenues, which relate to differences between amounts billed and corresponding amounts estimated to be subsequently collected. These third-party payer discounts and sales allowances are estimated based on a number of assumptions and factors, including historical payment trends, seasonality associated with the annual reset of patient deductible limits on January 1 of each year, and current and estimated future payments. Specifically, the Company maintains four such reserves: the reserve for contractual discounts, the reserve for aged non-patient receivables, the reserve for estimated patient receivables, and the reserve for other payer-specific sales allowances. The reserve for contractual discounts relates to discounts to gross amounts billed to Medicare and contracted third-party payers to arrive at the deemed “allowed expense” amount covered by that payer. The Company’s contracted third-party commercial sales are recorded using an actual or contracted fee schedule at the time of delivery, while estimated fee schedules are maintained for each non-contracted payer separately as part of other payer-specific sales allowances. Contractual discounts are recorded at the transaction level at the time of delivery based on a fee schedule that is maintained for each contracted third-party payer. The Company periodically adjusts fee schedules for both contracted and non-contracted third-party payers based upon historical payment trends. The reserve for aged non-patient receivables reduces gross amounts billed to non-contracted third-party payers for amounts estimated to be collected according to the age of the outstanding balance. The reserve for estimated patient receivables reduces gross amounts billed to third-party payers for amounts estimated to be collected directly from individual patients, such as copayments, deductibles, or amounts otherwise designated as patient responsibility. The reserve for other payer-specific sales allowances relates to the amounts billed to non-contracted third-party payers that are estimated to not be covered by that specific payer’s coverage policies, as well as estimated necessary adjustments to gross amounts billed based on historical collection experience for a particular third-party payer unrelated to the age of outstanding balances. Collection periods for billings on commercial revenues range from less than 30 days to several months, depending on the contracted or non-contracted nature of the payer, among other things.

The estimates of amounts that will ultimately be realized from commercial diagnostic services for non-contracted payers require significant judgment by management. Patients do not enter into direct agreements with the Company that commit them to pay any portion of the cost of the tests in the event that they have not met their annual deductible limit under their insurance policy, if any, or if their insurance otherwise declines to reimburse the Company. Adjustments to the estimated payment amounts are recorded at the time of final collection and settlement of each transaction as an adjustment to commercial revenue. Consideration associated with non-contracted commercial revenues is considered variable and constrained until fully adjudicated, with net revenues recorded to the extent that it is probable that a significant reversal will not occur. The estimation process used to determine third-party payer discounts and sales allowance has been applied on a consistent basis since March 31, 2017, and no significant subsequent adjustments have been necessary to increase or decrease these discounts and allowances as a result of changes in underlying estimates.

The composition of the Company’s gross and net revenues recognized during the years ended December 31, 2016 and 2017 is as follows:

	For the year ended December 31,
	2016	2017
Commercial revenues recognized upon delivery	$-	$15,685,069
Development services revenues recognized upon delivery	240,056	272,350
Commercial revenues recognized upon cash collection	2,983,040	1,225,976
Total gross revenues	3,223,096	17,183,395
Provisions for contractual discounts	—	(5,805,787)
Provisions for aged non-patient receivables	—	(735,709)
Provisions for estimated patient receivables	—	(169,479)
Provisions for other payer-specific sales allowances	—	(5,403,757)
Net revenues	$3,223,096	$5,068,663

During the year ended December 31, 2017, the Company recorded approximately $843,000 in nonrecurring net revenue as a result of recognizing revenue on an accrual basis commencing on March 31, 2017 associated with cases delivered on or prior to December 31, 2016, representing a corresponding decrease in net loss per common share of $0.03. The incremental net revenue as a result of recognizing revenue on an accrual basis commencing on March 31, 2017, or the total amount of net revenue recorded in excess of the amount of commercial cash collections, was approximately $1,139,000 during the year ended December 31, 2017, representing a corresponding decrease in net loss per common share of $0.04.

A summary of activity in the Company’s gross and net accounts receivable balances, as well as corresponding reserves, during the year ended December 31, 2017 is as follows:

	Balance at	Amounts	Settlements	Balance at
	December 31,	Recognized	Upon	December 31,
	2016	Upon Delivery	Adjudication	2017
Accounts receivable, gross	$128,969	$15,957,419	$(9,149,325)	$6,937,063
Reserve for contractual discounts	—	(5,805,787)	3,830,938	(1,974,849)
Reserve for aged non-patient receivables	—	(735,709)	283,621	(452,088)
Reserve for estimated patient receivables	—	(169,479)	81,359	(88,120)
Reserve for other payer-specific sales allowances	—	(5,403,757)	2,175,177	(3,228,580)
Accounts receivable, net	$128,969	$3,842,687	$(2,778,230)	$1,193,426

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

The Company's third-party payers that represent more than 10% of total net revenues in any period presented, as well as their related net revenue amount as a percentage of total net revenues, during the years ended December 31, 2016 and 2017 were as follows:

	For the year ended December 31,
	2016	2017
Medicare and Medicare Advantage	40%	39%
Blue Cross Blue Shield	11%	19%
United Healthcare	19%	12%

The Company's third-party payers that represent more than 10% of total net accounts receivable, and their related net accounts receivable balance as a percentage of total net accounts receivable, at December 31, 2017 were as follows:

Blue Cross Blue Shield	27%
Medicare and Medicare Advantage	21%
United Healthcare	15%

The Company operates in one reportable business segment and historically has derived most revenues only from within the United States.

Certain components used in the Company’s current or planned products are currently sourced from one supplier, for which alternative suppliers exist but the Company has not validated the product(s) of such alternative supplier(s), and substitutes for these components may not be obtained easily or may require substantial design or manufacturing modifications.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the average cost method. The Company records adjustments to its inventory for estimated obsolescence or diminution in net realizable value equal to the difference between the cost of the inventory and the estimated net realizable value. At the point of loss recognition, a new cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In addition, the Company records a liability for firm, non-cancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of the Company’s future demand forecasts consistent with its valuation of excess and obsolete inventory.

Fixed Assets

Fixed assets consist of machinery and equipment, furniture and fixtures, computer equipment and software, leasehold improvements, financed equipment and construction in-process. Fixed assets are stated at cost less accumulated depreciation and amortization. Additions, improvements, and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the life of the lease or the asset, whichever is shorter. Depreciation and amortization expense for the years ended December 31, 2016 and 2017 was approximately $322,000 and $576,000, respectively.

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

Stock-based Compensation

The Company measures and recognizes compensation expense for all stock-based awards made to employees and directors based on their grant date fair values. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes option pricing model, while the fair value of restricted stock unit awards, or RSUs, is determined by the Company’s stock price on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. Upon adoption of Accounting Standards Update 2016-09, Compensation – Stock Compensation on January 1, 2017, the Company estimates forfeitures at the time of grant and revises these estimates in subsequent periods if actual forfeitures differ from those estimates (see Note 10).

The Company determines the fair value of the stock-based compensation awards granted as either the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable. All issuances of equity instruments issued to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. These awards are recorded in expense and additional paid-in capital in shareholders’ equity over the applicable service periods based on the fair value of the options at the end of each period.

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

Research and Development

Research and development costs are expensed as incurred. The amounts expensed in the years ended December 31, 2016 and 2017 were approximately $2,713,000 and $3,365,000, respectively, which includes salaries of research and development personnel.

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

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year operating loss, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of December 31, 2016 and 2017, and therefore has not recognized any income tax benefit or expense in the periods presented.

A tax benefit from uncertain tax positions may be recognized by the Company when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties for income taxes on the balance sheets at December 31, 2016 and 2017, and the Company has not recognized interest and/or penalties in the statements of operations and comprehensive loss for the years ended December 31, 2016 and 2017.

Recent Accounting Pronouncements

In May 2014, and as subsequently updated and amended from time to time, the Financial Accounting Standards Board, or FASB, issued authoritative guidance that requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company adopted the new standard for the fiscal year beginning January 1, 2018 using the modified retrospective application method. The Company has substantially completed its assessment of the new standard and the Company believes that there will not be a material impact on its financial statements or disclosures.

In July 2015, the FASB issued authoritative guidance requiring entities that do not measure inventory using the retail inventory method or on a last-in, first-out basis to record inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is effective on a prospective basis for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this guidance for the reporting period beginning January 1, 2017, which did not have a material impact on its financial statements or disclosures.

In January 2016, the FASB issued authoritative guidance requiring, among other things, that certain equity investments be measured at fair value with changes in fair value recognized in net income, that financial assets and financial liabilities be presented separately by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements, that the prior requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet be eliminated, and that a reporting organization is to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption of the instrument-specific credit risk amendment is permitted. The Company adopted this guidance for the fiscal year beginning on January 1, 2018, which did not have a material impact on its financial statements or disclosures.

In February 2016, the FASB issued authoritative guidance requiring, among other things, that entities recognize the assets and liabilities arising from leases on the balance sheet under revised criteria, while the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria in the previous leases guidance. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company anticipates that the adoption of this guidance will materially affect its statement of financial position and will require changes to its processes. The Company expects to adopt this guidance for the reporting period beginning on January 1, 2019 and has not yet made any decision on the method of adoption with respect to the optional practical expedients but expects to during 2018.

In March 2016, the FASB issued authoritative guidance clarifying that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not necessarily require de-designation of that hedging relationship, provided that all other applicable hedge accounting criteria continue to be met. This guidance is effective on either a prospective basis or modified retrospective basis for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted this guidance for the reporting period beginning January 1, 2017, which did not have a material impact on its financial statements or disclosures.

In March 2016, the FASB issued authoritative guidance requiring entities to assess whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts, and clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts. This guidance is effective on a modified retrospective basis for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance for the reporting period beginning January 1, 2017, which did not have a material impact on its financial statements or disclosures.

In March 2016, the FASB issued authoritative guidance simplifying the accounting for stock compensation. This guidance, among other things, amends existing accounting and classification requirements primarily around income taxes, forfeitures, and cash payments associated with share-based payment awards to employees. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance for the reporting period beginning January 1, 2017, which did not have a material impact on its financial statements or disclosures.

In August 2016, the FASB issued authoritative guidance clarifying the classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, on a retrospective transition method to each period presented. Early adoption is permitted. The Company adopted this guidance for the reporting period beginning January 1, 2018, which did not have a material impact on its financial statements or disclosures.

In January 2017, the FASB issued authoritative guidance clarifying the definition of a business when evaluating transactions involving acquisitions or disposals of assets or businesses. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Certain applications of this guidance are permitted for early adoption. The Company adopted this guidance for the reporting period beginning January 1, 2018, which did not have a material impact on its financial statements or disclosures.

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

In February 2017, the FASB issued authoritative guidance clarifying the definition of the term “in substance nonfinancial asset” when accounting for transfers of financial and nonfinancial assets, and other matters concerning the transfer, sale and partial sale of nonfinancial assets to both consolidated entities and non-consolidated counterparties. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company adopted this guidance for the reporting period beginning January 1, 2018, which did not have a material impact on its financial statements or disclosures.

In March 2017, the FASB issued authoritative guidance shortening the amortization period to the earliest call date for certain purchased callable debt securities held at a premium. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company currently intends to adopt this guidance for the fiscal year beginning on January 1, 2019 and does not anticipate that the adoption of this guidance will have a material impact on its financial statements or disclosures because the Company does not currently hold any callable debt securities.

In May 2017, the FASB issued authoritative guidance clarifying what modifications to a share-based payment award may be considered substantive, and therefore requiring the application of modification accounting. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance for the reporting period beginning January 1, 2018, which did not have a material impact on its financial statements or disclosures.

In July 2017, the FASB issued authoritative guidance changing the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features, whereby a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock, and also clarifying existing disclosure requirements for equity-classified instruments. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company early adopted this guidance for the fiscal year beginning on January 1, 2018, which did not have a material impact on its financial statements or disclosures upon adoption, but did result in equity classification for the warrants issued on January 30, 2018, whereby liability classification may have occurred in the absence of the adoption of this guidance due to the existence of a down round feature associated with the exercise price of the warrants, which would have resulted in material impacts to the Company’s financial statements and disclosures.

In August 2017, the FASB issued authoritative guidance that expands and refines hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted. The Company currently intends to adopt this guidance for the fiscal year beginning on January 1, 2019 and does not anticipate that the adoption of this guidance will have a material impact on its financial statements or disclosures because the Company does not currently hold any financial instruments accounted for as a hedging activity.

In February 2018, the FASB issued authoritative guidance allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from a tax bill, “H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” or the Tax Cuts and Jobs Act, enacted on December 22, 2017. These amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act. However, because these amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. This guidance also requires certain disclosures about stranded tax effects. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company currently intends to adopt this guidance for the fiscal year beginning on January 1, 2019 and does not anticipate that the adoption of this guidance will have a material impact on its financial statements or disclosures because the Company does not currently maintain any stranded tax effects in accumulated other comprehensive income.

4. Sales of Equity Securities

On December 21, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, or Aspire Capital, which committed to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock over the 30-month term of the common stock purchase agreement. On November 4, 2016, the Company voluntarily terminated this common stock purchase agreement. Upon execution of the common stock purchase agreement, the Company sold to Aspire Capital 208,334 shares of common stock at $4.80 per share for proceeds of $1,000,000, and concurrently also entered into a registration rights agreement with Aspire Capital, pursuant to which the Company filed a registration statement registering the sale of the shares of the Company’s common stock that were issued to Aspire Capital under the common stock purchase agreement. In consideration for entering into, and concurrently with the execution of, the common stock purchase agreement, the Company issued to Aspire Capital 55,000 shares of its common stock. The proceeds received by the Company under the common stock purchase agreement were used for working capital and general corporate purposes. During the year ended December 31, 2016, the Company submitted purchase notices to Aspire Capital for an aggregate of 173,145 shares of common stock for gross proceeds of approximately $544,000. Costs associated with this offering of approximately $42,000 and $79,000 during the years ended December 31, 2015 and 2016, respectively, were also recorded as an offset to additional paid-in capital under applicable accounting guidance, and as such, the total net increase in capital related to these transactions was approximately $1.4 million.

In May 2015, the SEC declared effective a shelf registration statement filed by the Company, which expires in May 2018. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as the Company’s public float is less than $75 million. Pursuant to an exclusive placement agent agreement dated April 25, 2016 between the Company and H.C. Wainwright & Co., LLC, and a securities purchase agreement dated April 29, 2016 between the Company and the purchasers signatory thereto, a public offering of 1,662,191 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,163,526 shares of common stock was effected under this registration statement at a combined offering price of $3.00. All warrants sold in this offering have a per share exercise price of $3.90, are exercisable immediately and expire five years from the date of issuance. The estimated grant date fair value of these warrants of approximately $2.0 million was recorded as an offset to additional paid-in capital upon the closing of this offering (see Note 5). The closing of the sale of these securities to the purchasers occurred on May 4, 2016, pursuant to which the Company received, after deducting $0.7 million of costs directly associated with the offering that were recorded as an offset to additional paid-in capital under applicable accounting guidance, approximately $4.3 million of net cash proceeds. Subsequent to the closing of this offering on May 4, 2016, no warrants sold in this offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. Pursuant to an exclusive placement agent agreement dated March 28, 2017 between the Company and Roth Capital Partners, LLC as lead placement agent, and WestPark Capital and Chardan Capital as co-placement agents, a securities purchase agreement for a second offering of 4,320,000 shares of the Company’s common stock was effected under this registration statement at a per share price of $2.15, which closed on March 31, 2017. In a concurrent private placement, the Company sold unregistered warrants to purchase up to an aggregate of 2,160,000 shares of the Company’s common stock that closed concurrently with the March 2017 offering of common stock sold pursuant the shelf registration statement, of which none have been subsequently exercised. All warrants sold in this offering have a per share exercise price of $2.50 and expire on October 1, 2022. The estimated grant date fair value of these warrants of approximately $2.8 million was recorded as an offset to additional paid-in capital upon the closing of this offering (see Note 5). At the closing of these sales on March 31, 2017, the Company received, after deducting $0.7 million of costs directly associated with the offering that were recorded as an offset to additional paid-in capital under applicable accounting guidance, approximately $8.6 million of net cash proceeds. Pursuant to an exclusive placement agent agreement dated December 5, 2017 between the Company and Dawson James Securities, Inc. as lead placement agent, and WestPark Capital as co-placement agent, a securities purchase agreement for a registered direct offering of 4,925,000 shares of the Company’s common stock was effected under this registration statement at a per share price of $0.68. The placement agent was issued a warrant to purchase 246,250 shares of common stock at an exercise price of $0.85 per share, which is first exercisable on June 5, 2018 and expires on December 5, 2022. The estimated grant date fair value of this warrant of approximately $0.1 million was recorded as an offset to additional paid-in capital upon the closing of this offering (see Note 5). The closing of the sale of these securities occurred on December 8, 2017, when the Company received approximately $2.9 million of net cash proceeds. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

Pursuant to a common stock and warrant purchase agreement dated August 9, 2017 between the Company and Ally Bridge LB Healthcare Master Fund Limited, or Ally Bridge, an offering of 1,466,667 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,434,639 shares of common stock was effected at a combined offering price of $1.50 per unit for total gross proceeds to the Company of $2.2 million. All warrants sold in this offering have a per share exercise price of $1.50, are exercisable immediately and expire five years from the date of issuance. The estimated grant date fair value of this warrant of approximately $1.5 million was recorded as an offset to additional paid-in capital upon the closing of this offering (see Note 5). Subsequent to the closing of this offering, no additional cash proceeds had been received from the exercise of warrants sold in this offering. As such, the total increase in capital as a result of the sale of the common stock and warrants has been approximately $2.0 million after deducting $0.2 million of associated costs incurred, which were offset against these proceeds under applicable accounting guidance.

On January 30, 2018, the Company received net cash proceeds of approximately $13.3 million as a result of the closing of a follow-on public offering of 32,854,606 shares of its common stock and warrants to purchase up to an aggregate of 32,854,606 shares of its common stock at a combined offering price of $0.45 per unit. All warrants sold in this offering have an exercise price of $0.50 per share, subject to down round adjustment, are exercisable immediately and expire five years from the date of issuance. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering (see Note 18).

5. Fair Value Measurement

The estimated nonrecurring fair value measurements associated with fixed asset purchases recorded as equipment financing obligations totaling approximately $975,000 and $719,000 during the years ended December 31, 2016 and 2017, respectively, were based on information provided by vendors, which involved the use of significant unobservable Level 3 inputs.

The estimated fair value of the terms of the credit facility entered into with Oxford Finance LLC in April 2014, or the April 2014 Credit Facility, at December 31, 2017 approximated its carrying value, which was determined using a discounted cash flow analysis. The analysis considered interest rates of instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs.

Other Fair Value Measurements

As of the closing of the Company’s May 2016 public offering, the estimated grant date fair value of $1.72 per share associated with the warrants to purchase 1,163,526 shares of common stock issued in this offering, or a total of approximately $2.0 million, was recorded as an offset to additional paid-in capital, and was estimated using a Black-Scholes valuation model with the following assumptions:

Stock price	$2.70
Exercise price	$3.90
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.23%
Expected life (in years)	5.00
Expected volatility	90.0%

As of the closing of the Company’s October 2016 public offering, the estimated grant date fair value of $0.57 per share associated with the warrants to purchase 9,100,000 shares of common stock issued in this offering, or a total of approximately $5.2 million, was recorded as an offset to additional paid-in capital. Additionally, the underwriters were granted a 30-day option to purchase up to 1,365,000 additional shares of common stock at a price of $1.0331 per share, net of the underwriting discount, and/or additional warrants to purchase up to 1,365,000 shares of common stock at a price of $0.0009 per warrant to cover overallotments, if any. The estimated fair value of the overallotment options of approximately $0.8 million was also recorded as an offset to additional paid-in capital. The fair values of these instruments were estimated using a Black-Scholes valuation model with the following assumptions:

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

As of the closing of the Company’s December 8, 2017 offering, the estimated grant date fair value of $0.52 per share associated with the warrant to purchase up to 246,250 shares of common stock issued to the placement agent in this offering, or a total of approximately $0.1 million, was recorded as an offset to additional paid-in capital, and was estimated using a Black-Scholes valuation model with the following assumptions:

Stock price	$0.7399
Exercise price	$0.85
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.09%
Expected life (in years)	4.50
Expected volatility	100.0%

6. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	December 31,
	2016	2017
Fixed Assets
Machinery and equipment	$2,728,468	$2,841,388
Furniture and office equipment	143,726	147,976
Computer equipment and software	620,582	1,637,034
Leasehold improvements	517,968	553,529
Financed equipment	1,559,690	2,294,762
Construction in process	169,896	2,975
	5,740,330	7,477,664
Less accumulated depreciation and amortization	(3,933,999)	(4,354,097)
Total fixed assets, net	$1,806,331	$3,123,567
Accrued Liabilities
Accrued interest	$20,776	$326,602
Accrued payroll	168,727	224,813
Accrued vacation	364,953	474,953
Accrued bonuses	422,868	375,000
Accrued sales commissions	77,844	104,509
Current portion of deferred rent	67,085	116,681
Accrued other	37,783	129,805
Total accrued liabilities	$1,160,036	$1,752,363

During the year ended December 31, 2016, non-financed equipment fixed assets with aggregate gross book values and corresponding accumulated depreciation amounts of approximately $77,000 were disposed of, with cash proceeds of approximately $31,000 received upon sale.

7. April 2014 Credit Facility

On April 30, 2014, the Company received net cash proceeds of approximately $4,898,000 pursuant to the execution of the April 2014 Credit Facility. Upon the entry into the April 2014 Credit Facility, the Company was required to pay the lender a facility fee of $50,000 in conjunction with the funding of the term loan. The April 2014 Credit Facility is secured by substantially all of the Company’s personal property other than its intellectual property. Amounts due to Oxford Finance LLC under the April 2014 Credit Facility are callable before maturity by the lender under certain subjective acceleration clauses of the underlying agreement, including changes deemed to be materially adverse by the lender. The term loan under the April 2014 Credit Facility bears interest at an annual rate of 7.95%. The Company was required to make interest-only payments on the term loan through August 1, 2015. The outstanding term loan under the April 2014 Credit Facility began amortizing at the end of the applicable interest-only period, with monthly payments of principal and interest being made by the Company to the lender in consecutive monthly installments following such interest-only period. The term loan under the April 2014 Credit Facility matures on July 1, 2018. Under the original terms of the underlying agreement, the Company is also required to make a final payment to the lender equal to 5.5% of the original principal amount of the term loan funded. At its option, the Company may prepay the outstanding principal balance of the term loan in whole but not in part, subject to a prepayment fee of 1% of any amount prepaid.

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

A warrant to purchase up to 17,655 shares of the Company’s common stock at an exercise price of $14.16 per share with a term of 10 years was issued to Oxford Finance LLC on April 30, 2014. Issuance costs of approximately $102,000 associated with the term loan under the April 2014 Credit Facility were recorded as a discount to outstanding debt as of the closing date, resulting in net proceeds of approximately $4,898,000. The estimated fair value of the warrant issued of approximately $233,000 was also recorded as a discount to outstanding debt as of the closing date. The discounts and other issuance costs are amortized to interest expense utilizing the effective interest method over the underlying term of the loan, with total unamortized discounts of approximately $78,000 and $33,000 remaining at December 31, 2016 and 2017, respectively. The effective annual interest rate associated with the April 2014 Credit Facility was 13.87% at both December 31, 2016 and 2017.

As of December 31, 2017, total remaining principal payments of approximately $1,201,000 were due under the April 2014 Credit Facility during the year ending December 31, 2018.

8. Equipment Financings

The Company leases certain laboratory equipment under arrangements accounted for as capital leases and classified as equipment financings. The financed equipment is depreciated on a straight-line basis over periods ranging from 5 to 7 years. The total gross value of fixed assets capitalized under such financing arrangements was approximately $1,560,000 and $2,295,000 at December 31, 2016 and 2017, respectively. Total accumulated depreciation related to financed equipment was approximately $525,000 and $759,000 at December 31, 2016 and 2017, respectively, and total depreciation expense was approximately $119,000 and $234,000, respectively. Fixed asset purchases totaling approximately $975,000 and $719,000 during the years ended December 31, 2016 and 2017, respectively, were recorded as equipment financings. During the year ended December 31, 2016, fixed assets with an aggregate net book value of approximately $270,000, which had previously been recorded as equipment financings with remaining outstanding balances owed totaling approximately $240,000, were effectively disposed of and replaced with upgraded equipment recorded as equipment financings.

On September 15, 2017, and as amended on October 17, 2017, the Company executed an equipment financing commitment with a third-party lender for total proceeds to the Company of approximately $151,000, which was funded by the lender on November 2, 2017. Under the terms of the amended equipment financing agreement, which was accounted for as a sale-leaseback transaction, fixed assets previously purchased by the Company with aggregate gross and net book values of approximately $167,000 and $162,000, respectively, were granted as a security interest to the third-party lender, with the principal balance plus interest to be repaid in 36 monthly installments of $4,884 totaling approximately $176,000 through October 2020.

During the year ended December 31, 2017, certain machinery and equipment with aggregate gross, accumulated depreciation, and net book values of approximately $189,000, $155,000 and $34,000, respectively, were exchanged with a lender as partial payment on an outstanding equipment financing obligation balance.

The following schedule sets forth the remaining future minimum lease payments outstanding under financed equipment arrangements, as well as corresponding remaining sales tax and maintenance obligation payments that are expensed and accrued as incurred and due within each respective year ending December 31, as well as the present value of the total amount of the remaining minimum lease payments as of December 31, 2017:

		Maintenance
	Minimum	and Sales Tax
	Lease	Obligation
	Payments	Payments
2018	$438,737	$63,602
2019	460,166	67,394
2020	406,868	55,205
2021	302,229	44,281
2022	268,018	38,479
Thereafter	253,951	39,881
Total payments	2,129,969	308,842
Less amount representing interest	570,914	—
Present value of payments	$1,559,055	$308,842

The aggregate weighted average effective annual interest rate related to the equipment financings was 13.18% and 13.51% at December 31, 2016 and 2017, respectively, and the maturity dates on such outstanding arrangements range from June 2018 to September 2024. During the years ended December 31, 2016 and 2017, total interest expense related to equipment financings of $49,000 and $171,000, respectively, was recorded to the Company’s statement of operations and comprehensive loss. At December 31, 2017, the present value of minimum lease payments due within one year was approximately $409,000.

On January 26, 2018, the Company executed a lease agreement with a third-party lender to finance approximately $250,000 of planned fixed asset purchases. Under the terms of the lease agreement, upon lease commencement and repayment, which occurs once the Company has financed equipment purchases for the full amount available under the lease agreement, the Company is required to make 22 payments of $11,081 per month during the initial term of the agreement, subject to adjustment in the event of an increase in three-year Treasury note rates prior to lease commencement and repayment. Until lease commencement and repayment, the Company is required to pay pro-rated equipment rental charges of any equipment financed under this lease. The Company expects lease commencement and repayment to occur by June 30, 2018. Through the date that these financial statements were available to be issued, approximately $78,000 of equipment purchases had been financed under this lease agreement (see Note 18).

9. Supplier Financings

In 2016 and 2017, the Company obtained third-party financing for certain business insurance premiums. The 2016 and 2017 financings bear interest rates ranging from 3.75% to 5.70% per annum, and all financings are due within one year. The balances due under these annual financing arrangements were approximately $76,000 and $61,000 as of December 31, 2016 and 2017, respectively.

10. Stock-Based Compensation

Equity Incentive Plans

The Company maintains two equity incentive plans: The Amended and Restated 2013 Equity Incentive Plan, or the 2013 Plan, and the 2007 Equity Incentive Plan, or the 2007 Plan. The 2013 Plan includes a provision that shares available for grant under the Company’s 2007 Plan become available for issuance under the 2013 Plan and are no longer available for issuance under the 2007 Plan. On July 25, 2016, the Company’s Board of Directors approved an amendment to the 2013 Plan to reserve 1,000,000 shares on a pre-reverse stock split basis, or 333,333 shares on a post-reverse stock split basis, of the Company’s common stock exclusively for the grant of stock awards to employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules. In conjunction with the one-for-three reverse split of the Company’s common stock effected on September 29, 2016, the number of non-inducement shares authorized under all plans decreased from 3,068,865 to 1,022,955 shares, and the number of inducement shares authorized under the 2013 Plan decreased from 1,000,000 shares to 333,333 shares. At the Company’s annual meeting of stockholders held on May 2, 2017, the Company’s stockholders approved amendments to the 2013 Plan, which included an increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 2,500,000. As of December 31, 2017, under all plans, a total of 3,522,955 non-inducement shares were authorized for issuance, 2,849,466 shares had been issued with 2,677,155 non-inducement stock options and restricted stock units, or RSUs, underlying outstanding awards, and 673,489 non-inducement shares were available for grant. As of December 31, 2017, a total of 333,333 inducement shares were authorized for issuance, 158,049 inducement shares had been issued with 133,049 inducement stock options and RSUs underlying outstanding awards, and 175,284 inducement shares were available for grant under the 2013 Plan.

Stock Options

Non-performance options granted under either plan vest over a maximum period of four years and expire ten years from the date of grant. Non-performance options generally vest either (i) over four years, 25% on the one-year anniversary of the date of grant and monthly thereafter for the remaining three years; or (ii) over four years, monthly vesting beginning month-one after the grant and monthly thereafter.

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

The assumptions used in the Black-Scholes pricing model for options granted during the years ended December 31, 2016 and 2017 are as follows:

	2016	2017
Stock and exercise prices	$0.775 - $4.02	$0.6939 - $2.13
Expected dividend yield	0.00%	0.00%
Discount rate-bond equivalent yield	0.99% – 2.11%	1.79% – 2.27%
Expected life (in years)	5.13 – 6.08	5.12 – 6.09
Expected volatility	80.0% – 90.0%	70.0% – 90.0%

Using the assumptions described above, with stock and exercise prices being equal on date of grant, the weighted-average estimated fair value of options granted in 2016 and 2017 were approximately $1.79 and $1.02 per share, respectively.

A summary of stock option activity for the years ended December 31, 2016 and 2017 is as follows:

			Weighted Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2015	713,659	$11.03	8.8
Granted	290,399	$2.51
Exercised	—	—
Cancelled/forfeited/expired	(107,396)	$7.99
Outstanding at December 31, 2016	896,662	$8.80	8.5
Granted	1,755,031	$1.49
Exercised	—	—
Cancelled/forfeited/expired	(202,409)	$4.77
Outstanding at December 31, 2017	2,449,284	$3.79	8.8
Vested and unvested expected to vest, December 31, 2017	1,774,268	$4.67	8.6

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest at December 31, 2016 and 2017 were each zero.

On August 31, 2015, the Company’s Board of Directors approved the issuance of 33,333 performance stock options with an estimated grant date fair value of $4.40 per share and an exercise price of $6.03 per share to its Chief Executive Officer, or CEO, pursuant to the 2013 Plan. On February 29, 2016, the Company’s Board of Directors approved the issuance of 33,333 performance stock options with an estimated grant date fair value of $2.87 per share and an exercise price of $4.02 per share to its CEO pursuant to the 2013 Plan. Vesting of these stock options was based on the Company’s achievement of specified objectives by December 31, 2016 as determined by the Company’s Board of Directors or the Compensation Committee of the Board of Directors. During the year ended December 31, 2017, 6,333 of the performance stock options granted on August 31, 2015 and 10,000 of the performance stock options granted on February 29, 2016 were declared vested by the Company’s Board of Directors, and the remaining 50,333 shares underlying these awards were forfeited.

On July 25, 2016, the Company entered into an employment agreement with its new Chief Financial Officer, Senior Vice President of Operations and Secretary, or CFO. Pursuant to the terms of this employment agreement, on July 29, 2016 the CFO was granted inducement stock option awards with an exercise price of $1.95 per share to purchase up to (i) 66,666 shares of the Company’s common stock with an estimated grant date fair value of $1.45 per share, 25% of which vested on the one-year anniversary of the commencement of the CFO’s employment with the Company, and remainder of which will vest in equal monthly installments over the following three years, and (ii) 33,333 shares of the Company’s common stock with an estimated grant date fair value of $1.26 per share, which vested upon the Company’s achievement of specified corporate goals for 2016 and the consummation of a specified financing transaction. During the year ended December 31, 2017, 16,383 shares of the performance option award granted on July 29, 2016 were declared vested by the Company’s Board of Directors, and the remaining 16,950 shares underlying this award were forfeited.

On May 2, 2017, the Company’s Board of Directors approved the issuance of an aggregate of 550,000 performance stock options to be granted on May 31, 2017 to certain of the Company’s employees and all of its executive officers pursuant to the 2013 Plan, of which 200,000 performance stock options were granted to the Company’s CEO, 100,000 performance stock options were granted to its CFO, and 75,000 performance stock options were granted to each of its Chief Scientific Officer and Senior Medical Director. Each performance stock option granted on May 31, 2017 has an exercise price of $1.50 per share and an estimated grant date fair value of $0.99 per share. On July 6, 2017, the Company’s Compensation Committee of the Board of Directors approved the issuance of an aggregate of 75,000 performance stock options to be granted on July 31, 2017 to certain of the Company’s employees pursuant to the 2013 Plan, of which 2,500 performance stock options were forfeited by December 31, 2017. Each performance stock option granted on July 31, 2017 has an exercise price of $1.39 per share and an estimated grant date fair value of $0.83 per share. Each of the performance stock options granted during the year ended December 31, 2017 were subject to continuing service with vesting as determined by the Company’s Board of Directors or Compensation Committee of the Board of Directors upon the Company’s achievement of specified corporate goals for 2017. Subsequent to the year ended December 31, 2017, none of the performance option awards granted during the year ended December 31, 2017 were declared vested by the Company’s Compensation Committee of the Board of Directors, and the 622,500 shares underlying the remaining outstanding performance stock option awards at December 31, 2017 were forfeited.

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

A summary of RSU activity during 2016 and 2017 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2015	25,752	$15.12
Granted	165,829	$1.96
Vested and issued	(4,449)	$16.05
Forfeited	(12,883)	$13.34
Outstanding at December 31, 2016	174,249	$2.68
Granted	350,000	$1.50
Vested and issued	(155,829)	$1.96
Forfeited	(7,500)	$2.12
Outstanding at December 31, 2017	360,920	$1.87
Vested and unvested expected to vest, December 31, 2017	185,920	$2.23

On June 12, 2014, the Company’s Board of Directors approved the grant of 14,832 RSUs with a grant date fair value of $16.05 per share to its CEO pursuant to the 2013 Plan. Vesting of these RSUs was based on the Company’s achievement of specified objectives by December 31, 2015 as determined by the Company’s Board of Directors or the Compensation Committee of the Company’s Board of Directors. During the year ended December 31, 2016, a total of 4,449 RSUs were declared vested by the Company’s Board of Directors and issued to its CEO in satisfaction of the June 12, 2014 RSU award, and the remaining 10,383 shares underlying this award were forfeited.

The RSUs granted during the year ended December 31, 2016 vested fully on the one year anniversary of the date of grant, and was subject to continuing service by the holders of such RSUs. At December 31, 2017, the intrinsic values of RSUs outstanding and RSUs unvested and expected to vest were approximately $250,000 and $129,000, respectively.

On July 6, 2016, the Compensation Committee of the Company’s Board of Directors approved retention RSUs for an aggregate of 58,332 shares of common stock to three of the Company’s executive officers pursuant to the 2013 Plan, including retention RSUs for 25,000 shares of common stock to its CEO. Each of these retention RSUs has a grant date fair value of $1.86 per share for a grant date fair value of approximately $108,000 to all three officers, in aggregate. These retention RSUs vested fully on the one year anniversary of the date of grant, and were subject to continuing service by the holders of such RSUs.

Pursuant to the terms of the Company’s employment agreement with its CFO dated July 25, 2016, the CFO was granted an inducement RSU award on July 29, 2016 covering 25,000 shares of the Company’s common stock with a grant date fair value of $1.95 per share, 100% of which vested on the one-year anniversary of the commencement of the CFO’s employment with the Company.

On May 2, 2017, the Company’s Board of Directors approved the issuance of an aggregate of 175,000 time-based RSUs and 175,000 performance RSUs to be granted on May 31, 2017 to certain of the Company’s employees and all of its executive officers pursuant to the 2013 Plan, of which 50,000 time-based RSUs and 25,000 performance RSUs were granted to its CEO, and 25,000 time-based RSUs and 25,000 performance RSUs were granted to certain other executive officers. Each RSU granted on May 31, 2017 has a grant date fair value of $1.50 per share. Vesting of the time-based RSUs granted on May 31, 2017 is subject to continuing service and occurs on the one year anniversary of the vesting commencement date, or May 2, 2018, while the performance RSUs were subject to continuous service and vesting was as determined by the Company’s Board of Directors or its Compensation Committee of the Board of Directors upon the achievement of specified corporate goals for 2017. Subsequent to the year ended December 31, 2017, none of the performance RSUs granted on May 31, 2017 were declared vested by the Company’s Compensation Committee of the Board of Directors, and the 175,000 shares underlying these awards were forfeited.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the statement of operations during the periods presented:

	Years Ended December 31,
	2016	2017
Stock Options
Cost of revenues	$115,266	$142,400
Research and development expenses	123,330	143,300
General and administrative expenses	1,071,490	575,741
Sales and marketing expenses	142,741	68,381
Total expenses related to stock options	1,452,827	929,822
RSUs
Cost of revenues	32,338	48,745
Research and development expenses	30,261	55,941
General and administrative expenses	38,274	160,937
Sales and marketing expenses	40,247	52,036
Total stock-based compensation	$1,593,947	$1,247,481

Stock-based compensation expense was recorded net of estimated forfeitures of 0% - 8% per annum during the years ended December 31, 2016 and 2017. As of December 31, 2017, total unrecognized share-based compensation expense related to unvested stock options and RSUs, adjusted for estimated forfeitures, was approximately $1,586,000, and expected to be recognized over a weighted-average period of approximately 2.5 years.

11. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity, for warrants other than those underlying unexercised overallotment option warrants, during 2016 and 2017 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2015	784,200	$11.18	3.8
Issued	10,890,657	$1.40
Exercised	—	—
Expired	(50,900)	$30.00
Outstanding at December 31, 2016	11,623,957	$1.93	4.6
Issued	3,840,889	$2.02
Exercised	(6,816,850)	$1.10
Expired	—	—
Outstanding at December 31, 2017	8,647,996	$2.63	4.0

Further information about equity-classified common stock warrants outstanding at December 31, 2017 is as follows:

		Weighted
Weighted		Average
Average	Total Shares	Contractual
Exercise Price	Outstanding	Life (in years)
$0.85	246,250	4.9
$1.10	2,910,281	3.8
$1.50	1,434,639	4.6
$2.50	2,160,000	4.7
$3.90	1,163,526	3.3
$4.68	581,153	2.1
$29.72	152,147	1.7
	8,647,996

All warrants outstanding at December 31, 2017 are exercisable, except for the 246,250 warrants issued on December 8, 2017, which are first exercisable on June 5, 2018 and expire on December 5, 2022.

The intrinsic value of equity-classified common stock warrants outstanding at December 31, 2017 was zero.

On January 30, 2018, the Company issued warrants to purchase up to an aggregate of 32,854,606 shares of its common stock, which have an exercise price of $0.50 per share, subject to down round adjustment, are exercisable immediately and expire five years from the date of issuance (see Note 18).

12. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the years ended December 31, 2016 and 2017, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the year ended
	December 31,
	2016	2017
Preferred warrants outstanding (number of common stock equivalents)	529	529
Common warrants outstanding	11,623,957	8,647,996
RSUs outstanding	174,249	360,920
Common options outstanding	896,662	2,449,284
Total anti-dilutive common share equivalents	12,695,397	11,458,729

13. 401(k) Plan

The Company sponsors a 401(k) savings plan for all eligible employees. The Company may make discretionary matching contributions to the plan to be allocated to employee accounts based upon employee deferrals and compensation. During the years ended December 31, 2016 and 2017, the Company made zero and approximately $90,000, respectively, in matching contributions into the savings plan.

14. Income Taxes

On December 22, 2017, the President of the United States signed into law new legislation, or the Act, that significantly revises the Internal Revenue Code of 1986, as amended, or the Code. The Act amends the Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by approximately $2.6 million. Due to the Company's full valuation allowance position, the Company has also reduced the valuation allowance by the same amount. Due to uncertainties which currently exist in the interpretation of the provisions of the Act regarding Code Section 162(m), the Company has not evaluated the potential impacts of Code Section 162(m) as amended by the Act on its financial statements.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to address the application of U.S. GAAP when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that there is no deferred tax benefit or expense with respect to the remeasurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. Additional analysis of the law and the impact to the Company will be performed and any impact will be recorded in the respective quarter in 2018.

For the years ended December 31, 2016 and 2017, the provision for income taxes was calculated as follows:

	For the year ended December 31,
	2016	2017
Current:
Federal	$—	$—
State	2,053	7,624
Total	2,053	7,624
Deferred
Federal	—	—
State	—	—
Total	—	—
Provision for income tax	$2,053	$7,624

The following table reconciles income taxes computed at the federal statutory rate and the Company’s provision for income taxes:

	For the year ended December 31,
	2016	2017
Income tax at statutory rate	$(6,255,072)	$(7,346,079)
Change in federal tax rate	—	2,621,803
State liability	(260,835)	(411,853)
Permanent items	67,151	214,313
Stock compensation	157,250	72,696
Nondeductible interest	21,548	15,568
Expiration of net operating losses	—	922,307
Research and development credit	(170,950)	(200,379)
State rate change	44,421	(18,026)
Estimated section 382 limitation	9,256,295	1,491,942
Return to provision	—	365,263
Other	96,406	488,264
Valuation allowance	(2,954,161)	1,791,805
Provision for income tax	$2,053	$7,624

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax assets consisted primarily of the income tax benefits from estimated net operating loss carryforwards, deferred rent, and estimated research and development credits. Valuation allowances have been recorded to fully offset deferred tax assets at December 31, 2016 and 2017, as it is more likely than not that the assets will not be utilized.

At December 31, 2017, the Company had estimated federal net operating loss carryforwards of approximately $13.6 million expiring beginning in 2035 and total estimated state net operating loss carryforwards of approximately $15.0 million expiring beginning in 2023. Additionally, at December 31, 2017, the Company had estimated research and development credits of approximately $5,000 and $3,395,000 for federal and California purposes, respectively. The estimated federal research and development tax credits will begin to expire in 2035. The California research and development tax credits do not expire.

For the years ended December 31, 2016 and 2017, the Company has evaluated the various tax positions reflected in its income tax returns for both federal and state jurisdictions, to determine if the Company has any uncertain tax positions on the historical tax returns. The Company recognizes the impact of an uncertain tax position on an income tax return at the largest amount that the relevant taxing authority is more-likely-than not to sustain upon audit. The Company does not recognize uncertain income tax positions if they have less than 50 percent likelihood of being sustained. Based on this assessment, the Company believes there are no tax positions for which a liability for unrecognized tax benefits should be recorded as of December 31, 2016 or 2017. The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for 2014 and before, state and local income tax examinations 2013 and before. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward and make adjustments up to the amount of the net operating loss carry forward amount. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate. The Company is currently not under examination by any taxing authorities and does not believe its unrecognized tax benefits will significantly change in the next twelve months.

The tax effects of carryforwards and other temporary differences that give rise to deferred tax assets consist of the following:

	For the year ended December 31,
	2016	2017
Estimated net operating loss carryforward	$2,218,618	$3,355,180
Estimated research and development credits	2,244,047	2,686,666
Accruals and other	2,273,838	2,560,417
Deferred rent	164,821	90,866
	6,901,324	8,693,129
Less valuation allowance	(6,901,324)	(8,693,129)
Net deferred tax assets	$—	$—

Utilization of the estimated domestic net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 and 383 of the Code, as well as similar state provisions. These ownership changes may limit the amount of estimated net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which on its own or combined with the purchasing stockholders’ subsequent disposition of those shares, likely resulted in such an ownership change, or could result in an ownership change in the future.

Upon the occurrence of an ownership change under Section 382 of the Code as outlined above, utilization of the estimated net operating loss and research and development credit carryforwards are subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, which could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the estimated net operating loss or research and development credit carryforwards before utilization. The Company has not yet completed an analysis to determine whether an ownership change has occurred, however, the Company believes ownership changes likely occurred in each year from 2015 through 2018. As a result, the Company has estimated that the use of its net operating loss is limited and has disclosed in the table above only the amounts it estimates could be used in the future, which remain fully offset by a valuation allowance to reduce the net asset to zero.

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

Seven members of the Company’s Board of Directors, including its CEO and all three of the Company’s other executive officers, participated in the Company’s public offering in October 2016, purchasing an aggregate of 534,088 shares of common stock and warrants to purchase up to an aggregate of 534,088 shares of common stock for total gross proceeds to the Company of approximately $587,000. Additionally, a trust affiliated with Claire K.T. Reiss, who at the time was the beneficial owner of more than 10% of the Company’s outstanding common stock, participated in the Company’s public offering in October 2016, purchasing 227,272 shares of its common stock and warrants to purchase up 227,272 shares of its common stock for total gross proceeds to the Company of approximately $250,000. Further, several of the Company’s employees and one of its consultants participated in the Company’s public offering in October 2016, purchasing an aggregate of 79,090 shares of its common stock and warrants to purchase up to an aggregate of 79,090 shares of its common stock for total aggregate gross proceeds to the Company of approximately $87,000.

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License

Agreement, with Aegea. The Company received payments totaling approximately $19,000 and $15,000 during the years ended December 31, 2016 and 2017, respectively, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement.

Pursuant to a sublease agreement dated March 30, 2015, the Company subleased 9,849 square feet, plus free use of an additional area, of its San Diego facility to an entity affiliated with the Company’s non-executive Chairman for $12,804 per month, with a refundable security deposit of $12,804 received from the subtenant. The initial term of the sublease expired on July 31, 2015 and was subject to renewal on a month-to-month basis thereafter. On February 1, 2017, the Company received notice from the subtenant terminating the sublease effective March 31, 2017. During the year ended December 31, 2017, the total amount of the $12,804 security deposit previously received from the subtenant was applied against approximately $16,000 in additional rents owed as a result of the subtenant continuing to occupy the subleased areas beyond March 31, 2017, and the balance of approximately $3,200 due to the Company was waived. A total of approximately $154,000 and $51,000 in rental income was recorded to other income/(expense) in the Company’s statement of operations and comprehensive loss during the years ended December 31, 2016 and 2017, respectively.

16. Commitments and Contingencies

Operating Leases

The Company leases office, laboratory, and warehouse space at its San Diego, California facility under a non-cancelable operating lease. The initial lease was for an eight-year term expiring in 2012. In November 2011, the Company extended the lease term through October 31, 2018 and expanded the original premises by 9,849 square feet. Under the amended lease, the landlord delivered the expanded premises in May 2013. In September 2013, the Company extended the lease term through July 31, 2020. The Company records rent expense on a straight-line basis over the life of the lease and records the excess of expense over the amounts paid as deferred rent. During each of the years ended December 31, 2016 and 2017, total rent expense recorded in the Company’s statements of operations and comprehensive loss was approximately $1,272,000.

The future minimum lease payments under the amended lease agreement as December 31, 2017 are as follows:

2018	$1,388,705
2019	1,430,366
2020	855,136
Thereafter	—
Total	$3,674,207

Purchase Commitment

In February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly amounts of $62,500 through May 2020. At December 31, 2017, a total of approximately $611,000 remained outstanding under this purchase commitment.

Financed Equipment Maintenance and Sales Tax Obligations

During the years ended December 31, 2016 and 2017, total expense recorded in the Company’s statement of operations and comprehensive loss for sales tax and maintenance obligations associated with equipment financing arrangements was approximately $32,000 and $79,000, respectively. At December 31, 2017, approximately $46,000 of such sales tax and maintenance obligations incurred but not paid were recorded in accrued other liabilities in the Company’s balance sheet (see Note 6). Future payments totaling approximately $309,000 for sales tax and maintenance obligations associated with financed equipment were due under equipment financing arrangements at December 31, 2017, which will be expensed as incurred (see Note 8).

Legal Proceedings

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any legal proceedings or aware of any threatened legal proceedings which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

17. Selected Quarterly Financial Data (Unaudited)

The following is selected quarterly financial data as of and for the periods ending:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2016
Balance sheet data:
Cash	$4,572,750	$3,751,570	$678,855	$4,609,332
Total assets	6,780,830	6,303,153	3,282,549	7,578,326
Total non-current liabilities	3,132,372	3,134,593	2,793,258	2,526,113
Total shareholders’ equity	(489,231)	(419,402)	(4,556,158)	658,661
Statement of operations and comprehensive loss data:
Net revenues	$221,369	$662,860	$1,047,280	$1,291,587
Cost of revenues	1,474,790	1,669,571	1,876,288	1,899,462
Research and development expenses	728,076	716,279	600,613	668,399
General and administrative expenses	1,487,224	1,517,664	1,918,543	1,636,994
Sales and marketing expenses	1,304,899	1,291,709	1,278,455	1,179,167
Loss from operations	(4,773,620)	(4,532,363)	(4,626,619)	(4,092,435)
Net loss	$(4,875,198)	$(4,594,174)	$(4,743,076)	$(4,186,874)
Net loss per common share:[1]
Basic	$(0.74)	$(0.60)	$(0.57)	$(0.27)

Diluted	$(0.74)	$(0.60)	$(0.57)	$(0.27)

Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	6,566,992	7,702,286	8,370,691	15,620,049

Diluted	6,566,992	7,702,286	8,370,691	15,620,049

[1]

Basic and diluted net loss per common share are computed independently for each of the components and quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net loss per common share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2017
Balance sheet data:
Cash	$14,042,388	$10,000,155	$5,879,025	$2,146,611
Total assets	17,933,413	14,653,193	11,120,215	7,378,906
Total non-current liabilities	2,062,544	1,561,520	1,255,939	1,421,527
Total shareholders’ equity	10,418,069	7,342,257	4,026,079	1,296,034
Statement of operations and comprehensive loss data:
Net revenues	$1,683,065	$1,278,961	$1,111,411	$995,226
Cost of revenues	2,129,454	2,368,705	2,487,054	2,359,909
Research and development expenses	757,258	841,991	856,698	908,800
General and administrative expenses	1,906,635	1,798,026	1,834,771	1,650,097
Sales and marketing expenses	1,278,311	1,746,867	1,675,852	1,642,941
Loss from operations	(4,388,593)	(5,476,628)	(5,742,964)	(5,566,521)
Net loss	$(4,432,707)	$(5,693,151)	$(5,821,306)	$(5,666,573)
Net loss per common share:[1]
Basic	$(0.21)	$(0.21)	$(0.20)	$(0.18)

Diluted	$(0.21)	$(0.21)	$(0.20)	$(0.18)

Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	20,969,131	26,778,549	29,605,953	31,489,993

Diluted	20,969,131	26,778,549	29,605,953	31,489,993

[1]

Basic and diluted net loss per common share are computed independently for each of the components and quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net loss per common share.

18. Subsequent Events

On January 26, 2018, the Company executed a lease agreement with a third-party lender to finance approximately $250,000 of planned fixed asset purchases. Under the terms of the lease agreement, upon lease commencement and repayment, which occurs once the Company has financed equipment purchases for the full amount available under the lease agreement, the Company is required to make 22 payments of $11,081 per month during the initial term of the agreement, subject to adjustment in the event of an increase in three-year Treasury note rates prior to lease commencement and repayment. Until lease commencement and repayment, the Company is required to pay pro-rated equipment rental charges of any equipment financed under this lease. The Company expects lease commencement and repayment to occur by June 30, 2018. Through the date that these financial statements were available to be issued, approximately $78,000 of equipment purchases had been financed under this lease agreement.

On January 30, 2018, the Company received net cash proceeds of approximately $13.3 million as a result of the closing of a follow-on public offering of 32,854,606 shares of its common stock and warrants to purchase up to an aggregate of 32,854,606 shares of its common stock at a combined offering price of $0.45 per unit. All warrants sold in this offering have an exercise price of $0.50 per share, subject to down round adjustment, are exercisable immediately and expire five years from the date of issuance. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2017, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of such period.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the sections entitled “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2018 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

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

4.18

Common Stock Purchase Warrant issued in favor of Dawson James Securities, Inc. under the Securities Purchase Agreement dated December 5, 2017 (incorporated by reference to Exhibit 4.18 of the Registrant’s Registration Statement on Form S-1 (File No. 333-221648), filed with the SEC on January 22, 2018).

4.19

Form of Warrant to Purchase Common Stock issued to the investors under the Securities Purchase Agreement, dated January 26, 2018 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 30, 2018).

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

10.14

Loan and Security Agreement by and among Biocept, Inc., Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, including Oxford Finance LLC, dated as of April 30, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2014).

10.15+	2014 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2014).
10.16+

First Amendment to Employment Agreement by and between the Registrant and Michael W. Nall, dated November 6, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2015).

10.17+

Employment Agreement between the Registrant and Timothy Kennedy, dated July 25, 2016 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 27, 2016).

10.18

Second Amendment to Loan and Security Agreement by and among Biocept, Inc., Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, including Oxford Finance LLC, dated as of June 30, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q, filed with the SEC on August 5, 2016).

10.19+

Biocept, Inc. Amended and Restated 2013 Equity Incentive Plan, Form of Stock Option Grant Notice, Option Agreement, Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit agreement for use thereunder (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 5, 2017).

10.20

Third Amendment to Loan and Security Agreement by and among Biocept, Inc., Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, including Oxford Finance LLC, dated as of June 28, 2017 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2017).

10.21+

Second Amendment to Employment Agreement by and between the Registrant and Michael W. Nall dated November 1, 2017 (incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1 (File no. 333-21648), filed with the SEC on January 22, 2018).

31.1	Certification of Michael Nall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Timothy Kennedy, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Nall, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Timothy Kennedy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.	Description of Exhibit
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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

BIOCEPT, INC.

Date: March 28, 2018	By:	/s/ Michael W. Nall
Michael W. Nall
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Nall	Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2018
Michael W. Nall

/s/ Timothy C. Kennedy	Chief Financial Officer, Senior Vice President of Operations (Principal Financial Officer and Principal Accounting Officer)	March 28, 2018
Timothy C. Kennedy

/s/ David F. Hale	Chairman and Director	March 28, 2018
David F. Hale

/s/ Marsha A. Chandler	Director	March 28, 2018
Marsha A. Chandler

/s/ Bruce E. Gerhardt	Director	March 28, 2018
Bruce E. Gerhardt

/s/ Bruce A. Huebner	Director	March 28, 2018
Bruce A. Huebner

/s/ Ivor Royston	Director	March 28, 2018
Ivor Royston

/s/ M. Faye Wilson	Director	March 28, 2018
M. Faye Wilson