Form 10-K/A
period 2017-12-31
BIOCEPT INC
filed 2018-04-30
CIK 1044378

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

The number of shares of Registrant’s Common Stock outstanding as of April 24, 2018 was 68,038,349.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Biocept, Inc. for the fiscal year ended December 31, 2017, originally filed with the Securities and Exchange Commission on March 28, 2018 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS

Our Board of Directors is divided into three classes, with the terms of office of each class ending in successive years. The total number of authorized directors is seven. The following tables list the persons serving as directors, including relevant information as of March 31, 2018 regarding their age, business experience, qualifications, attributes, skills and other directorships.

Class II Directors with terms ending in 2018:

Name and Age	Current Position with Biocept	Business Experience and Other Directorships
Marsha A. Chandler, Ph.D. Age: 73 Director since: 2013	Director Chair, Nominating and Corporate Governance Committee, and Member, Science, Technology and Clinical Affairs Committee

Dr. Chandler is Senior Vice Chancellor and Professor Emerita at the School of Global Policy and Strategy at the University of California, San Diego (UCSD). She is also currently Advisor to the Jacobs School of Engineering at UCSD as well as Advisor to the Lyndon B. Johnson School of Public Affairs at The University of Texas at Austin. She served as the Executive Vice-President/Chief Operating Officer of the Salk Institute for Biological Studies from 2007 to 2015, where she managed approximately 1,000 scientific and administrative personnel and oversaw all institutional fiscal, administrative and fund-raising activities. From 1997 to 2007 she was the Senior Vice Chancellor for Academic Affairs at UCSD, where she was the chief academic officer responsible for the policies and decisions relating to all academic programs and faculty appointments and performance. She was the Acting Chancellor from 2003-04 and holds an appointment as Professor of Political Science in the Graduate School of International Relations and Pacific Studies at UCSD.

Dr. Chandler is a Fellow of the Royal Society of Canada, the highest academic honor bestowed in that country. She received her Ph.D. from The University of North Carolina at Chapel Hill. In 2004, she completed the Advanced Management Program at Harvard Business School.

We selected Dr. Chandler to serve on our board of directors due to her experience in organizational management and her stature in the life sciences community. Dr. Chandler also serves as chair of our nominating and corporate governance committee and as a member of our science, technology and clinical affairs committee.

Name and Age	Current Position with Biocept	Business Experience and Other Directorships
Bruce A. Huebner Age: 67 Director since: 2013	Director Chair, Compensation Committee, Member, Audit Committee, and Member, Science, Technology and Clinical Affairs Committee

Mr. Huebner was a managing director of LynxCom Partners LLC, a healthcare consulting firm, from 2004 through 2016 where his focus was primarily on cancer diagnostics and personalized medicine. In June of 2011, he joined the board of Vermillion, Inc., an ovarian cancer diagnostics company. He assumed the role of Interim Chief Executive Officer and President of Vermillion from November 2012 to March 2013 and then served as Chairman of the Board from March through December 2013. From October 2009 to June 2010, Mr. Huebner served as President and Chief Executive Officer of TrovaGene, Inc., a developer of molecular diagnostics products. From June of 2005 through June of 2008, Mr. Huebner served as President of Osmetech, Inc., a molecular diagnostic microarray products company. From 2002 to 2004, Mr. Huebner was President and Chief Operating Officer of Nanogen, Inc., a publicly held nanotechnology/microarray company. From 1996 to 2002,

Mr. Huebner was Executive Vice-President and Chief Operating Officer of Gen-Probe Incorporated, a leader in the development of nucleic acid tests for infectious diseases. Mr. Huebner received his Bachelor of Science degree in Chemistry from the University of Wisconsin-La Crosse and completed a Senior Executive Graduate School program at Columbia University.

We selected Mr. Huebner to serve on our board of directors due to his strong background in cancer diagnostics sales, marketing, operations and reimbursement. Mr. Huebner also serves as chair of our compensation committee, as a member of our audit committee and as a member of our science, technology and clinical affairs committee.

Ivor Royston, M.D. Age: 72 Director since: 2010	Director Chair, Science, Technology and Clinical Affairs Committee, and Member, Nominating and Corporate Governance Committee

Dr. Royston currently serves as CEO of Viracta Therapeutics, Inc. From 1990 to 2000, he served as founding President and CEO of The Sidney Kimmel Cancer Center and from 1978 to 1990, he was a member of the oncology faculty of the University of California, San Diego. In addition to being a co-founder of Hybritech, Inc., in 1986 he co-founded IDEC Corporation, which later merged with Biogen to form Biogen Idec. From 1990 to 2017, Dr. Royston was the Founding Managing Partner of Forward Ventures and has been instrumental in the formation, financing and development of numerous biotechnology companies, including Applied Molecular Evolution (acquired by Eli Lilly), Corixa (acquired by GlaxoSmithKline), Dynavax, LigoCyte (acquired by Takeda), Morphotek (acquired by Eisai), Sequana Therapeutics (acquired by Celera), Syndax, TargeGen (acquired by Sanofi-Aventis), and Triangle Pharmaceuticals (acquired by Gilead). He is currently a director of Viracta. Dr. Royston received his B.A. and M.D. degrees from Johns Hopkins University and completed post-doctoral training in internal medicine and medical oncology at Stanford University. In 1997, President Clinton appointed Dr. Royston to a six-year term on the National Cancer Advisory Board.

We selected Dr. Royston to serve on our board of directors due to his extensive experience with emerging life sciences companies. Dr. Royston also serves as chair of our science, technology and clinical affairs committee and as a member of our nominating and governance committee.

Class III Directors with terms ending in 2019:

Name and Age	Current Position with Biocept	Business Experience and Other Directorships

Name and Age	Current Position with Biocept	Business Experience and Other Directorships
David F. Hale Age: 69 Director since: 2011	Non-executive Chairman, Board of Directors

Mr. Hale was appointed as our Executive Chairman in March 2011. As of and in connection with the closing of our initial public offering on February 10, 2014, Mr. Hale now serves as non-executive Chairman. He is the Chairman and CEO of Hale BioPharma Ventures LLC, a private company focused on the formation and development of biotechnology, specialty pharma, diagnostic and medical device companies. Mr. Hale is a serial entrepreneur who has been involved in the founding and/or development of a number of life sciences companies. He served as the Chairman of Santarus, Inc., a specialty biopharmaceutical company, since 2004 and a member of Santarus’ board since 2000, prior to its acquisition by Salix

Pharmaceuticals, Ltd. in 2014. He also serves as Chairman of Conatus Pharmaceuticals, Inc, a public company. He was previously President and CEO of CancerVax Corporation from October 1999 through its merger in May 2006 with Micromet, Inc., when he became Chairman of the combined companies. He is a co-founder and served as Chairman of Somaxon Pharmaceuticals, Inc. before its acquisition by Pernix Therapeutics Holdings, Inc., and as Chairman of SkinMedica, Inc., before its acquisition by Allergan, Inc. He also serves as Chairman of Adigica Health, Inc., Clarify Medical, Inc., MDRejuvena, Inc., Neurana Pharmaceuticals, Inc., Neurelis, Inc. and Recros Medica, Inc. In 1982, after joining Hybritech, Inc., the first monoclonal antibody company, he served as COO, President and then Chief Executive Officer, when Hybritech was acquired by Eli Lilly and Co. in 1986. From 1987 until 1997 he was Chairman, President and CEO of Gensia, Inc., which merged with SICOR to become Gensia Sicor, Inc., which was later acquired by Teva Pharmaceuticals. He was a co-founder and Chairman of Viagene, Inc. from 1987 to 1995, when Viagene was acquired by Chiron, Inc. He was President and CEO of Women First HealthCare, Inc. from late 1997 to June 2000, before joining CancerVax in October 1999. Prior to joining Hybritech, Mr. Hale was Vice President and General Manager of BBL Microbiology Systems, a diagnostics division of Becton, Dickinson & Co. and from 1971 to 1980, held various marketing and sales management positions with Ortho Pharmaceutical Corporation, a division of Johnson & Johnson, Inc.

We selected Mr. Hale to serve on and lead our board of directors due to his public and private company board experience as well as his extensive experience with and knowledge of health care issues and the operational activities of life sciences companies.

Michael W. Nall Age: 55 Director since: 2013	Director, Chief Executive Officer and President

Mr. Nall has over 30 years of healthcare sales and marketing experience, serving as our CEO and President since 2013. Before joining Biocept, Mr. Nall served at Clarient Diagnostic Services, Inc. in positions of increasing responsibility from 2002 through August 2013, with his last position being General Manager, North American Sales and Marketing. While at Clarient, Mr. Nall was also responsible for leading the team assimilating Clarient into GE Healthcare after Clarient was acquired in 2010.

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

Name and Age	Current Position with Biocept	Business Experience and Other Directorships
M. Faye Wilson, MBA Age: 80 Director since: 2009	Lead Independent Director Chair, Audit Committee, Member, Compensation Committee, and Member, Nominating and Corporate Governance Committee

Ms. Wilson is CEO of Wilson Boyles and Company, a business consulting firm specializing in the development and implementation of successful business strategies. Prior to co-founding Wilson Boyles in 2003, she served as Senior Vice-President, Value Initiatives and Risk Management for The Home Depot, having joined the company in 1998 following a 21-year career at Bank of America. Ms. Wilson was Executive-Vice President of Bank of America and Chairman and President of Security Pacific Financial Services, a wholly owned subsidiary of BancAmerica Corporation.

Ms. Wilson began her banking career as a management trainee in the Corporate Banking Group of Security Pacific National Bank, which merged with and became Bank of America in 1992. Prior to assuming the chairmanship of Security Pacific Financial Services, she was the Executive Vice-President responsible for overseeing credit quality and policy for over 80% of Bank of America’s loan portfolio.

During her Security Pacific career, Ms. Wilson spent time in London as the Managing Director of Corporate Finance for Security Pacific Hoare Govett, where she created new corporate advisory services, debt structuring products and formed a cross-border mergers and acquisitions division for European and U.S. companies. Prior to the London assignment, she was Managing Director of the Leveraged Buyout Group for the Security Pacific Merchant Bank, establishing the bank as lead in high profile transactions. Earlier, as Senior Vice-President and Regional Manager in the Corporate Banking Division with responsibility for multinational corporations, retail industry companies and California based corporations, Ms. Wilson established lead banking relationships with major players in those markets.

Ms. Wilson has served as a director on the corporate boards BioMed Realty Trust, Inc. (a real estate investment trust, until its acquisition by Blackstone Real Estate Partners VIII in 2016), Farmers Insurance Group, The Home Depot, SKM (a Russian public company), and Community National Bank. Currently she serves as Chair of the Board of non-profit San Diego Theatres Inc., is a trustee of The Salk Institute, and Chair of the Audit Committee of Sharp Health Group. She remains engaged with the activities of Duke University, her alma mater.

Ms. Wilson received master’s degrees in international relations and in business administration from the University of Southern California.

We selected Ms. Wilson to serve as lead independent director on our board of directors due to her extensive experience as a director of public companies, her financial acumen and experience, and her expertise in business strategy. Ms. Wilson also serves as chair of our audit committee, as a member of our compensation committee and as a member of our nominating and governance committee.

Class I Directors with terms ending in 2020:

Name and Age	Current Position with Biocept	Business Experience and Other Directorships
Bruce E. Gerhardt, CPA Age: 67 Director since: 2010	Director Member, Audit Committee, and Member, Compensation Committee

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

We selected Mr. Gerhardt to serve on our board of directors due to his experience and expertise in financial accounting and auditing. Mr. Gerhardt also serves as a member of our audit committee and as a member of our compensation committee.

EXECUTIVE OFFICERS

Our executive officers, and their respective ages and positions with us as of March 31, 2018, are as follows:

Name	Age	Position
Michael W. Nall	55	President, Chief Executive Officer and Director
Lyle J. Arnold, Ph.D.	71	Senior Vice-President of Research & Development and Chief Scientific Officer
Timothy C. Kennedy	60	Chief Financial Officer, Senior Vice-President of Operations and Corporate Secretary
Michael Terry	63	Senior Vice-President of Commercial Operations

Mr. Nall’s biography can be found under the heading “Directors.”

Lyle J. Arnold, Ph.D. joined us as Senior Vice-President of Research & Development and Chief Scientific Officer at Biocept in 2011. Dr. Arnold is a biotechnology executive, entrepreneur, and developer of innovative technologies covering therapeutics, molecular diagnostics, and genomics. Prior to joining Biocept, Dr. Arnold founded Aegea Biotechnologies to acquire, develop, and commercialize, next generation nucleic acid technologies. Dr. Arnold has served on the board of directors of numerous companies, including Asuragen and Aegea, as well as, non-profit organizations. Dr. Arnold has also held senior scientific and management positions at Molecular Biosystems (co-founder), Genta, Synteni, Incyte Genomics, Oasis Biosciences (co-founder), and Gen-Probe (now Hologic). In addition, Dr. Arnold was a faculty member in the UCSD School of Medicine and a member of the UCSD Cancer Center. Dr. Arnold is an inventor or co-inventor on 49 issued U.S. patents and more than 160 issued and pending patents worldwide. He is the principal inventor of the chemiluminescent Hybridization Protection Assay (HPA) and associated technologies core to Hologic assays that generate more than $500M in product revenue annually. Dr. Arnold is also the inventor of the patented Switch-Blocker technology for detecting extremely rare genetic events that Biocept uses for interrogating ctDNA for cancer associated mutations. In addition, he has authored more than 50 scientific publications. Dr. Arnold received a B.S. in Chemistry from the University of California at Los Angeles and a Ph.D. in Chemistry/Biochemistry from the University of California at San Diego.

Timothy C. Kennedy joined us as Chief Financial Officer, Senior Vice-President of Operations and Corporate Secretary in July 2016. Mr. Kennedy has over 30 years of executive, financial, and operational leadership experience, with over 25 years in the clinical diagnostics industry. Mr. Kennedy previously served as Chief Financial Officer of Millennium Health, a privately held leading urine drug testing and pharmacogenetics laboratory company, from 2013 to July 2016. Prior to joining Millennium Health, Mr. Kennedy was Chief Financial Officer and General Manager of PLUS Diagnostics, a urology, gastroenterology and oncology lab from 2008 through 2012. Prior to Plus Diagnostics, Mr. Kennedy held an ownership position in Diagnostic Imaging Management, a multi-site imaging company from 1997 to 2008, expanding from 12 to 33 free-standing centers across the United States. From 1988 to 1997, Mr. Kennedy held a number of management positions with National Health Laboratories, where he served as the Head of Finance, completing over 50 acquisitions and the merger with Roche Biomedical Labs to form LabCorp in 1995. Mr. Kennedy serves on the Board of Directors of MyCircle Health, a data services company that helps patients with chronic health conditions measure, evaluate, control and communicate daily test results to their healthcare providers and physicians. Mr. Kennedy holds a bachelor’s degree in Business - Accounting/Information Technology from Keane University.

Michael Terry joined us as Senior Vice-President of Commercial Operations in February 2017. A seasoned veteran in the molecular diagnostics and liquid biopsy industries, Mr. Terry has previously served as Executive Vice President, Commercial Operations and Corporate Development of Trovagene, Inc. from 2012 to 2014, as well as Executive Vice President of Sequenom, Inc., where he managed global commercial operations from 2003 to 2005. Mr. Terry’s career also includes 4 years at GE Healthcare’s Marquette Medical division, where he held key executive positions in sales management, commercial operations and eBusiness from 1997 to 2001. At GE Healthcare, he earned a certification in Six Sigma. Mr. Terry has also served as the Executive Vice President of European Operations for Lumenis Ltd., Vice President of Global Sales for Aspect Medical Systems Inc., and Chief Executive Officer of Ligand Diagnostics. Mr. Terry earned a B.S. in Economics and Business from the University of Wisconsin – Madison.

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

Board and Committee Meetings

During 2017, our board of directors met 11 times and took action by written consent once.  Each director attended at least 75% of the meetings held while he or she was a director, either in person or by teleconference, except for Mr. Huebner, who attended 7 of the 11 meetings of our board of directors held in 2017.  Additionally, each director attended at least 75% of the meetings for each committee on which he or she served.

Director Attendance at Annual Meetings

Although we do not have a formal policy regarding attendance by members of our board of directors at our annual meetings of stockholders, we encourage all of our directors to attend. All of our directors attended the annual meeting of stockholders on May 2, 2017.

Executive Sessions

In accordance with the applicable NASDAQ Listing Rules, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.

Board Committees

Our board of directors has four standing committees: the audit committee, the compensation committee, the nominating and corporate governance committee, and the science, technology and clinical affairs committee. The science, technology and clinical affairs committee was established on March 21, 2017 by our board of directors. In addition, from time to time, special committees may be established under the direction of our board of directors when necessary to address specific issues.

Each of the four standing committees has a written charter that has been approved by our board of directors.  A copy of each charter is available on our website at www.biocept.com by selecting the “Investor Relations” icon at the top of the page, followed by the “Corporate Governance” hyperlink.

The current members of each committee are identified in the following table:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Science, Technology and Clinical Affairs Committee
David F. Hale (non-executive Chairman)	—	—	—	—
Marsha A. Chandler, Ph.D.	—	—	Chair	Member
Bruce E. Gerhardt, CPA	Member	Member	—	—
Bruce A. Huebner	Member	Chair	—	Member
Michael W. Nall	—	—	—	—
Ivor Royston, M.D.	—	—	Member	Chair
M. Faye Wilson, MBA	Chair	Member	Member	—

Audit Committee

During 2017, our audit committee met four times.  On May 30, 2017, Mr. Huebner was appointed as a member of our audit committee. Each of the members of the audit committee has been determined to be an independent director under applicable SEC rules and the applicable NASDAQ Listing Rules.  Our board of directors has affirmatively determined that Ms. Wilson is designated as an “audit committee financial expert.”

Our audit committee’s responsibilities include:

•	Oversee the integrity of our financial statements and other financial information provided by us to our stockholders and others;
•

Monitor the periodic reviews that are conducted by our financial and senior management and by our independent auditors of the adequacy of our auditing, accounting and financial reporting processes and systems of internal control;

•	Oversee the qualifications, independence and performance of our independent auditors;
•	Oversee compliance with legal, regulatory and public disclosure requirements; and
•	Facilitate communication among our independent auditors, our financial and senior management, and the board.

Compensation Committee

During 2017, our compensation committee met 9 times (including telephonic meetings) and took action by written consent four times. Dr. Royston served as chair of our compensation committee until March 21, 2017, when our board of directors appointed Mr. Huebner, a member of our compensation committee at the time, as chair of our compensation committee, after which Dr. Royston no longer served on our compensation committee. On March 21, 2017, Mr. Gerhardt was appointed as a member of our compensation committee. Each of the members of the compensation committee has been determined to be an independent director under the applicable NASDAQ Listing Rules.

Our compensation committee’s responsibilities include:

•	Oversee our overall compensation programs applicable to executive officers and directors;
•	Oversee our cash and equity-based compensation plans applicable to all of our directors, officers and employees;
•	Produce an annual report on executive compensation for inclusion in our annual proxy statement; and
•	Review and discuss with our management the tables and narrative discussion regarding executive officer and director compensation to be included in our annual proxy statement.

Nominating and Corporate Governance Committee

During 2017, our nominating and corporate governance committee met five times. Each of the members of the nominating and corporate governance committee has been determined to be an independent director under the applicable NASDAQ Listing Rules.

Our nominating and corporate governance committee’s responsibilities include:

•

Identify individuals qualified to become board members, consistent with criteria approved by the board, and recommend that the board select the director nominees for election at each annual meeting of stockholders or to fill vacancies on board in accordance with our bylaws;

•

Recommend to the board any appropriate changes in our Code of Ethics, applicable to the Chief Executive Officer and other senior financial officers, and in the Code of Business Conduct, applicable to all of our directors, officers and employees, and in such other corporate governance policies and documents as the committee determines from time to time, including such policies and documents as the committee may develop and/or recommend to the board for approval;

•	Recommend to the board director nominees for each committee of the board; and
•	Lead the board in its annual review of the performance of the board and any committee thereof, as applicable.

Science, Technology and Clinical Affairs Committee

Our board of directors established the science, technology and clinical affairs committee on March 21, 2017.  During 2017, our science, technology and clinical affairs committee met three times. Mr. Huebner served as a member of our science, technology and clinical affairs committee from March 21, 2017 through May 30, 2017, and then again since September 27, 2017. Each of the members of the science, technology and clinical affairs committee has been determined to be an independent director under the applicable NASDAQ Listing Rules.

Our science, technology and clinical affairs committee’s responsibilities include:

•	Review and advise the board on the overall strategy, direction and effectiveness of our research and development and our clinical programs;
•	Evaluate and advise the board on our progress in achieving our long-term strategic research, development and clinical goals and objectives;
•	Identify and monitor emerging science, technology and regulatory developments, issues and trends which are relevant to our research and development strategy and clinical activities;
•	Assess and advise the board, as requested, on the committee’s view of the quality and competitiveness, from a scientific perspective of our research and development programs and clinical initiatives;
•

Review and evaluate the infrastructure and resources made available by us for our research and development projects and clinical programs at the request of the board.  Upon review, the committee will make recommendations regarding such infrastructure and resources necessary to achieve our objectives;

•

Review and advise the board regarding the scientific, research and development, and intellectual property aspects of proposed transactions such as investments, acquisitions and intellectual property at the request of the board;

•	Meet with and liaise with, as well as review the recommendations from, our Scientific Advisory Board and Clinical Advisory Board; and
•	Conduct quarterly meetings with our Chief Scientific Officer, Medical Staff and Chief Executive Officer to assess and advise on clinical and scientific progress and initiatives.

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

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table shows the compensation awarded to or earned in our last two fiscal years by our principal executive officer and our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2017. The persons listed in the following table are referred to herein as the “named executive officers.”

Name and Principal Position	Year	Salary ($)(1)		Stock Awards ($)(2)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)(3)		Other Compensation ($)(4)		Total ($)
Michael W. Nall	2017	394,631	(5)	112,500	509,476	86,366	(6)	35,667	(7)	1,138,640
President and Chief Executive Officer	2016	376,367	(5)	46,500	145,636	107,250	(6)	42,628	(7)	718,381
Timothy C. Kennedy	2017	329,569	(8)	75,000	150,834	63,750	(9)	—		619,153
CFO, SVP of Operations	2016	138,504	(8)	48,750	138,592	43,515	(9)	—		369,361
Lyle J. Arnold, Ph.D.	2017	282,416	(10)	75,000	152,086	40,574	(11)	—		550,076
SVP R&D, Chief Scientific Officer	2016	282,752	(10)	31,000	24,919	57,573	(11)	—		396,244

(1)

The “Salary ($)” column includes salary earned for each named executive officer and the net increase or decrease in each named executive officer’s accrued vacation balance, or accrued vacation, in each year ended December 31.

(2)

The amounts in the “Option Awards ($)” and “Stock Awards ($)” columns reflect the grant date fair values of stock option and RSU awards, respectively, granted during the year. These amounts are determined in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, rather than an amount paid to or realized by the executive officer. For a description of these stock option and RSU awards, see “Narrative Disclosure to Summary Compensation Table” within this “Executive Compensation” section.

(3)

The “Non-equity Incentive Compensation Plan Compensation ($)” column includes discretionary amounts earned by each named executive officer pursuant to an employment agreement or our approved Annual Incentive Plan.

(4)

The “Other Compensation ($)” column includes amounts earned by each named executive officer but not otherwise included in amounts within the “Salary ($),” “Stock Awards ($),” “Option Awards ($),” or “Non-equity Incentive Plan Compensation ($)” columns.

(5)	2017 salary amount includes accrued vacation of $18,857. 2016 salary amount includes accrued vacation of $17,482.
(6)

2017 non-equity incentive plan compensation amount includes a bonus of $86,366 related to the achievement of corporate performance goals during 2017. 2016 non-equity incentive plan compensation amount includes a bonus of $107,250 related to the achievement of corporate performance goals during 2016.

(7)

2017 other compensation amount includes $20,000 commuting expenses reimbursement benefit we provided to Mr. Nall plus $15,667 of income taxes we paid for Mr. Nall in respect of such benefit. 2016 other compensation amount includes $24,000 commuting expenses reimbursement benefit we provided to Mr. Nall plus $18,628 of income taxes we paid for Mr. Nall in respect of such benefit.

(8)

Mr. Kennedy commenced employment on July 25, 2016, and therefore his 2016 salary reflects his service for only a portion of the year. 2017 salary amount includes accrued vacation of $17,069. 2016 salary amount includes accrued vacation of $3,600.

(9)

2017 non-equity incentive plan compensation amount includes a bonus of $63,750 related to the achievement of both corporate and individual performance goals during 2017. 2016 non-equity incentive plan compensation amount includes a bonus of $43,515 related to the achievement of both corporate and individual performance goals from Mr. Kennedy’s employment commencement date of July 25, 2016 through December 31, 2016.

(10)	2017 salary amount includes a decrease of $7,397 in Dr. Arnold’s accrued vacation balance. 2016 salary amount includes accrued vacation of $475.
(11)

2017 non-equity incentive plan compensation amount includes a bonus of $40,574 related to the achievement of both corporate and individual performance goals during 2017. 2016 non-equity incentive plan compensation amount includes a bonus of $57,573 related to the achievement of both corporate and individual performance goals during 2016.

Narrative Disclosure to Summary Compensation Table

Michael W. Nall

We entered into an employment agreement effective as of August 26, 2013, as amended on November 6, 2015, with Michael W. Nall, or collectively, the CEO Employment Agreement, in connection with his appointment as our Chief Executive Officer and President. The CEO Employment Agreement provided Mr. Nall the following: (i) a base salary of $350,000 per year; (ii) a housing allowance of $2,000 per month; and (iii) stock options under our 2013 Amended and Restated Equity Incentive Plan, as amended, or the 2013 Plan, to purchase a number of shares of common stock equal to at least 4% of our fully diluted stock outstanding as of August 26, 2013, vesting in equal monthly installments over four years beginning August 15, 2013 with a term of 10 years. During the years ended December 31, 2016 and 2017, Mr. Nall was eligible to participate in our annual incentive plan with a target bonus amount equal to 50% of Mr. Nall’s annual base salary, of which 100% was dependent on the achievement of corporate performance goals. Effective as of April 4, 2016 and April 1, 2017, Mr. Nall’s base salary was increased to $360,000 and $372,000 per year, respectively, as approved by the compensation committee of our board of directors. Effective as of November 1, 2017, the CEO Employment Agreement was amended to reflect a base salary increase to $412,961 and the removal of the housing allowance of $2,000 per month, as approved by the compensation committee of our board of directors.

The CEO Employment Agreement provides that in the event of termination of Mr. Nall’s employment by us without cause or his resignation for good reason, the vesting of any of his outstanding unvested stock options and RSUs which would have vested over the following 12 months will accelerate (unless the applicable stock option or RSU agreement provides for more favorable acceleration terms). Also, in the event of a change of control, if the surviving or acquiring corporation (or its parent company) does not assume or continue Mr. Nall’s outstanding unvested stock options or RSUs or substitute similar stock awards for such stock options or RSUs, then all of Mr. Nall’s unvested stock options and RSUs will immediately vest and become exercisable, provided Mr. Nall is providing continued service to us immediately prior to the change of control. In addition, solely with respect to Mr. Nall’s unvested stock options and RSUs granted prior to November 6, 2015, in the event of a change of control where Mr. Nall’s unvested stock options and RSUs are not fully accelerated, the vesting of 50% of any of Mr. Nall’s outstanding unvested stock options and RSUs will accelerate on the date of the change of control and the remaining unvested stock options and RSUs will vest on the earliest of (i) the date of the termination of his employment by us without cause, (ii) the date of his resignation for good reason, or (iii) the first anniversary of the change of control (unless the applicable stock option or RSU agreement provides for more favorable acceleration terms). (For example, the foregoing would not apply to the initial stock option grant, which would fully accelerate upon a change in control.) Additionally, if during the 10-day period before a change of control or during the 12-month period following a change of control, Mr. Nall’s employment is terminated without cause or Mr. Nall resigns for good reason, then the vesting of each of Mr. Nall’s outstanding unvested stock options and RSUs will accelerate immediately. The CEO Employment Agreement provides that if Mr. Nall has a separation from service as a result of his discharge by us without cause or his resignation with good reason then, provided that he gives us an effective waiver and release of claims, he will be entitled to 12 months’ salary and up to 12 months of COBRA premiums (or substantially equivalent health insurance coverage).

On February 29, 2016, an option award exercisable for 16,666 shares of common stock with an estimated grant date fair value of $49,837 was issued to Mr. Nall under the 2013 Plan. The exercise price of these options of $4.02 per share is equal to the closing price of our common stock on the date of grant. The share amount for the option award was determined by dividing the award value by $2.99, which is the fair value per share of the option exercisable into our common stock on the date of grant, estimated using a Black-Scholes valuation model. The assumptions used in the Black-Scholes valuation model include a volatility rate of 90.0%, a risk-free interest rate of 1.39%, a dividend yield of 0.00%, and an expected term of 6.08 years. The option award vests over a four-year period with 25% of all shares vesting on the one-year anniversary of the grant date and the remainder vesting in equal monthly installments over the following three years ending February 29, 2020, with a term of 10 years from the date of grant.

On July 6, 2016, the compensation committee of our board of directors approved retention RSUs for 25,000 shares of common stock to be granted to Mr. Nall pursuant to the 2013 Plan. This retention RSU award had a grant date fair value of $1.86 per share for a total grant date fair value of $46,500 and vested fully on the one-year anniversary of the date of grant.

On May 2, 2017, our board of directors approved the issuance of 300,000 time-based stock options, 200,000 performance-based stock options, 50,000 time-based RSUs, and 25,000 performance RSUs to Mr. Nall under the 2013 Plan, which were granted on May 31, 2017 with per share estimated grant date fair values of $1.04, $0.99, $1.50 and $1.50, respectively. The exercise price of the time-based and performance stock options of $1.50 per share is equal to the closing price of our common stock on the date of grant, with a term of 10 years from the date of grant. The grant date fair values of the time-based and performance stock options were estimated using a Black-Scholes valuation model. The assumptions used in the Black-Scholes valuation model for the time-based stock options include a volatility rate of 80.0%, a risk-free interest rate of 1.89%, a dividend yield of 0.00%, and an expected term of 6.04 years. The assumptions used in the Black-Scholes valuation model for the performance stock options include a volatility rate of 80.0%, a risk-free interest rate of 1.79%, a dividend yield of 0.00%, and an expected term of 5.29 years. Each time-based stock option award vests over a four-year period with 25% of all shares vesting on the one-year anniversary of the vesting commencement date, or May 2, 2018, with the remainder vesting in 36 equal monthly installments over the following three years ending May 2, 2021, subject to continuing service. Vesting of the performance-based stock options and RSUs granted on May 31, 2017 was as determined by our board of directors or our compensation committee of our board of directors upon the achievement of specified corporate goals for 2017. Subsequent to the year ended December 31, 2017, none of the performance stock options and performance RSUs granted on May 31, 2017 were declared vested, and the 225,000 shares underlying these awards were forfeited.

Timothy C. Kennedy

We entered into an employment agreement effective July 25, 2016 with Timothy Kennedy, or the CFO Employment Agreement, in connection with his appointment as our Chief Financial Officer and Senior Vice President of Operations and Corporate Secretary. The CFO Employment Agreement provides Mr. Kennedy the following: (i) a base salary of $305,000 per year; (ii) a target annual bonus of 40% of base salary, pro-rated from employment commencement date for 2016, of which 50% was guaranteed only for 2016; (iii) time-based inducement stock options under our 2013 Plan to purchase 66,666 shares of common stock at its fair market value on the date of grant, with 25% of all shares vesting on the one-year anniversary of the grant date and the remainder vesting in equal monthly installments over the following three years; (iv) performance inducement stock options under our 2013 Plan to purchase 33,333 shares of common stock at its fair market value on the date of grant, with vesting as determined by our board of directors or its compensation committee based on the achievement of specified goals for 2016; and (v) inducement RSUs under our 2013 Plan for 25,000 shares of common stock, with vesting occurring on the one-year anniversary of the commencement of Mr. Kennedy’s employment. During 2016 and 2017, Mr. Kennedy was eligible to participate in our annual incentive plan with 80% of the annual target bonus dependent on the achievement of corporate performance goals and 20% of the annual target bonus dependent on the achievement of individual performance goals. Effective as of April 1, 2017, Mr. Kennedy’s base salary was increased to $315,000 per year as approved by the compensation committee of our board of directors.

The CFO Employment Agreement provides that if Mr. Kennedy’s continuous service is terminated without cause or he resigns with good reason (at any time other than during the three months before change in control or during the 12 months following a change in control), then, provided that he gives us an effective waiver and release of claims, he will be entitled to nine months’ salary paid as a lump sum on the 10th day following his separation from service, plus up to nine months of COBRA premiums, and notwithstanding any contrary terms of any stock option grant, option agreement or other equity award agreement, he shall receive accelerated vesting for all stock options and other equity awards outstanding as of the date of termination that are subject to time-based vesting requirements and that would have otherwise vested during the 12 month period following the date of his termination without a separation from service. However, if he is terminated without cause or he resigns with good reason within three months before or 12 months after a change in control, then, provided that he gives us an effective waiver and release of claims, he will be entitled to 12 months’ salary paid as a lump sum on the 10th day following his separation from service, plus up to 12 months of COBRA premiums, and all of his then-outstanding time-based stock options and other equity awards covering our common stock will fully vest.

On July 29, 2016, 66,666 time-based inducement stock options and 33,333 performance inducement stock options were granted to Mr. Kennedy with per share estimated grant date fair values of $1.45 and $1.26, respectively. The time-based and performance stock options have a term of 10 years from the date of grant and an exercise price of $1.95 per share, which is equal to the closing price of our common stock on the date of grant. The grant date fair values of the time-based and performance stock options were estimated using a Black-Scholes valuation model. The assumptions used in the Black-Scholes valuation model for the time-based stock options include a volatility rate of 90.0%, a risk-free interest rate of 1.17%, a dividend yield of 0.00%, and an expected term of 6.07 years. The assumptions used in the Black-Scholes valuation model for the performance stock options include a volatility rate of 80.0%, a risk-free interest rate of 1.01%, a dividend yield of 0.00%, and an expected term of 5.21 years. The inducement RSU award granted to Mr. Kennedy on July 29, 2016 for 25,000 shares of common stock had a grant date fair value of $1.95 per share for a total grant date fair value of $48,750, and vested fully on July 25, 2017. Subsequent to the year ended December 31, 2016, 16,383 of the performance stock options granted on July 29, 2016 were declared vested by our board of directors, and the remaining 16,950 shares underlying these awards were forfeited.

On May 2, 2017, our board of directors approved the issuance of 50,000 time-based stock options, 100,000 performance-based stock options, 25,000 time-based RSUs, and 25,000 performance RSUs to Mr. Kennedy under the 2013 Plan, which were granted on May 31, 2017 with per share estimated grant date fair values of $1.04, $0.99, $1.50 and $1.50, respectively. The time-based and performance stock options have a term of 10 years from the date of grant and an exercise price of $1.50 per share, which is equal to the closing price of our common stock on the date of grant. The grant date fair values of the time-based and performance stock options were estimated using a Black-Scholes valuation model. The assumptions used in the Black-Scholes valuation model for the time-based stock options include a volatility rate of 80.0%, a risk-free interest rate of 1.89%, a dividend yield of 0.00%, and an expected term of 6.04 years. The assumptions used in the Black-Scholes valuation model for the performance stock options include a volatility rate of 80.0%, a risk-free interest rate of 1.79%, a dividend yield of 0.00%, and an expected term of 5.29 years. Each time-based stock option award vests over a four-year period with 25% of all shares vesting on the one-year anniversary of the vesting commencement date, or May 2, 2018, with the remainder vesting in 36 equal monthly installments over the following three years ending May 2, 2021. Vesting of the performance-based stock options and RSUs granted on May 31, 2017 was as determined by our board of directors or our compensation committee of our board of directors upon the achievement of specified corporate goals for 2017. Subsequent to the year ended December 31, 2017, none of the performance stock options and performance RSUs granted on May 31, 2017 were declared vested, and the 125,000 shares underlying these awards were forfeited.

Lyle J. Arnold, Ph. D.

We entered into an employment agreement, or the CSO Employment Agreement, as of April 30, 2011 with Lyle J. Arnold in connection with his appointment as our Senior Vice-President of Research and Development and Chief Scientific Officer. The CSO Employment Agreement provided Dr. Arnold a base salary of $250,000 per year. During the years ended December 31, 2016 and 2017, Dr. Arnold was eligible to participate in our annual incentive plan with a target bonus amount equal to 35% of Dr. Arnold’s annual base salary, of which 80% was dependent on the achievement of corporate performance goals and 20% was dependent on the achievement of individual performance goals. Effective as of April 4, 2016 and April 1, 2017, Dr. Arnold’s base salary was increased to $283,250 and $292,000 per year, respectively, as approved by the compensation committee of our board of directors.

On February 29, 2016, an option award exercisable for 8,333 shares of common stock with an estimated grant date fair value of $24,919 was issued to Dr. Arnold under the 2013 Plan. The exercise price of these options of $4.02 per share is equal to the closing price of our common stock on the date of grant. The share amount for the option award was determined by dividing the award value by $2.99, which is the fair value per share of the option exercisable into our common stock on the date of grant, estimated using a Black-Scholes valuation model. The assumptions used in the Black-Scholes valuation model include a volatility rate of 90.0%, a risk-free interest rate of 1.39%, a dividend yield of 0.00%, and an expected term of 6.08 years. The option award has a ten year term from the date of grant and vests over a four-year period with 25% of all shares vesting on the one-year anniversary of the grant date and the remainder vesting in equal monthly installments over the following three years ending February 29, 2020.

On July 6, 2016, the compensation committee of our board of directors approved retention RSUs for 16,666 shares of common stock to be granted to Dr. Arnold pursuant to the 2013 Plan. This retention RSU award had a grant date fair value of $1.86 per share for a total grant date fair value of $31,000 and vested fully on the one-year anniversary of the date of grant.

On May 2, 2017, our board of directors approved the issuance of 75,000 time-based stock options, 75,000 performance-based stock options, 25,000 time-based RSUs, and 25,000 performance RSUs to Dr. Arnold under the 2013 Plan, which were granted on May 31, 2017 with per share estimated grant date fair values of $1.04, $0.99, $1.50 and $1.50, respectively. The time-based and performance stock options have a term of 10 years from the date of grant and an exercise price of $1.50 per share, which is equal to the closing price of our common stock on the date of grant. The grant date fair values of the time-based and performance stock options were estimated using a Black-Scholes valuation model. The assumptions used in the Black-Scholes valuation model for the time-based stock options include a volatility rate of 80.0%, a risk-free interest rate of 1.89%, a dividend yield of 0.00%, and an expected term of 6.04 years. The assumptions used in the Black-Scholes valuation model for the performance stock options include a volatility rate of 80.0%, a risk-free interest rate of 1.79%, a dividend yield of 0.00%, and an expected term of 5.29 years. Each time-based stock option award vests over a four-year period with 25% of all shares vesting on the one-year anniversary of the vesting commencement date, or May 2, 2018, with the remainder vesting in 36 equal monthly installments over the following three years ending May 2, 2021. Vesting of the performance-based stock options and RSUs granted on May 31, 2017 was as determined by our board of directors or our compensation committee of our board of directors upon the achievement of specified corporate goals for 2017. Subsequent to the year ended December 31, 2017, none of the performance stock options and performance RSUs granted on May 31, 2017 were declared vested, and the 100,000 shares underlying these awards were forfeited.

Annual Incentive Plan

On May 19, 2014, the compensation committee of our board of directors approved an annual incentive plan, or the Annual Incentive Plan, to provide our employees, including our executive officers, with an incentive for such employees to perform to the best of their abilities, to further our growth, development and financial success, and to enable us to attract and retain highly qualified employees. Each executive officer is eligible for an award based upon the achievement of certain corporate performance goals and objectives approved by the compensation committee and, with respect to our executive officers other than our chief executive officer, individual performance. In 2017, total compensation of $405,543 was paid to employees, including our executive officers, pursuant to the Annual Incentive Plan related to the achievement of both corporate and individual performance goals earned in 2016. In 2018, total compensation of approximately $379,000 was paid to employees, including our executive officers, pursuant to the Annual Incentive Plan related to the achievement of both corporate and individual performance goals earned in 2017.

OUTSTANDING EQUITY AWARDS

The following table sets forth certain information, on an award-by-award basis, concerning unexercised options to purchase common stock and RSUs that have not yet vested for each named executive officer, which were outstanding as of December 31, 2017. On September 29, 2016, we effected a one-for-three reverse stock split of all common shares outstanding as approved by our stockholders and board of directors. All per share amounts and share numbers have been adjusted for this reverse stock split as if it had occurred on March 25, 2011.

		Option Awards				Restricted Stock Units
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Unvested Securities Underlying (#)(2)	Market Value of Units that are Unvested ($)(3)
Michael W. Nall	7/31/2013	6,435	—	15.54	7/30/2023	—	—
	7/31/2013	26,898	—	15.54	7/30/2023	—	—
	6/12/2014	21,815	3,125	16.05	6/11/2024	—	—
	6/12/2014	60	—	16.05	6/11/2024	—	—
	8/31/2015	—	16,599	6.03	8/30/2025	—	—
	8/31/2015	29,166	4,235	6.03	8/30/2025	—	—
	8/31/2015	6,333	—	6.03	8/30/2025	—	—
	2/29/2016	—	4,861	4.02	2/28/2026	—	—
	2/29/2016	7,639	4,166	4.02	2/28/2026	—	—
	2/29/2016	10,000	—	4.02	2/28/2026	—	—
	5/31/2017	—	118,053	1.50	5/30/2027	—	—
	5/31/2017	—	181,947	1.50	5/30/2027	—	—
	5/31/2017	—	200,000	1.50	5/30/2027	—	—
	5/31/2017	—	—	—	—	50,000	34,965
	5/31/2017	—	—	—	—	25,000	17,348
Timothy C. Kennedy	7/29/2016	23,611	43,055	1.95	7/28/2026	—	—
	7/29/2016	16,383	—	1.95	7/28/2026	—	—
	5/31/2017	—	50,000	1.50	5/30/2027	—	—
	5/31/2017	—	100,000	1.50	5/30/2027	—	—
	5/31/2017	—	—	—	—	25,000	17,348
	5/31/2017	—	—	—	—	25,000	17,348
Lyle J. Arnold, Ph. D.	3/25/2011	1,984	—	13.86	3/24/2021	—	—
	7/31/2013	7,501	—	15.54	7/30/2023	—	—
	5/16/2014	10,451	1,215	13.14	5/15/2024	—	—
	8/31/2015	20,368	23,640	6.03	8/30/2025	—	—
	8/31/2015	13,659	666	6.03	8/30/2025	—	—
	2/29/2016	—	2,430	4.02	2/28/2026	—	—
	2/29/2016	3,819	2,084	4.02	2/28/2026	—	—
	5/31/2017	—	75,000	1.50	5/30/2027	—	—
	5/31/2017	—	75,000	1.50	5/30/2027	—	—
	5/31/2017	—	—	—	—	25,000	17,348
	5/31/2017	—	—	—	—	25,000	17,348

(1)	The scheduled vesting dates, after December 31, 2017, of these options were as follows:

Mr. Nall: For the option awards granted on July 31, 2013 in the table above, all options awarded are vested and exercisable. For the first option award granted on June 12, 2014 in the table above, 520 of the unvested option awards granted vested in January 2018 with 521 vested or vesting monthly thereafter, subject to continuing service. For the first option award granted on August 31, 2015 in the table above, either 1,041 or 1,042 of the unvested option awards vested or will vest in each month of January through July of 2018 and January through August of 2019, and 974 will vest August of 2018, subject to continuing service. For the second option award granted on August 31, 2015 in the table above, 68 of the unvested option awards granted will vest in August 2018, 1,041 will vest in October 2018, and 1,042 will vest in each of September, November and December 2018, subject to continuing service. For the third option award granted on August 31, 2015 in the table above, all options outstanding are vested and exercisable. For the first option award granted on February 29, 2016 in the table above, 347 of the unvested option awards will vest monthly from January 2019 through January 2020, except in May and September 2019 when 348 will vest in each month, and 348 will vest in February 2020, subject to continuing service. For the second option award granted on February 29, 2016 in the table above, 347 of the unvested option awards vested or will vest monthly in 2018, except in May and September 2018 when 348 will vest in each month, subject to continuing service. For the first option award granted on May 31, 2017 in the table above, 6,250 of the unvested option awards will vest in each month of January, February, and March 2019, from January through October 2020, and then from January through May 2021, with 3,249 vesting in April 2019 and 2,304 vesting in November 2020, subject to continuing service. For the second option award granted on May 31, 2017 in the table above, 75,000 of the unvested option awards granted will vest in May 2018, 6,250 will vest monthly from June 2018 through December 2018 and then from May 2019 through December 2019, and 6,250 vesting in December 2020, with 3,001 vesting in April 2019 and 3,946 vesting in November 2020, subject to continuing service. For the third option award granted on May 31, 2017 in the table above, vesting was to be determined by our board of directors or our compensation committee of our board of directors upon the achievement of specified corporate goals for 2017. Subsequent to the year ended December 31, 2017, none of the performance options granted on May 31, 2017 were declared vested, and the 200,000 shares underlying this award were forfeited.

Mr. Kennedy: For the first option award granted on July 29, 2016 in the table above, either 1,388 or 1,389 of the unvested option awards granted vested or will vest monthly from January 2018, subject to continuing service. For the first option award granted on May 31, 2017 in the table above, 12,500 of the unvested option awards granted will vest in May 2018, and either 1,041 or 1,042 will vest monthly from June 2018, subject to continuing service. For the second option award granted on May 31, 2017 in the table above, vesting was to be determined by our board of directors or our compensation committee of our board of directors upon the achievement of specified corporate goals for 2017. Subsequent to the year ended December 31, 2017, none of the performance options granted on May 31, 2017 were declared vested, and the 100,000 shares underlying this award were forfeited.

Dr. Arnold: For the option award granted on May 16, 2014 in the table above, 243 of the unvested option awards vested or will vest in each month in 2018, subject to continuing service. For the first option award granted on August 31, 2015 in the table above, either 1,215 or 1,216 of the unvested option awards vested or will vest each month, except when 548 will vest in December 2018, subject to continuing service. For the second option award granted on August 31, 2015 in the table above, 666 of the unvested option awards will vest in December 2018, subject to continuing service. For the first option award granted on February 29, 2016 in the table above, either 173 or 174 of the unvested option awards will vest in each month from January 2019, subject to continuing service. For the second option award granted on February 29, 2016 in the table above, either 173 or 174 of the unvested option awards vested or will vest in each month during 2018, subject to continuing service. For the first option award granted on May 31, 2017 in the table above, 18,750 of the unvested option awards granted will vest in May 2018, and either 1,562 or 1,563 will vest monthly from June 2018, subject to continuing service. For the second option award granted on May 31, 2017 in the table above, vesting was to be determined by our board of directors or our compensation committee of our board of directors upon the achievement of specified corporate goals for 2017. Subsequent to the year ended December 31, 2017, none of the performance options granted on May 31, 2017 were declared vested, and the 75,000 shares underlying this award were forfeited.

(2)	The scheduled vesting dates, after December 31, 2017, of these RSUs were as follows:

Mr. Nall: For the first RSU award granted on May 31, 2017 in the table above, all RSUs will vest on the one-year anniversary of the vesting commencement date, or May 2, 2018, subject to continuing service. For the second RSU award granted on May 31, 2017 in the table above, vesting was to be determined by our board of directors or our compensation committee of our board of directors upon the achievement of specified corporate goals for 2017. Subsequent to the year ended December 31, 2017, none of the performance RSUs granted on May 31, 2017 were declared vested, and the 25,000 shares underlying this award were forfeited.

Mr. Kennedy: For the first RSU award granted on May 31, 2017 in the table above, all RSUs will vest on the one-year anniversary of the vesting commencement date, or May 2, 2018, subject to continuing service. For the second RSU award granted on May 31, 2017 in the table above, vesting was to be determined by our board of directors or our compensation committee of our board of directors upon the achievement of specified corporate goals for 2017. Subsequent to the year ended December 31, 2017, none of the performance RSUs granted on May 31, 2017 were declared vested, and the 25,000 shares underlying this award were forfeited.

Dr. Arnold: For the first RSU award granted on May 31, 2017 in the table above, all RSUs will vest on the one-year anniversary of the vesting commencement date, or May 2, 2018, subject to continuing service. For the second RSU award granted on May 31, 2017 in the table above, vesting was to be determined by our board of directors or our compensation committee of our board of directors upon the achievement of specified corporate goals for 2017. Subsequent to the year ended December 31, 2017, none of the performance RSUs granted on May 31, 2017 were declared vested, and the 25,000 shares underlying this award were forfeited.

(3)	The market value is equal to the product of $0.6939, which was the closing price of our common stock on December 31, 2017, and the number of unvested RSUs.

Potential Payments upon Termination or Change-In-Control

Our employment agreement with Mr. Nall provides that in the event of termination of his employment by us without cause or his resignation for good reason, the vesting of any of his outstanding unvested stock options and RSUs which would have vested over the following 12 months will accelerate (unless the applicable stock option or RSU agreement provides for more favorable acceleration terms). Also, in the event of a change of control, if the surviving or acquiring corporation (or its parent company) does not assume or continue Mr. Nall’s outstanding unvested stock options or RSUs or substitute similar stock awards for such stock options or RSUs, then all of Mr. Nall’s unvested stock options and RSUs will immediately vest and become exercisable, provided Mr. Nall is providing continued service to us immediately prior to the change of control. In addition, solely with respect to Mr. Nall’s unvested stock options and RSUs granted prior to November 6, 2015, in the event of a change of control where Mr. Nall’s unvested stock options and RSUs are not fully accelerated, the vesting of 50% of any of Mr. Nall’s outstanding unvested stock options and RSUs will accelerate on the date of the change of control and the remaining unvested stock options and RSUs will vest on the earliest of (i) the date of the termination of his employment by us without cause, (ii) the date of his resignation for good reason, or (iii) the first anniversary of the change of control (unless the applicable stock option or RSU agreement provides for more favorable acceleration terms). (For example, the foregoing would not apply to the initial stock options grant, which would fully accelerate upon a change in control.) Additionally, if during the 10-day period before a change of control or during the 12-month period following a change of control, Mr. Nall’s employment is terminated without cause or Mr. Nall resigns for good reason, then the vesting of each of Mr. Nall’s outstanding unvested stock options and RSUs will accelerate immediately. Our employment agreement with Mr. Nall further provides that if he has a separation from service as a result of his discharge by us without cause or his resignation with good reason then, provided that he gives us an effective waiver and release of claims, he will be entitled to 12 months’ salary and up to 12 months of COBRA premiums (or substantially equivalent health insurance coverage).

Our employment agreement with Mr. Kennedy provides that in the event of termination of his employment without cause or if he resigns with good reason within three months before or 12 months after a change in control, then, provided that he gives us an effective waiver and release of claims, he will be entitled to 12 months’ salary paid as a lump sum on the 10th day following his separation from service, plus up to 12 months of COBRA premiums, and all of his then-outstanding time-based stock options and other equity awards covering our common stock will fully vest.

Our employment agreement with Dr. Arnold provides that in the event of termination of his employment without cause or if he resigns with good reason within the three months before or 12 months after a change in control, then, provided that he gives us an effective waiver and release of claims, he will be entitled to 12 months’ salary paid as a lump sum within 10 business days of the date the waiver and release of claims becomes effective, plus up to 12 months of COBRA premiums, and all of his then-outstanding time-based stock options and other equity awards covering our common stock will fully vest.

The vesting of all stock options and RSUs awarded under the 2013 Plan will accelerate fully in the event that the optionee’s continuous service is terminated without cause, or the optionee resigns for good reason, within 10 days before or 12 months after a change in control. In addition, we only have the discretion to accelerate the vesting of awards under the 2013 Plan in connection with a change of control if an outstanding award is not assumed, continued or substituted for by the surviving or acquiring corporation (or its parent company).

We have two equity incentive plans: the 2007 Plan and the 2013 Plan. Each plan is described separately below, followed by a description of certain federal income tax consequences with respect to plans of these types.

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

We have authorized a total of 20,225 shares of common stock for issuance pursuant to all awards granted under the 2007 Plan. The number of shares issued or reserved pursuant to the 2007 Plan (or pursuant to outstanding awards) is subject to adjustment as a result of mergers, consolidations, reorganizations, stock splits, reverse stock splits, stock dividends and other changes in our common stock. Shares subject to awards that have been terminated, expired unexercised, forfeited, settled in cash or cancelled in accordance with the cancellation and regrant procedures under the 2007 Plan will again become available for issuance under the 2013 Plan and shall no longer be available for issuance under the 2007 Plan. Shares of common stock used to pay the exercise price of awards will also again become available for issuance under the 2013 Plan and shall no longer be available for issuance under the 2007 Plan.

However, shares in the following categories may not again be made available for issuance as awards under the 2013 Plan or the 2007 Plan: (i) shares of common stock not issued or delivered as a result of the net settlement of outstanding awards, (ii) shares of common stock used to pay the exercise price of NSOs or ISOs, and (iii) shares of common stock used to pay withholding taxes related to awards.

As of December 31, 2017, 3,413 shares underlying awards issued pursuant to the 2007 Plan had been settled in shares of common stock and no longer underlie outstanding awards, 16,812 shares underlie outstanding awards, and no other shares remained available to be subjected to further awards.

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

Corporate Transaction. In the event we are acquired in a corporate transaction, as defined in the 2007 Plan, unless otherwise provided in a written agreement between us and the holder of an outstanding 2007 Plan award, the award will be assumed by the successor company or a similar award will be substituted by the successor company. If the successor company does not agree to assume or substitute the award, the vesting of the award will accelerate, and the award will become exercisable in full.

Effectiveness of the 2007 Plan; Amendment and Termination. The 2007 Plan became effective on March 6, 2007. The terms of the 2013 Plan require that any shares available for issuance under the 2007 Plan at the time of the adoption of the 2013 Plan shall become available for issuance under the 2013 Plan and shall no longer be available for issuance under the 2007 Plan. The board may amend, alter or discontinue the 2007 Plan in any respect at any time, subject to certain exceptions, but no amendment may adversely affect the rights of a participant under any awards previously granted, without his or her consent, except that stockholder approval will be needed if required by applicable law.

The 2007 Plan permits us to reprice any stock option granted under the plan without the approval of our stockholders.

U.S. Federal Income Tax Consequences Associated with the 2007 Plan

Following is a summary of the federal income tax consequences of option and other awards under the 2007 Plan. Optionees and recipients of other rights and awards granted under the 2007 Plan are advised to consult their personal tax advisors before exercising an option, stock appreciation right or award or disposing of any stock received pursuant to the exercise of an option, stock appreciation right or award. In addition, the following summary is based upon an analysis of the Code, existing laws, judicial decisions, administrative rulings, regulations and proposed regulations, all of which are subject to change and does not address state, local or other tax laws.

Treatment of Options. The Code treats ISOs and NSOs differently. However, as to both types of options, no income will be recognized to the optionee at the time of the grant of the options under the 2007 Plan.

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

2013 Amended and Restated Equity Incentive Plan, as Amended

The following is a summary of the material terms of our 2013 Plan, as amended to date. This description is not complete. For more information, we refer you to the full text of the 2013 Plan.

Purpose

The purposes of the 2013 Plan are: (i) to enable us to attract and retain the types of qualified employees, officers, directors, consultants and other service providers who will contribute to our long range success; (ii) to align the interests of employees, officers, directors, consultants and other service providers with those of the stockholders; (iii) to promote the success of our business; and (iv) with respect to inducement awards, provide an inducement material for certain individuals to enter into employment with us within the meaning of NASDAQ Listing Rule 5635(c)(4).

Types of Awards

The 2013 Plan authorizes the grant of the following types of awards: stock options, SARs, restricted stock, restricted stock unit awards (“RSUs”), and performance compensation awards. Awards may be granted to employees, officers, non-employee board members, consultants and other service providers of us and our affiliates. However, incentive stock options (“ISOs”) may be granted only to employees, including officers.

Inducement awards that may be granted under the 2013 Plan may include: (i) non-qualified stock options (“NSOs”), (ii) SARs, and (iii) Restricted Awards. Inducement awards may only be granted to individuals who satisfy the standards for inducement grants under NASDAQ Listing Rule 5635(c)(4) and the related guidance under NASDAQ IM 5635-1.

Shares Available for Awards

We have authorized a total of 3,502,730 shares of common stock for the issuance of non-inducement awards and 333,333 shares of common stock for the issuance of inducement awards under the 2013 Plan. As of December 31, 2017, 168,898 shares underlying non-inducement awards issued pursuant to the 2013 Plan had been settled in shares of common stock and no longer underlie outstanding awards, 2,660,343 shares underlie outstanding non-inducement awards, and 673,489 shares were available for issuance as non-inducement awards. As of December 31, 2017, 25,000 shares underlying inducement awards issued pursuant to the 2013 Plan had been settled in shares of common stock and no longer underlie outstanding awards, 133,049 shares underlie outstanding inducement awards, and 175,284 shares were available for issuance as inducement awards. The number of shares of our common stock issued or reserved pursuant to the 2013 Plan, or pursuant to outstanding awards, is subject to adjustment as a result of mergers, consolidations, reorganizations, stock splits, reverse stock splits, stock dividends and other changes in our common stock.

Shares subject to awards that have been cancelled, expired unexercised, or are forfeited do not count as shares issued and therefore will again to that extent become available for issuance under the 2013 Plan. However, shares in the following categories may not again be made available for issuance under the 2013 Plan: (i) shares of common stock used to pay the exercise or purchase price of an award, including as a result of the net exercise of outstanding stock options, (ii) shares of common stock used to pay withholding taxes related to awards, (c) shares of common stock covered by a stock-settled SAR that were not issued upon settlement of the SAR or (iv) shares of common stock repurchased by us on the open market with the proceeds of the exercise or purchase price of an award.

Eligibility

All of our 95 employees, six non-employee directors and 10 consultants as of December 31, 2017 are eligible to participate in the 2013 Plan and may receive all types of awards other than ISOs. ISOs may be granted under the 2013 Plan only to our employees (including officers) and employees of our affiliates.

The only persons eligible to receive grants of inducement awards under the 2013 Plan are individuals who satisfy the standards for inducement grants under NASDAQ Listing Rule 5635(c)(4) and the related guidance under NASDAQ IM 5635-1. A person who previously served as an employee or director will not be eligible to receive inducement awards under the 2013 Plan, other than following a bona fide period of non-employment.

We refer to eligible individuals who receive awards under the 2013 Plan as “participants.”

Administration

The 2013 Plan will be administered by our compensation committee. The compensation committee has the discretion to determine the individuals to whom awards may be granted under the 2013 Plan, the number of shares of our common stock subject to each award, the type of award, the manner in which such awards will vest and the other conditions applicable to awards. The compensation committee is authorized to interpret the 2013 Plan, to establish, amend and rescind any rules and regulations relating to the 2013 Plan and to make any other determinations that it deems necessary or desirable for the administration of the 2013 Plan. All decisions, determinations and interpretations by the compensation committee, and any rules and regulations under the 2013 Plan and the terms and conditions of or operation of any award, are final and binding on all participants.

Notwithstanding the foregoing, the board of directors also has authority to take action expressly or implicitly in the capacity of the administrator of the 2013 Plan, and the board of directors also may delegate, to the extent allowed under Delaware law and subject to NASDAQ Listing Rule 5635(c)(4) and the related guidance under NASDAQ IM 5635-1with regard to inducement awards, its authority to one or more members of the board of directors with respect to awards that do not involve covered employees within the meaning of Section 162(m) of the Code or “insiders” within the meaning of Section 16 of the Exchange Act.

The compensation committee, the board of directors and any authorized member of the board of directors authorized to administer the 2013 Plan is considered to be the “Plan Administrator.”

Section 162(m) Limits

The 2013 Plan provides that no participant may be granted in any one calendar year (i) stock options or SARs pursuant to which, in the case of stock options, the aggregate number of shares of common stock that may be acquired thereunder, or, in the case of SARs, the aggregate number of shares of common stock covered thereby, exceeds 2,000,000 shares, or (ii) any other types of awards covering in the aggregate over 2,000,000 shares of common stock. Also, the maximum number of shares of common stock subject to performance compensation awards, other than stock options and SARs, payable to any one participant under the 2013 Plan in any one performance period is 2,000,000 shares of common stock or, in the event such performance compensation award is paid in cash, the equivalent cash value thereof on the first or last day of the performance period to which such award relates, as determined by the compensation committee (or other authorized committee). The maximum amount that can be paid in any calendar year to any participant pursuant to a performance compensation award designated in cash under the 2013 Plan is $2,000,000. These limits were designed to allow us to grant awards intended to be exempt from the $1 million limitation on the income tax deductibility of compensation paid per covered employee imposed by Section 162(m) of the Code. The exemption from Section 162(m)’s deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our covered employees in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017.

Despite the compensation committee’s efforts to structure compensation in a manner intended to be exempt from Section 162(m) and therefore not subject to its deduction limits, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, no assurance can be given that compensation provided under the 2013 Plan that was intended to satisfy the requirements for exemption from Section 162(m) in fact will. Additionally, the compensation committee reserves the right to modify compensation that was initially intended to be exempt from Section 162(m) if it determines that such modifications are consistent with our business needs.

Inducement Awards

On July 25, 2016, the board of directors approved an amendment to the 2013 Plan to reserve 1,000,000 pre-reverse split shares of our common stock to be used exclusively for the grant of inducement awards in compliance with NASDAQ Listing Rule 5635(c)(4). This share reserve number was automatically decreased to 333,333 upon the effectiveness of the reverse split. Under the 2013 Plan, an inducement award may be granted only to an employee who has not previously been an employee or a director of us or an affiliate, or following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with us within the meaning of NASDAQ Listing Rule 5635(c)(4). In addition, all such inducement awards must be granted by a committee consisting of the majority of our independent directors or our independent compensation committee, in either case in accordance with NASDAQ Listing Rule 5635(c)(4).

Repricing; Cancellation and Re-Grant of Stock Awards

Under the 2013 Plan, the Plan Administrator does not have the authority to reprice any outstanding stock option or SAR by reducing the exercise or strike price of the stock option or SAR or to cancel any outstanding stock option or SAR that has an exercise or strike price greater than the then-current fair market value of our common stock in exchange for cash or other stock awards without obtaining the approval of the stockholders. Such approval must be obtained within 12 months prior to such repricing or cancellation and re-grant event.

Minimum Vesting Requirements

Under the 2013 Plan, except with respect to inducement awards and subject to the provisions of the 2013 Plan relating to treatment of stock awards in connection with a change in control, no stock option or SAR (including a stock option or SAR that that is a performance compensation award or otherwise vests based on performance goals) will vest (or, if applicable, be exercisable) until at least 12 months following the date of grant of the award; provided, however, that up to 5% of the Share Reserve (excluding inducement shares) may be subject to stock options or SARs which do not meet such vesting (and, if applicable, exercisability) requirements.

Stock Options

Stock options may be granted under the 2013 Plan pursuant to stock option award agreements. The 2013 Plan permits the grant of stock options that are intended to qualify as ISOs and NSOs.

The exercise price of a stock option granted under the 2013 Plan may generally not be less than 100% of the fair market value of our common stock subject to the stock option on the date of grant and, in some cases (see “Limitations on Incentive Stock Options” below), may not be less than 110% of such fair market value.

The term of stock options granted under the 2013 Plan may not exceed ten years and, in some cases (see “Limitations on Incentive Stock Options” below), may not exceed five years. Except as otherwise provided in a participant’s stock option award agreement or in an employment agreement with us or one of our affiliates, if a participant’s service relationship with us or any of our affiliates (referred to as “continuous service”) terminates (other than for cause and other than upon the participant’s death or disability), the participant may exercise any vested stock options for up to three months following the participant’s termination of continuous service. Except as otherwise provided in a participant’s stock option award agreement or employment agreement with us or one of our affiliates, if a participant’s continuous service terminates due to the participant’s disability or death, the participant, or his or her beneficiary, as applicable, may exercise any vested stock options for up to 12 months following the participant’s termination. Except as explicitly provided otherwise in a participant’s stock option award agreement or employment agreement with us or one of our affiliates, if a participant’s continuous service is terminated for cause (as defined in the 2013 Plan), all stock options held by the participant will terminate upon the participant’s termination of continuous service and the participant will be prohibited from exercising any stock option from and after such termination date. A participant’s stock option award agreement may provide that the term of a stock option shall be extended if the exercise of the stock option following the participant’s termination of continuous service for any reason would violate the registration requirements under the Securities Act or any other state or federal securities law or rules of any securities exchange or interdealer quotation system. In no event, however, may a stock option be exercised after its original expiration date.

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

Subject to certain minimum vesting requirements (see “Minimum Vesting Requirements” above), stock options granted under the 2013 Plan may become exercisable in cumulative increments, or “vest,” as determined by the Plan Administrator at the rate specified in the stock option agreement. Shares covered by different stock options granted under the 2013 Plan may be subject to different vesting schedules as the Plan Administrator may determine.

The Plan Administrator may impose limitations on the transferability of stock options granted under the 2013 Plan in its discretion. Generally, a participant may not transfer a stock option granted under the 2013 Plan other than by will or the laws of descent and distribution. However, ISOs can be transferred pursuant to a qualified domestic relations order and, subject to approval by the Plan Administrator, NSOs can be transferred without consideration to certain family members and other permitted transferees not prohibited by applicable tax and securities laws.

Limitations on Incentive Stock Options

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

Subject to adjustment for certain changes in our capitalization, the aggregate maximum number of shares of our common stock that may be issued pursuant to the exercise of ISOs under the 2013 Plan is 3,522,955 shares, including any shares authorized under the 2007 Plan that become subsequently available for issuance under the 2013 Plan. The aggregate maximum number of shares of common stock that may be issued pursuant to the exercise of ISOs granted under the 2013 Plan is the number of shares subject to the 2013 Plan’s Share Reserve not including the inducement grant pool.

Stock Appreciation Rights

SARs may be granted under the 2013 Plan pursuant to SAR award agreements. Each SAR is denominated in common stock share equivalents. The strike price of each SAR will be determined by the Plan Administrator but will generally not be less than 100% of the fair market value of the common stock subject to the SAR on the date of grant. Subject to certain minimum vesting requirements (see “Minimum Vesting Requirements” above), the Plan Administrator may also impose restrictions or conditions upon the vesting of SARs that it deems appropriate. The appreciation distribution payable upon exercise of a SAR may be paid in shares of our common stock, in cash, in a combination of cash and stock, or in any other form of consideration determined by the Plan Administrator. Generally, the treatment of a SAR upon termination of a participant’s continuous service and restrictions on transfer of a SAR will be determined by the Plan Administrator and set forth in the SAR award agreement.

Restricted Stock Awards

Restricted stock awards may be granted under the 2013 Plan pursuant to restricted stock award agreements. A restricted stock award may be granted in consideration for cash, the participant’s past services performed for us or any of our affiliates, or future services to be performed for us or any of our affiliates, subject to applicable law and if permitted by the Plan Administrator. Shares of our common stock acquired under a restricted stock award may be subject to forfeiture to or repurchase by us in accordance with a vesting schedule to be determined by the Plan Administrator, which may include performance-based conditions. Rights to acquire shares of our common stock under a restricted stock award may be transferred only upon such terms and conditions as are set forth in the restricted stock award agreement. Subject to the terms of the restricted stock award agreement, dividends paid on restricted stock generally will be subject to the same vesting conditions as apply to the shares subject to the restricted stock award. Generally, the treatment of a restricted stock award upon termination of a participant’s continuous service will be determined by the Plan Administrator and set forth in the restricted stock award agreement.

Restricted Stock Unit Awards

RSU awards may be granted under the 2013 Plan pursuant to RSU award agreements. A RSU may be settled by the delivery of shares of our common stock, in cash, in a combination of cash and stock, or in any other form of consideration determined by the Plan Administrator and set forth in the RSU award agreement. RSUs may be subject to vesting in accordance with a vesting schedule to be determined by the Plan Administrator, which may include performance-based conditions. Subject to the terms of the RSU award agreement, dividend equivalents generally may be credited in respect of shares of our common stock covered by a RSU, provided that any additional shares credited by reason of such dividend equivalents will be subject to all of the same terms and conditions of the underlying RSU. The treatment of a RSU upon termination of a participant’s continuous service will be determined by the Plan Administrator and set forth in the RSU award agreement.

Performance Compensation Awards

The 2013 Plan allows us to grant performance compensation awards, which are awards denominated in shares of our common stock, cash or a combination thereof, which are earned during a specified performance period subject to the attainment of performance criteria. Performance compensation awards may have been structured to qualify as performance-based compensation that is not subject to the $1 million limitation on the income tax deductibility of compensation paid per covered employee imposed by Section 162(m) of the Code. The 2013 Plan provides for maximum amounts that may be granted to any participant in a calendar year attributable to performance compensation awards (see “Section 162(m) Limitations” above). However, as described above, the exemption from Section 162(m)’s deduction limit for performance-based compensation has been repealed, effective for taxable years beginning after December 31, 2017, such that compensation paid to our covered employees in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017.

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

In granting a performance stock or cash award that was intended to qualify as “performance-based compensation” under Section 162(m) of the Code, our compensation committee (or other qualified committee) set a period of time, or a performance period, over which the attainment of one or more goals, or performance goals, will be measured. Within the time period prescribed by Section 162(m) of the Code (no later than the earlier of the 90th day of a performance period and the date on which 25% of the performance period has elapsed, and in any event at a time when the achievement of the performance goals remains substantially uncertain), our compensation committee (or other qualified committee) will establish the performance goals, based upon one or more criteria, or performance criteria, enumerated in the 2013 Plan and described below. As soon as administratively practicable following the end of the performance period, our compensation committee (or other qualified committee) will certify in writing whether the performance goals have been satisfied.

Performance goals under the 2013 Plan will be based on any one or more of the following performance criteria: (a) net earnings or net income (before or after taxes); (b) basic or diluted earnings per share (before or after taxes); (c) net revenue or net revenue growth; (d) gross revenue; (e) gross profit or gross profit growth; (f) net operating profit (before or after taxes); (g) return on assets, capital, invested capital, equity, or sales; (h) cash flow (including, but not limited to, operating cash flow, free cash flow, and cash flow return on capital); (i) earnings before or after taxes, interest, depreciation and/or amortization; (j) gross or operating margins; (k) improvements in capital structure; (l) budget and expense management; (m) productivity ratios; (n) economic value added or other value added measurements; (o) share price (including, but not limited to, stock price growth measures and total stockholder return); (p) expense targets; (q) margins; (r) operating efficiency; (s) working capital targets; (t) enterprise value; (u) safety record; (v) regulatory milestones; (w) scientific milestones; (x) customer acquisition; (y) completion of partnering agreement; (z) workforce retention; (aa) completion of acquisitions or business expansion; and (bb) individual business objectives.

Performance goals may be based on a Biocept, Inc. or affiliate-wide basis, with respect to one or more business units, divisions, or our operational units or an affiliate or any combination thereof, and in either absolute terms or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Our compensation committee or other authorized committee (or, to the extent that an award is not intended to qualify as “performance-based compensation” under Section 162(m) of the Code, the Plan Administrator) is authorized to make appropriate adjustments in the method of calculating the attainment of performance goals for a performance period based on the following events (provided, however, that to the extent that an award is intended to qualify as “performance-based compensation” under Section 162(m) of the Code, any such adjustment may be made only as permitted under Section 162(m) of the Code): (a) asset write-downs; (b) litigation or claim judgments or settlements; (c) the effect of changes in tax laws, accounting principles, or other laws or regulatory rules affecting reported results; (d) any reorganization and restructuring programs; (e) extraordinary nonrecurring items as described in Accounting Principles Board Opinion No. 30 (or any successor or pronouncement thereto) and/or in management’s discussion and analysis of financial condition and results of operations appearing in our annual report to stockholders for the applicable year; (f) acquisitions or divestitures; (g) any other specific unusual or nonrecurring events, or objectively determinable category thereof; (h) foreign exchange gains and losses; and (i) a change in our fiscal year.

Transferability

Awards granted under the 2013 Plan generally may not be transferred in any manner other than by will or by the laws of descent and distribution and awards generally may not be transferred if the participant is to receive consideration in connection with the transfer. Stock options may be transferred in the limited circumstances described above under the section entitled “Stock Options.”

Clawback Policy

The 2013 Plan provides that rights, payments and benefits with respect to an award granted under the 2013 Plan will be subject to reduction, cancellation forfeiture or recoupment in recovery under any law, government regulation or listing requirement as well as any clawback policy that we adopt pursuant to such laws, regulations or requirements.

Changes to Capital Structure

In the event of certain capitalization adjustments, the Plan Administrator will appropriately adjust: (i) the class(es) and maximum number of securities subject to the 2013 Plan; (ii) the class(es) and maximum number of securities that may be issued pursuant to the exercise of ISOs; (iii) the class(es) and maximum number of securities that may be awarded to any participant as intended to qualify for exemption from the Section 162(m) deduction limitations; (iv) the class(es) and number of securities and price per share of stock subject to outstanding stock awards; and (v) the class(es) and maximum number of securities that may be issued pursuant to inducement awards.

Change in Control

In the event of a change in control of us (as defined in the 2013 Plan and described below) in which the surviving corporation or acquiring corporation (or its parent company) does not assume or continue outstanding awards under the 2013 Plan or substitute similar stock awards for such outstanding awards, then the Plan Administrator may, in its discretion and upon at least 10 days’ advance notice to the affected persons, accelerate the vesting (and exercisability, as applicable) of outstanding awards under the 2013 Plan in full or in part to a date prior to the effective time of the change in control transaction and, to the extent not exercised (if applicable) at or prior to the effective time of the transaction, cancel all outstanding awards upon or immediately before the change in control and pay to the holders thereof, in cash or stock, or any combination thereof, the value of such awards (including, at the Plan Administrator’s discretion, any unvested portion of the award) based upon the value per share of common stock received or to be received or deemed received by our other stockholders in the transaction. In the case of any stock option or SAR with an exercise price that equals or exceeds the price paid for a share of common stock in connection with the change in control, the Plan Administrator may cancel the option or SAR without the payment of consideration therefor.

In addition, in the event of a participant’s termination of continuous service without cause or resignation for good reason during the 10 day period before a change in control or during the 12 month period following a change in control, all stock options and SARs under the 2013 Plan will become immediately exercisable with respect to 100% of the shares subject to such stock options or SARs, and/or the restricted period will expire immediately with respect to 100% of the shares of restricted stock or RSUs as of the date of the participant’s termination or resignation.

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

For purposes of the 2013 Plan, a change in control generally will be deemed to occur in the event: (i) the direct or indirect sale, transfer, conveyance or other disposition (other than by way of a merger or consolidation) of all or substantially all of the properties or our assets and our subsidiaries, to any person or group that is not one of our subsidiaries; (ii) the “incumbent directors” (as described below) cease to constitute at least a majority of the board of directors; (iii) a person, entity or group acquires beneficial ownership of 50% or more of either our then outstanding shares of common stock or of the combined voting power of our then outstanding securities; (iv) there is a consummated reorganization, merger, consolidation, statutory share exchange or similar form of corporate transaction involving us that requires our stockholder approval. Certain acquisitions and other transactions are exempted from the definition of a change in control, as further described in the 2013 Plan, including a transaction where (a) immediately after such transaction more than 50% of the total voting power of the resulting entity is represented by the combined voting power of our outstanding voting securities immediately before the transaction in substantially the same proportions as their ownership of our outstanding voting securities immediately prior to such transaction, (b) no person or group or any employee benefit plan sponsored or maintained by the surviving entity is the beneficial owner of 50% or more of the total voting power of the parent company of the surviving entity in the transaction and (c) at least a majority of the members of the board of directors of the parent company of the surviving entity were members of our board of directors at the time of approval of the initial agreement providing for such transaction. “Incumbent directors” for purposes of the definition of “change in control” means the individuals who are on the board of directors as of the original effective date of the 2013 Plan (July 31, 2013) or individuals whose nomination or election was approved by a vote of at least two-thirds of the incumbent directors then still on the board of directors.

Plan Amendments and Termination

The Plan Administrator will have the authority to amend or terminate the 2013 Plan at any time. However, except as otherwise provided in the 2013 Plan or an award agreement, no amendment or termination of the 2013 Plan may materially impair a participant’s rights under his or her outstanding awards without the participant’s consent. We will obtain stockholder approval of any amendment to the 2013 Plan as required by applicable law and listing requirements. No ISOs may be granted under the 2013 Plan after March 27, 2027.

U.S. Federal Income Tax Consequences Associated with the 2013 Plan

The following is a general summary of the principal United States federal income taxation consequences to participants and us under current law with respect to participation in the 2013 Plan. This summary is not intended to be exhaustive and does not discuss the income tax laws of any city, state or foreign jurisdiction in which a participant may reside or the rules applicable to deferred compensation under Section 409A of the Code. Our ability to realize the benefit of any tax deductions described below depends on our generation of taxable income as well as the requirement of reasonableness, the provisions of Section 162(m) of the Code and the satisfaction of our tax reporting obligations.

Non-Statutory Stock Options. Generally, there is no taxation upon the grant of an NSO if the stock option is granted with an exercise price equal to the fair market value of the underlying stock on the grant date. On exercise of an NSO the participant will recognize ordinary income in an amount equal to the excess, if any, of the fair market value of the shares on the date each such stock option is exercised over the stock option exercise price. The participant’s basis for the stock for purposes of determining gain or loss on subsequent disposition of such shares generally will be the fair market value of the common stock on the date the participant exercises such stock option. Any subsequent gain or loss will be generally taxable as capital gains or losses. Subject to certain restrictions and limitations, we will generally be entitled to a tax deduction equal to the taxable ordinary income realized by the participant.

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

Impact of Section 409A of the Code. The 2013 Plan provides for the grant of various types of awards which may not be exempt from Section 409A of the Code. If an award is subject to Section 409A of the Code, and if the requirements of Section 409A of the Code are not met, the taxable events as described above could apply earlier than described and also could result in the imposition of additional taxes and penalties.

DIRECTOR COMPENSATION

On August 10, 2015, our board of directors approved the following cash and equity compensation policies for non-employee members of our board of directors, as recommended by the compensation committee of our board of directors:

•	Annual Retainer.

For service as a director: an annual cash retainer of $25,000 (in addition to any annual cash retainers otherwise paid).

•	Board Chair.

For service as Board Chair: an annual cash retainer of $75,000 (in addition to any annual cash retainers otherwise paid).

•	Lead Independent Director.

For service as Lead Independent Director: an annual cash retainer of $5,000 (in addition to any annual cash retainers otherwise paid).

•	Audit Committee.

For service as Chair of the audit committee: an annual cash retainer of $15,000 (in addition to any annual cash retainers otherwise paid).

For service as member of the audit committee other than as its Chair: an annual cash retainer of $6,250 (in addition to any annual cash retainers otherwise paid).

•	Compensation Committee.

For service as Chair of the compensation committee: an annual cash retainer of $10,000 (in addition to any annual cash retainers otherwise paid).

For service as member of the compensation committee other than as its Chair: an annual cash retainer of $5,000 (in addition to any annual cash retainers otherwise paid).

•	Nominating and Corporate Governance Committee.

For service as Chair of the nominating and corporate governance committee: an annual cash retainer of $7,500 (in addition to any annual cash retainers otherwise paid).

For service as member of the nominating and corporate governance committee other than as its Chair: an annual cash retainer of $3,750 (in addition to any annual cash retainers otherwise paid).

•	Initial Awards.

For each non-employee director who is initially elected or appointed to the board: an option to purchase 8,333 shares of common stock. On March 27, 2017, our board of directors approved an increase in the Initial Award option amount to 30,000 shares.

•	Annual Awards.

For each non-employee director who (i) has been serving on the board for at least 6 months as of the date of any annual meeting of our stockholders and (ii) will continue to serve as a non-employee director immediately following such meeting: an option to purchase 4,166 shares of common stock. On March 27, 2017, our board of directors approved an increase in the annual award option amount to 15,000 shares.

The annual cash retainers shall be earned and paid on a calendar quarterly basis, subject to proration in the case of service during only a portion of a calendar quarter.

On March 27, 2017, our board of directors approved the following cash and equity compensation for non-employee members of our science, technology and clinical affairs committee, as recommended by the compensation committee of our board of directors:

•	Science, Technology and Clinical Affairs Committee.

For service as Chair of the science, technology and clinical affairs committee: an annual cash retainer of $10,000 retroactive to March 21, 2017 (in addition to any annual cash retainers otherwise paid).

For service as member of the science, technology and clinical affairs committee other than as its Chair: an annual cash retainer of $5,000 retroactive to March 21, 2017 (in addition to any annual cash retainers otherwise paid).

The per share exercise price of each option granted to our non-employee directors shall equal the fair market value of a share of common stock on the date the option is granted. Each such initial award shall vest and become exercisable in substantially equal installments on each of the first three anniversaries of the vesting commencement date, subject to continuing in service on the board through each such vesting date; provided, that all stock options under the program shall vest in full upon the occurrence of a change in control. Each such annual award shall fully vest and become exercisable on the first anniversary of the vesting commencement date, subject to continuing in service on the board through each such vesting date; provided, that all stock options under the program shall vest in full upon the occurrence of a change in control. The term of each such stock option shall be 10 years from the date the option is granted. Upon a non-employee director’s cessation of service on the board for any reason, his or her stock options granted under this program would, to the extent vested on the date of cessation of service, remain exercisable for 12 months following the cessation of his or her service on the board (or such longer period as the board may determine in its discretion on or after the date of such stock options).

On March 31, 2017, option awards exercisable for an aggregate 24,996 shares of common stock with a vesting commencement date of June 28, 2016 were granted under the 2013 Plan to the six non-employee members of our board of directors related to the grant of annual awards for the June 2016 annual meeting of our shareholders, in accordance with the annual award amounts noted above in this “Director Compensation” section. These awards have a term of 10 years from the date of grant and an exercise price of $2.13 per share, which is equal to the closing price of our common stock on the date of grant. The grant date fair value of these awards of $1.39 per share was estimated using a Black-Scholes valuation model. The assumptions used in the Black-Scholes valuation model for these awards include a volatility rate of 80.0%, a risk-free interest rate of 1.95%, a dividend yield of 0.00%, and an expected term of 5.12 years.

On May 31, 2017, option awards exercisable for an aggregate 90,000 shares of common stock with a vesting commencement date of May 2, 2017 were granted under the 2013 Plan to the six non-employee members of our board of directors related to the grant of annual awards for the May 2017 annual meeting of our shareholders, in accordance with the annual awards amounts noted above in this “Director Compensation” section. These awards have a term of 10 years from the date of grant and an exercise price of $1.50 per share, which is equal to the closing price of our common stock on the date of grant. The grant date fair value of these awards of $1.00 per share was estimated using a Black-Scholes valuation model. The assumptions used in the Black-Scholes valuation model for these awards include a volatility rate of 80.0%, a risk-free interest rate of 1.81%, a dividend yield of 0.00%, and an expected term of 5.46 years.

The following table reflects all compensation awarded to, earned by or paid to the non-employee directors during 2017:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Restricted Stock Awards ($)(1)	Total ($)
Marsha A. Chandler, Ph.D.	36,401	26,642	—	63,043
Bruce E. Gerhardt, CPA	35,151	26,642	—	61,793
David F. Hale	100,000	26,642	—	126,642
Bruce A. Huebner	39,845	26,642	—	66,487
Edward Neff	21,224	26,642	—	47,866
Ivor Royston, M.D.	38,750	26,642	—	65,392
M. Faye Wilson, MBA	53,750	26,642	—	80,392

(1)

The amounts in the “Option Awards ($)” and “Restricted Stock Awards ($)” columns reflect the grant date fair values of stock option and RSU awards, respectively, granted during the year. These amounts are determined in accordance with the provisions of FASB ASC Topic 718, rather than an amount paid to or realized by the director.

The following table sets forth the number of option awards and restricted stock awards outstanding for each non-employee director as of December 31, 2017:

Name	Option Awards (#)	Restricted Stock Awards (#)
Marsha A. Chandler, Ph.D.	36,950	—
Bruce E. Gerhardt, CPA	31,871	3,640
David F. Hale	72,700	—
Bruce A. Huebner	36,617	—
Ivor Royston, M.D.	33,038	3,640
M. Faye Wilson, MBA	41,205	3,640

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock as of March 31, 2018 by:

•	each person, or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities.  In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before May 30, 2018 which is 60 days after March 31, 2018.  These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o Biocept, Inc., 5810 Nancy Ridge Drive, San Diego, California 92121.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Ally Bridge LB Healthcare Master Fund Limited(1)	4,582,306	6.6%
Named Executive Officers and Directors:
David F. Hale(2)	364,552	*	%
Marsha A. Chandler, Ph.D. (3)	49,899	*	%
Bruce E. Gerhardt, CPA(4)	164,199	*	%
Bruce A. Huebner(5)	84,617	*	%
Michael W. Nall(6)	356,790	*	%
Ivor Royston, M.D.(7)	54,332	*	%
M. Faye Wilson, MBA(8)	79,281	*	%
Timothy C. Kennedy(9)	182,164	*	%
Lyle J. Arnold, Ph. D.(10)	218,715	*	%
All Executive Officers and Directors as a group (10 persons)(11)	1,573,074	2.3%

*	denotes less than 1%.
(1)

Includes 1,434,639 shares of common stock issuable upon exercise of warrants held by Ally Bridge LB Healthcare Master Fund Limited and exercisable until August 2022 at a price of $1.50 per share, pursuant to the price set in our October 2016 public offering and according to a Schedule 13D/A filed with the SEC on August 17, 2017 by (i) Ally Bridge LB Healthcare Master Fund Limited, a limited company incorporated under the laws of the Cayman Islands, (ii) Ally Bridge LB Management Limited, a limited company incorporated under the laws of the Cayman Islands, (iii) Mr. Fan Yu, a director and executive officer of Ally Bridge LB Healthcare Master Fund Limited and Ally Bridge LB Management Limited and (iv) Mr. Bin Li, a director and executive officer of Ally Bridge LB Healthcare Master Fund Limited and Ally Bridge LB Management Limited (Ally Bridge LB Healthcare Master Fund Limited, Ally Bridge LB Management Limited, Mr. Yu and Mr. Li collectively being referred to as the “Reporting Persons”). The address of the principal business and principal office of each of the Reporting Persons is Unit 1602, 16/F, Wheelock House, 20 Pedder Street, Central, Hong Kong. Ally Bridge LB Management Limited owns the sole voting share in Ally Bridge LB Healthcare Master Fund Limited. Mr. Fan Yu and Mr. Bin Li are the shareholders and directors of Ally Bridge LB Management Limited. Ally Bridge LB Management Limited, by virtue of it being the holder of sole voting share of Ally Bridge LB Healthcare Master Fund Limited, and each of Mr. Yu and Mr. Li, by virtue of being a shareholder and director of Ally Bridge LB Management Limited, may be deemed to have voting control and investment discretion over the securities held by Ally Bridge LB Healthcare Master Fund Limited. Each of Ally Bridge LB Management Limited, Mr. Yu and Mr. Li disclaims beneficial ownership of such securities and the filed Schedule 13D shall not be deemed an admission that any of them is the beneficial owner of, or has any pecuniary interest in, such securities for any purposes. In addition, pursuant to Section 13(d)(3) of the Exchange Act, the Reporting Persons, the other sponsors and certain of their respective affiliates may, on the basis of the facts described elsewhere in the filed Schedule 13D/A, be considered to be a “group”. Ally Bridge LB Healthcare Master Fund Limited has the power to vote or direct the vote and to dispose or direct the disposition of the warrants to purchase 1,434,639 shares of common stock. Ally Bridge LB Management Limited may, by virtue of its or their ownership interest in Ally Bridge LB Healthcare Master Fund Limited, and each of Mr. Yu and Mr. Li, as a shareholder and director of Ally Bridge LB Management Limited, may be deemed to share with Ally Bridge LB Healthcare Master Fund Limited the power to vote or to direct the vote and to dispose or to direct the disposition of the warrants to purchase 1,434,639 shares of common stock. Each of Ally Bridge LB Management Limited, Mr. Yu and Mr. Li disclaims such power to vote or direct the vote or power to dispose or direct the disposition of the warrants to purchase 1,434,639 shares of common stock for all other purposes.

(2)

Includes 72,700 shares of common stock underlying stock options. Includes shares held by Mr. Hale’s individual retirement account, shares held by Hale BioPharma Ventures LLC, which is controlled by Mr. Hale, and shares held by the Hale Family Trust, which is controlled by Mr. Hale as co-trustee. The calculation of the percentage of shares beneficially owned also includes 7,391 shares, 13,333 shares, and 90,909 shares for which common stock warrants held by Hale BioPharma Ventures LLC are exercisable at per share prices of $30.00, $4.68, and $1.10, respectively, according to prices set in our initial, February 2015, and October 2016 public offerings. The calculation of the percentage of shares beneficially owned also includes 11,666 shares for which common stock warrants held by Mr. Hale’s individual retirement account are exercisable at a price of $3.90 per share, according to the price set in our May 2016 public offering.

(3)

Includes 36,950 shares of common stock underlying stock options. The number of shares beneficially owned also includes outstanding shares held by a family trust affiliated with Dr. Chandler. The calculation of the percentage of shares beneficially owned includes 833 shares, 666 shares, and 4,545 shares for which common stock warrants held by Dr. Chandler are exercisable at per share prices of $30.00, $4.68 and $1.10, respectively, according to prices set in our initial, February 2015, and October 2016 public offerings.

(4)

Includes 31,871 shares of common stock underlying stock options. The calculation of the percentage of shares beneficially owned also includes 166 shares, 6,666 shares, 5,833 shares, and 50,000 shares for which common stock warrants held by

Mr. Gerhardt are exercisable at per share prices of $30.00, $4.68, $3.90, and $1.10, respectively, according to prices set in our initial, February 2015, May 2016, and October 2016 public offerings.
(5)

Includes 36,617 shares of common stock underlying stock options. The calculation of the percentage of shares beneficially owned also includes 4,000 shares and 20,000 shares for which common stock warrants held by Mr. Huebner are exercisable at per share prices of $4.68 and $1.10, respectively, according to the prices set in our February 2015 and October 2016 public offerings.

(6)

Includes 191,852 shares of common stock underlying stock options and 50,000 shares of common stock underlying restricted stock units. Includes outstanding shares held by a family trust. The calculation of the percentage of shares beneficially owned also includes 4,000 shares for which common stock warrants held by Mr. Nall are exercisable at a price of $4.68 per share, according to the price set in our February 2015 public offering. The calculation of the percentage of shares beneficially owned also includes 36,363 shares for which common stock warrants held by a family trust are exercisable at a price of $1.10 per share, according to the price set in our October 2016 public offering.

(7)

Includes 33,038 shares of common stock underlying stock options. Includes shares owned by Dr. Royston’s individual retirement account, a family trust and an individual trust account. The calculation of the percentage of shares beneficially owned also includes 4,000 shares for which common stock warrants held by Dr. Royston’s individual retirement account are exercisable at a price of $4.68 per share according to the price set in our February 2015 public offering.

(8)

Includes 41,205 shares of common stock underlying stock options. Includes shares held by Ms. Wilson’s individual retirement account as well as Wilson Boyles & Co., LLC, a company controlled by Ms. Wilson. The calculation of the percentage of shares beneficially owned also includes 416 shares, 1,333 shares, and 13,636 shares for which common stock warrants held by Ms. Wilson are exercisable at per share prices of $30.00, $4.68, and $1.10, respectively, according to prices set in our initial, February 2015, and October 2016 public offerings.

(9)

Includes 59,438 shares of common stock underlying stock options and 25,000 shares of common stock underlying restricted stock units. The calculation of percentage of shares beneficially owned also includes warrants to purchase up to 36,363 shares of common stock exercisable at $1.10 per share, according to the price set in our October 2016 public offering.

(10)

Includes 83,477 shares of common stock underlying stock options and 25,000 shares of common stock underlying restricted stock units. The calculation of percentage of shares beneficially owned also includes warrants to purchase up to 45,000 shares of common stock exercisable at $1.10 per share, according to the price set in our October 2016 public offering.

(11)	Includes 15,625 shares of common stock and 12,500 shares of common stock underlying stock options for an executive officer not named in the table above.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock.  Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2017, all executive officers, directors and greater than 10% stockholders complied with all applicable SEC filing requirements.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of December 31, 2017 regarding the shares of our common stock available for grant or granted under stock option plans and other compensation arrangements that were (i) adopted by our security holders and (ii) were not approved by our security holders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders(1)	2,677,155	3.37	673,489
Equity compensation plans not approved by security holders(2)	133,049	1.99	175,284

(1)

Represents 2,491,235 shares of common stock that may be issued pursuant to outstanding non-inducement option awards granted and 185,920 shares of common stock that may be issued pursuant to outstanding non-inducement restricted stock unit awards granted, and 673,489 shares of common stock available for future grant as non-inducement awards, under the 2007 Equity Incentive Plan, or the 2007 Plan, and the 2013 Plan.  See “Executive Compensation—Equity Compensation Plan Information—2007 Equity Incentive Plan” and “Executive Compensation—Equity Compensation Plan Information—2013 Amended and Restated Equity Incentive Plan, as Amended” for a description of these plans.

(2)

On July 25, 2016, our board of directors approved an amendment to the 2013 Plan to reserve 1,000,000 shares of our common stock to be used exclusively for the grant of inducement awards in compliance with NASDAQ Listing Rule 5635(c)(4), for which the total authorized share amount was reduced to 333,333 upon the effectiveness of the reverse split on September 29, 2016. Represents 133,049 shares of common stock that may be issued pursuant to such outstanding inducement option awards granted and 175,284 shares of common stock available for future grant as inducement awards under the 2013 Plan.  See “Executive Compensation—Equity Compensation Plan Information—Amended and Restated 2013 Equity Incentive Plan” for a description of this plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than compensation arrangements for named executive officers and directors, we describe below each transaction and series of similar transactions, since January 1, 2017, to which we were a party or will be a party, in which the amount exceeds $120,000 (or, if less, 1% of the average of our total assets amount at December 31, 2016 and 2017) and in which any related person had or will have a direct or indirect material interest.

Compensation arrangements for our named executive officers and directors are described in the section entitled “Executive Compensation.”

David F. Hale

Pursuant to a sublease agreement dated March 30, 2015, we subleased 9,849 square feet, plus free use of an additional area, of our San Diego facility to an entity affiliated with Mr. Hale for $12,804 per month, with a refundable security deposit of $12,804 received from the subtenant. The initial term of the sublease expired on July 31, 2015 and was subject to renewal on a month-to-month basis thereafter. On February 1, 2017, we received notice from the subtenant terminating the sublease effective March 31, 2017. During the three months ended September 30, 2017, the total amount of the $12,804 security deposit previously received from the subtenant was applied against approximately $16,000 in additional rents owed as a result of the subtenant continuing to occupy the subleased areas beyond March 31, 2017, and the balance of approximately $3,200 due to us was waived. A total of $102,432, $153,648 and $51,216 in rental income was recorded to other income/(expense) in our unaudited condensed statements of operations and comprehensive loss during the years ended December 31, 2015, 2016 and 2017, respectively.

Lyle J. Arnold, Ph.D.

Lyle J. Arnold, Ph.D., our Senior Vice-President of Research and Development and Chief Scientific Officer, is the controlling person of Aegea Biotechnologies, Inc. On June 2, 2012, we entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agremeent, with Aegea regarding the Target-Selector technology. Under the Agreement, each party has an undivided joint ownership interest in all of the patents and other intellectual property rights for such technology. We obtained an exclusive, worldwide, royalty-free, fully-paid, irrevocable, sublicensable license for all applications in the fields of oncology clinical testing and oncology diagnostics (including both laboratory developed tests and IVD tests as applied to the oncology field) and oncology basic and clinical research that is performed internally by us, as a service offered by us, or in a bona fide collaboration between us and one or more third parties (where the sample types tested are tissue, whole blood, bone marrow, cerebrospinal fluid or derivatives of any of such sample types); provided that any such collaboration must not be solely or primarily directed to providing research reagents or research technologies to such collaborator, and must not involve the sale or resale of patented research reagents or the licensing of technologies for patented research applications by such collaborator to third parties. Under the Agreement’s license, we are free of any obligation to obtain further consent from Aegea or to account to Aegea. Aegea obtained an exclusive, worldwide, royalty-free, fully-paid, irrevocable sublicensable license for all applications in all other fields, without any obligation to obtain further consent from us or to account to us. We were given responsibility for prosecuting some of the relevant patent applications, and Aegea was given responsibility for prosecuting others, but the two parties will share all patent prosecution and maintenance costs equally. We received payments totaling $25,763, $19,047 and $15,325 during the years ended December 31, 2015, 2016, and 2017, respectively, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement.

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

Equity Awards

We have granted stock options and RSUs to our executive officers and directors. For additional information, see “Executive Compensation—Outstanding Equity Awards.”

DIRECTOR INDEPENDENCE

Our board of directors has affirmatively determined that Dr. Chandler, Mr. Gerhardt, Mr. Hale, Mr. Huebner, Dr. Royston and Ms. Wilson, or six of our seven directors, meet the definition of “independent director” under the applicable NASDAQ Listing Rules.

Family Relationships

Edward Neff, who was a member of our board of directors until September 8, 2017, is an uncle of Mr. Nall.

Agreements with Directors

None of the directors were selected pursuant to any arrangement or understanding, other than with the directors acting within their capacity as such.

Legal Proceedings with Directors

There are no legal proceedings related to any of the directors which require disclosure pursuant to Items 103 or 401(f) of Regulation S-K.

Item 14. Principal Accounting Fees and Services.

AUDIT AND ALL OTHER FEES

The following table presents the fees billed to us for professional services related to the years ended December 31, 2017 and 2016 by Mayer Hoffman McCann P.C. and its affiliate, CBIZ MHM, LLC:

	2017	2016
Audit Fees(1)	$272,068	$209,236
Audit-Related Fees	—	—
Tax Fees(2)	13,455	9,700
All Other Fees(3)	—	—
Total	$285,523	$218,936

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

(2)

Tax Fees consist of fees billed for professional services relating to tax compliance, tax advice, and tax planning billed by Mayer Hoffman McCann P.C.’s affiliate, CBIZ MHM, LLC, including out-of-pocket expenses.  Mayer Hoffman McCann P.C. leases substantially all of its personnel, who work under the control of Mayer Hoffman McCann P.C. shareholders, from wholly-owned subsidiaries of CBIZ, Inc., including CBIZ MHM, LLC, in an alternative practice structure. Our audit committee approved 67% and 93% of 2017 and 2016 Tax Fees, respectively.

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

Exhibit No.	Description of Exhibit
31.3	Certification of Michael W. Nall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Timothy C. Kennedy, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCEPT, INC.

Date: April 30, 2018	By:	/s/ Michael W. Nall
Michael W. Nall
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Nall	Chief Executive Officer, President and Director (Principal Executive Officer)	April 30, 2018
Michael W. Nall

/s/ Timothy C. Kennedy	Chief Financial Officer, Senior Vice-President of Operations and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	April 30, 2018
Timothy C. Kennedy

/s/ David F. Hale	Chairman and Director	April 30, 2018
David F. Hale

/s/ Marsha A. Chandler	Director	April 30, 2018
Marsha A. Chandler

/s/ Bruce E. Gerhardt	Director	April 30, 2018
Bruce E. Gerhardt

/s/ Bruce A. Huebner	Director	April 30, 2018
Bruce A. Huebner

/s/ Ivor Royston	Director	April 30, 2018
Ivor Royston

/s/ M. Faye Wilson	Director	April 30, 2018
M. Faye Wilson