Form 10-Q
period 2018-03-31
BIOCEPT INC
filed 2018-05-15
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 11, 2018, there were 68,213,349 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2018

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made except as required by law. Readers should, however, review the factors and risks we describe in the reports and registration statements we file from time to time with the SEC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	March 31,
	2017	2018
		(unaudited)
Current assets:
Cash	$2,146,611	$9,272,420
Accounts receivable, net	1,193,426	1,329,701
Inventories, net	498,702	490,979
Prepaid expenses and other current assets	416,600	665,140
Total current assets	4,255,339	11,758,240
Fixed assets, net	3,123,567	2,989,587
Total assets	$7,378,906	$14,747,827
Current liabilities:
Accounts payable	$1,269,953	$1,387,222
Accrued liabilities	1,752,363	2,271,269
Supplier financings	61,226	69,995
Current portion of equipment financings	408,992	475,507
Credit facility, net	1,168,811	678,927
Total current liabilities	4,661,345	4,882,920
Non-current portion of equipment financings	1,150,063	1,123,536
Non-current portion of deferred rent	271,464	233,657
Total liabilities	6,082,872	6,240,113
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 authorized; no shares issued and outstanding at December 31, 2017 and March 31, 2018.	—	—
Common stock, $0.0001 par value, 150,000,000 authorized; 35,183,743 issued and outstanding at December 31, 2017; 68,038,349 issued and outstanding at March 31, 2018.	3,518	6,804
Additional paid-in capital	196,542,123	210,106,921
Accumulated deficit	(195,249,607)	(201,606,011)
Total shareholders’ equity	1,296,034	8,507,714
Total liabilities and shareholders’ equity	$7,378,906	$14,747,827

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended March 31,
	2017	2018
Net revenues	$1,683,065	$806,943
Costs and expenses:
Cost of revenues	2,129,454	2,434,886
Research and development expenses	757,258	1,070,581
General and administrative expenses	1,906,635	1,938,664
Sales and marketing expenses	1,278,311	1,636,542
Total costs and expenses	6,071,658	7,080,673
Loss from operations	(4,388,593)	(6,273,730)
Other income/ (expense):
Interest expense	(82,526)	(82,674)
Other income	38,412	—
Total other income/ (expense):	(44,114)	(82,674)
Loss before income taxes	(4,432,707)	(6,356,404)
Income tax expense	—	—
Net loss and comprehensive loss	$(4,432,707)	$(6,356,404)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	20,969,131	57,086,814
Diluted	20,969,131	57,086,814
Net loss per common share:
Basic	$(0.21)	$(0.11)
Diluted	$(0.21)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2017	2018
Cash Flows from Operating Activities
Net loss	$(4,432,707)	$(6,356,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116,156	179,772
Inventory reserve	(29,833)	(14,711)
Stock-based compensation	373,222	225,263
Non-cash interest expense related to credit facility and other financing activities	3,443	18,214
Increase/(decrease) in cash resulting from changes in:
Accounts receivable, net	(705,925)	(136,275)
Inventory	53,364	22,434
Prepaid expenses and other current assets	97,732	(199,677)
Accounts payable	335,972	204,171
Accrued liabilities	466,901	508,543
Deferred rent	(17,381)	(27,444)
Net cash used in operating activities	(3,739,056)	(5,576,114)
Cash Flows from Investing Activities:
Purchases of fixed assets	(127,223)	(53,980)
Net cash used in investing activities	(127,223)	(53,980)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	8,559,958	13,342,821
Proceeds from exercise of common stock warrants	5,258,935	—
Payments on equipment financings	(12,534)	(38,726)
Payments on supplier and other third-party financings	(37,633)	(40,094)
Payments on credit facility	(469,391)	(508,098)
Net cash provided by financing activities	13,299,335	12,755,903
Net increase in Cash	9,433,056	7,125,809
Cash at Beginning of Period	4,609,332	2,146,611
Cash at End of Period	$14,042,388	$9,272,420
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$92,651	$63,860
Income taxes	$-	$-

Non-cash Investing and Financing Activities:

During the three months ended March 31, 2018, Biocept, Inc., or the Company, cancelled insurance premiums previously financed through third-parties with an aggregate remaining principal balance outstanding of approximately $31,000, and replaced them with insurance premiums financed through third-parties totaling approximately $80,000.

Fixed assets purchased totaling approximately $181,000 and $79,000 during the three months ended March 31, 2017 and 2018, respectively, were recorded as equipment financing obligations and were excluded from cash purchases in the Company’s statements of cash flows (see Note 7).

The amount of unpaid fixed asset purchases excluded from cash purchases in the Company’s statements of cash flows increased from approximately $58,000 at December 31, 2016 to approximately $203,000 at March 31, 2017 and decreased from approximately $31,000 at December 31, 2017 to approximately $19,000 at March 31, 2018.

An offering of the Company’s common stock and warrants to purchase its common stock occurred on March 31, 2017. In the offering, warrants were issued to purchase up to an aggregate of 2,160,000 shares of common stock at an exercise price of $2.50 per share with a term of five years and an estimated aggregate grant date fair value of approximately $2.8 million, which was recorded as an offset to additional paid-in capital. Additionally, approximately $728,000 of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance.

An offering of 32,854,606 shares of the Company’s common stock and warrants to purchase up to an aggregate of 32,854,606 shares of its common stock at a combined offering price of $0.45 per unit occurred on January 30, 2018. All warrants sold in this offering have an exercise price of $0.50 per share, subject to down round adjustment, are exercisable immediately and expire five years from the date of issuance. The estimated aggregate grant date fair value of approximately $9.7 million associated with these warrants was recorded as an offset to additional paid-in capital (see Note 4). Additionally, approximately $1.4 million of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOCEPT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The Company, Business Activities and Basis of Presentation

The Company and Business Activities

The Company was founded in California in May 1997, and effected a reincorporation to Delaware in July 2013. The Company is an early stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or liquid biopsy. The Company’s current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy at diagnosis, progression or for monitoring in order to identify specific resistance mechanisms. Sometimes traditional procedures, such as surgical tissue biopsies, result in tumor tissue that is insufficient and/or unable to provide the molecular subtype information necessary for clinical decisions. The Company’s assays, performed on blood, have the potential to provide more contemporaneous information on the characteristics of a patient’s disease when compared with tissue biopsy and radiographic imaging. Additionally, commencing in October 2017, the Company’s pathology partnership program, branded as Empower TCTM, provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results and is available to pathology practices and hospital systems throughout the United States. Further, sales to laboratory supply distributors of the Company’s proprietary blood collection tubes commenced during the three months ending June 30, 2018, which allow for the intact transport of liquid biopsy samples for research use only from regions around the world.

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

Basis of Presentation

The accompanying unaudited condensed financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and on the basis that the Company will continue as a going concern (see Note 2). The accompanying unaudited condensed financial statements and notes do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The unaudited condensed financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission, or SEC, instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed financial statements are unaudited and do not contain all the information required by GAAP to be included in a full set of financial statements. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited financial statements for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission, or SEC, with our Annual Report on Form 10-K on March 28, 2018 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Certain prior period balances have been reclassified to conform to the current period presentation.

Revenue Recognition and Accounts Receivable

The Company's commercial revenues are generated from diagnostic services provided to patient’s physicians and billed to third-party insurance payers such as managed care organizations, Medicare and Medicaid and patients for any deductibles, coinsurance or copayments that may be due. Through December 31, 2017, the Company recognized revenue in accordance with the provisions of Accounting Standards Codification, or ASC, 954-605, Health Care Entities—Revenue Recognition, which required that four basic criteria must be met prior to recognition of revenue: (1) persuasive evidence of an arrangement existed; (2) delivery had occurred and title and the risks and rewards of ownership had been transferred to the client or services had been rendered; (3) the price was fixed or determinable; and (4) collectability was reasonably assured. Commencing on March 31, 2017, the Company recognized commercial revenue related to billings for assays delivered and billed to Medicare and other third-party payers on an accrual basis when amounts that will ultimately be realized can be estimated upon delivery, whereby prior to March 31, 2017, the Company recognized revenues for its commercial diagnostic services on a cash basis as collected because the amounts ultimately expected to be received could not be estimated upon delivery due to insufficient collection history experience. Commencing on January 1, 2018, the Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, or ASC 606, which requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted the provisions of ASC 606 using the modified retrospective application method applied to all contracts, which did not impact amounts previously reported by the Company, nor did it require a cumulative effect adjustment upon adoption, as the Company’s method of recognizing revenue under ASC 606 was analogous to the method utilized immediately prior to adoption. Accordingly, there is no need for the Company to disclose the amount by which each financial statement line item was affected as a result of applying the new standard and an explanation of significant changes.

Contracts

For its commercial revenues, while the Company markets directly to physicians, its customer is the patient. Patients do not enter into direct agreements with the Company that commit either them to pay any portion of the cost of the tests if they have not met their annual deductible limit under their insurance policy, if any, or if their insurance otherwise declines to reimburse the Company. Accordingly, the Company establishes a contract with a commercial patient in accordance with other customary business practices, as follows:

•	Approval of a contract is established via the order and accession, which are submitted by the patient’s physician.
•

The Company is obligated to perform its diagnostic services upon receipt of a sample from a physician, and the patient and/or applicable payer are obligated to reimburse the Company for services rendered based on the patient’s insurance benefits.

•

Payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with CMS and applicable reimbursement contracts established between the Company and payers, unless the patient is a self-pay patient, whereby the Company bills the patient directly after the services are provided.

•

Once the Company delivers a patient’s assay result to the ordering physician, the contract with a patient has commercial substance, as the Company is legally able to collect payment and bill an insurer and/or patient, regardless of payer contract status or patient insurance benefit status.

•

Consideration associated with commercial revenues is considered variable and constrained until fully adjudicated, with net revenues recorded to the extent that it is probable that a significant reversal will not occur.

The Company’s development services revenues are supported by contractual agreements and generated from assay development services provided to entities, as well as certain other diagnostic services provided to physicians, and revenues are recognized upon delivery of the performance obligations in the contract.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service, or a bundle of goods or services, to the customer. For its commercial and development services revenues, the Company’s contracts have a single performance obligation, which is satisfied upon rendering of services, which culminates in the delivery of a patient’s assay result(s) to the ordering physician or entity. The duration of time between accession receipt and delivery of a valid assay result to the ordering physician or entity is typically less than two weeks. Accordingly, the Company elected the practical expedient and therefore, does not disclose the value of unsatisfied performance obligations.

Transaction Price

The transaction price is the amount of consideration that the Company expects to collect in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties, such as sales taxes. The consideration expected from a contract with a customer may include fixed amounts, variable amounts, or both. The Company’s gross commercial revenues billed, and corresponding gross accounts receivable, are subject to estimated deductions for such allowances and reserves to arrive at reported net revenues, which relate to differences between amounts billed and corresponding amounts estimated to be subsequently collected, and is deemed to be variable although the variability is not explicitly stated in any contract. Rather, the implied variability is due to several factors, such as the payment history or lack thereof for third-party payers, reimbursement rate changes for contracted and non-contracted payers, any patient co-payments, deductibles or compliance incentives, the existence of secondary payers and claim denials. The Company estimates the amount of variable consideration using the most likely amount approach to estimating variable consideration for third-party payers, including direct patient bills, whereby the estimated reimbursement for services are established by payment histories on CPT codes for each payer, or similar payer types. When no payment history is available, the value of the account is estimated at Medicare rates, with additional other payer-specific reserves taken as appropriate. Collection periods for billings on commercial revenues range from less than 30 days to several months, depending on the contracted or non-contracted nature of the payer, among other variables. The estimates of amounts that will ultimately be realized from commercial diagnostic services for non-contracted payers require significant judgment by management.

The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more consideration than it originally estimated for a contract with a customer, it will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if the Company subsequently determines that the amount it expects to collect from a customer is less than it originally estimated, it will generally account for the change as a decrease in the estimate of the transaction price as a decrease to revenue, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized. Revenue recognized from changes in transaction prices was not significant during the three months ended March 31, 2018.

Allocate Transaction Price

For the Company’s commercial revenues, the entire transaction price is allocated to the single performance obligation contained in a contract with a customer. For the Company’s development services revenues, the contracted transaction price is allocated to each single performance obligation contained in a contract with a customer as performed.

Point-in-time Recognition

The Company’s single performance obligation is satisfied at a point in time, and that point in time is defined as the date a patient’s successful assay result is delivered to the patient’s ordering physician or entity. The Company considers this date to be the time at which the patient obtains control of the promised diagnostic assay service.

Contract Balances

The timing of revenue recognition, billings and cash collections results in accounts receivable recorded in the Company’s condensed balance sheets. Generally, billing occurs subsequent to delivery of a patient’s test result to the ordering physician or entity, resulting in an account receivable.

Practical Expedients

The Company does not adjust the transaction price for the effects of a significant financing component, as at contract inception, the Company expects the collection cycle to be one year or less.

The Company expenses sales commissions when incurred because the amortization period is one year or less, which are recorded within sales and marketing expenses.

The Company incurs certain other costs that are incurred regardless of whether a contract is obtained. Such costs are primarily related to legal services and patient communications. These costs are expensed as incurred and recorded within general and administrative expenses.

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the three months ended March 31, 2017 and 2018 disaggregated by source and nature are as follows:

	For the three months ended March 31,
	2017	2018
Net revenues from contracted payers*	$661,644	$337,946
Net revenues from non-contracted payers	960,632	424,363
Development services revenues	60,789	44,634
Total net revenues	$1,683,065	$806,943

*Includes Medicare and Medicare Advantage, as reimbursement amounts are fixed.

	For the three months ended March 31,
	2017	2018
Net commercial revenues recognized upon delivery	$725,690	$762,309
Development services revenues recognized upon delivery	60,789	44,634
Commercial revenues recognized upon cash collection	896,586	—
Total net revenues	$1,683,065	$806,943

During the three months ended March 31, 2017, the Company recorded approximately $874,000 in nonrecurring net revenue as a result of recognizing revenue on an accrual basis commencing on March 31, 2017 associated with cases delivered on or prior to December 31, 2016, representing a corresponding decrease in net loss per common share of $0.04. The incremental net revenue as a result of recognizing revenue on an accrual basis commencing on March 31, 2017, or the total amount of net revenue recorded in excess of the amount of commercial cash collections, was approximately $726,000 and $139,000 during the three months ended March 31, 2017 and 2018, respectively, representing corresponding decreases in net loss per common share of $0.03 and zero, respectively.

Concentrations of credit risk with respect to revenues are primarily limited to geographies to which the Company provides a significant volume of its services, and to specific third-party payers of the Company’s services such as Medicare, insurance companies, and other third-party payers. The Company’s client base consists of many geographically dispersed clients diversified across various customer types.

The Company's third-party payers that represent more than 10% of total net revenues in any period presented, as well as their related net revenue amount as a percentage of total net revenues, during the three months ended March 31, 2017 and 2018 were as follows:

	For the three months ended March 31,
	2017	2018
Medicare and Medicare Advantage	35%	39%
Blue Cross Blue Shield	20%	22%
United Healthcare	12%	22%

The Company's third-party payers that represent more than 10% of total net accounts receivable, and their related net accounts receivable balance as a percentage of total net accounts receivable, at December 31, 2017 and March 31, 2018 were as follows:

	December 31, 2017	March 31, 2018
Blue Cross Blue Shield	27%	25%
Medicare and Medicare Advantage	21%	19%
United Healthcare	15%	18%

Recent Accounting Pronouncements

In May 2014, and as subsequently updated and amended from time to time, the Financial Accounting Standards Board, or FASB, issued authoritative guidance that requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company adopted the new standard for the fiscal year beginning January 1, 2018 using the modified retrospective application method, which did not have a material impact on its financial statements or disclosures.

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

In February 2016, the FASB issued authoritative guidance requiring, among other things, that entities recognize the assets and liabilities arising from leases on the balance sheet under revised criteria, while the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria in the previous leases guidance. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company anticipates that the adoption of this guidance will materially affect its statement of financial position and will require changes to its processes. The Company expects to adopt this guidance for the reporting period beginning on January 1, 2019 and has not yet made a decision on the method of adoption with respect to the optional practical expedients.

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

2. Liquidity and Going Concern Uncertainty

As of March 31, 2018, cash totaled $9.3 million and the Company had an accumulated deficit of $201.6 million. For the year ended December 31, 2017 and the three months ended March 31, 2018, the Company incurred net losses of $21.6 million and $6.4 million, respectively. At March 31, 2018, the Company had aggregate net interest-bearing indebtedness of $2.7 million, of which $1.6 million was due within one year, in addition to $3.3 million of other non-interest bearing current liabilities. Additionally, in February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly amounts of $62,500 through May 2020, under which approximately $500,000 remained outstanding at March 31, 2018 (see Note 11). These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued. The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. The accompanying financial statements and notes do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

In May 2015, the SEC declared effective a shelf registration statement filed by the Company, which expires on May 21, 2018. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as its public float is less than $75 million. Pursuant to an exclusive placement agent agreement dated April 25, 2016 between the Company and H.C. Wainwright & Co., LLC, or Wainwright, and a securities purchase agreement dated April 29, 2016 between the Company and the purchasers signatory thereto, the Company received approximately $4.3 million of net cash proceeds upon the sale of its common stock and warrants to purchase its common stock. Subsequent to the closing of this offering on May 4, 2016, no warrants sold in this offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. Pursuant to an exclusive placement agent agreement dated March 28, 2017 between the Company and Roth Capital Partners, LLC as lead placement agent, and WestPark Capital and Chardan Capital as co-placement agents, a securities purchase agreement for an offering of 4,320,000 shares of the Company’s common stock was effected under this registration statement at a per share price of $2.15. In a concurrent private placement, the Company sold unregistered warrants to purchase up to an aggregate of 2,160,000 shares of its common stock that closed concurrently with the offering of common stock sold pursuant to this shelf registration statement, of which none have been subsequently exercised. All warrants sold in this offering have a per share exercise price of $2.50 and expire on October 1, 2022. The closing of the sale of these securities to the purchasers occurred on March 31, 2017, when the Company received approximately $8.6 million of net cash proceeds. Pursuant to an exclusive placement agent agreement dated December 5, 2017 between the Company and Dawson James Securities, Inc. as lead placement agent, and WestPark Capital as co-placement agent, a securities purchase agreement for a registered direct offering of 4,925,000 shares of the Company’s common stock was effected under this registration statement at a per share price of $0.68. The placement agent was issued a warrant to purchase 246,250 shares of common stock at an exercise price of $0.85 per share, which is first exercisable on June 5, 2018 and expires on December 5, 2022. The closing of the sale of these securities occurred on December 8, 2017, when the Company received approximately $2.9 million of net cash proceeds. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

On October 19, 2016, the Company received net cash proceeds of approximately $9.0 million from of the closing of a follow-on public offering. Subsequent to the closing of this offering on October 19, 2016, the offering’s underwriters exercised their overallotment option to purchase 627,131 option warrants for total proceeds of $564. Subsequent to the closing of this offering, approximately $7.5 million of additional cash proceeds had been received from the exercise of warrants sold in this offering, with approximately $3.2 million in gross warrant proceeds remaining outstanding and available to be exercised at $1.10 per share until their expiration in October 2021.

Pursuant to a common stock and warrant purchase agreement dated August 9, 2017 between the Company and Ally Bridge LB Healthcare Master Fund Limited, or Ally Bridge, the Company received net cash proceeds of approximately $2.0 million from the sale of its common stock and warrants. Subsequent to the closing of this offering, no additional cash proceeds had been received from the exercise of warrants sold in this offering, with approximately $2.2 million in gross warrant proceeds remaining outstanding and available to be exercised at $1.50 per share until their expiration in August 2022.

On January 30, 2018, the Company received net cash proceeds of approximately $13.3 million from the closing of a follow-on public offering of 32,854,606 shares of its common stock and warrants to purchase up to an aggregate of 32,854,606 shares of its common stock at a combined offering price of $0.45 per unit. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering, with approximately $16.4 million in gross warrant proceeds remaining outstanding and available to be exercised at $0.50 per share, subject to down round adjustment, until their expiration in January 2023.

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Until the Company can generate significant cash from operations, including assay revenues, management’s plans to obtain such resources for the Company include proceeds from offerings of the Company’s equity securities or debt, cash received from the exercise of outstanding common stock warrants, or transactions involving product development, technology licensing or collaboration. Management can provide no assurances that any sources of a sufficient amount of financing will be available to the Company on favorable terms, if at all.

3. Sales of Equity Securities

In May 2015, the SEC declared effective a shelf registration statement filed by the Company, which expires on May 21, 2018. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as the Company’s public float is less than $75 million. Pursuant to an exclusive placement agent agreement dated April 25, 2016 between the Company and Wainwright, and a securities purchase agreement dated April 29, 2016 between the Company and the purchasers signatory thereto, a public offering of 1,662,191 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,163,526 shares of common stock was effected under this registration statement at a combined offering price of $3.00. All warrants sold in this offering have a per share exercise price of $3.90, are exercisable immediately and expire five years from the date of issuance. The estimated grant date fair value of these warrants of approximately $2.0 million was recorded as an offset to additional paid-in capital upon the closing of this offering. The closing of the sale of these securities to the purchasers occurred on May 4, 2016, pursuant to which the Company received approximately $4.3 million of net cash proceeds after deducting $0.7 million of costs directly associated with the offering that were recorded as an offset to additional paid-in capital under applicable accounting guidance. Subsequent to the closing of this offering on May 4, 2016, no warrants sold in this offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. Pursuant to an exclusive placement agent agreement dated March 28, 2017 between the Company and Roth Capital Partners, LLC as lead placement agent, and WestPark Capital and Chardan Capital as co-placement agents, a securities purchase agreement for a second offering of 4,320,000 shares of the Company’s common stock was effected under this registration statement at a per share price of $2.15, which closed on March 31, 2017. In a concurrent private placement, the Company sold unregistered warrants to purchase up to an aggregate of 2,160,000 shares of the Company’s common stock that closed concurrently with the March 2017 offering of common stock sold pursuant the shelf registration statement, of which none have been subsequently exercised. All warrants sold in this offering have a per share exercise price of $2.50 and expire on October 1, 2022. The estimated grant date fair value of these warrants of approximately $2.8 million was recorded as an offset to additional paid-in capital upon the closing of this offering. At the closing of these sales on March 31, 2017, the Company received approximately $8.6 million of net cash proceeds after deducting $0.7 million of costs directly associated with the offering that were recorded as an offset to additional paid-in capital under applicable accounting guidance. Pursuant to an exclusive placement agent agreement dated December 5, 2017 between the Company and Dawson James Securities, Inc. as lead placement agent, and WestPark Capital as co-placement agent, a securities purchase agreement for a registered direct offering of 4,925,000 shares of the Company’s common stock was effected under this registration statement at a per share price of $0.68. The placement agent was issued a warrant to purchase 246,250 shares of common stock at an exercise price of $0.85 per share, which is first exercisable on June 5, 2018 and expires on December 5, 2022. The estimated grant date fair value of this warrant of approximately $0.1 million was recorded as an offset to additional paid-in capital upon the closing of this offering. The closing of the sale of these securities occurred on December 8, 2017, when the Company received approximately $2.9 million of net cash proceeds after deducting $0.4 million of costs directly associated with the offering that were recorded as an offset to additional paid-in capital under applicable accounting guidance. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

Pursuant to a common stock and warrant purchase agreement dated August 9, 2017 between the Company and Ally Bridge, an offering of 1,466,667 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,434,639 shares of common stock was effected at a combined offering price of $1.50 per unit for total gross proceeds to the Company of $2.2 million. All warrants sold in this offering have a per share exercise price of $1.50, are exercisable immediately and expire five years from the date of issuance. The estimated grant date fair value of this warrant of approximately $1.5 million was recorded as an offset to additional paid-in capital upon the closing of this offering. Subsequent to the closing of this offering, no additional cash proceeds had been received from the exercise of warrants sold in this offering. As such, the total increase in capital from the sale of the common stock and warrants has been approximately $2.0 million after deducting $0.2 million of associated costs incurred, which were offset against these proceeds under applicable accounting guidance.

On January 30, 2018, the Company received net cash proceeds of approximately $13.3 million from the closing of a follow-on public offering of 32,854,606 shares of its common stock and warrants to purchase up to an aggregate of 32,854,606 shares of its common stock at a combined offering price of $0.45 per unit, with $1.4 million of costs directly associated with the offering recorded as an offset to additional paid-in capital under applicable accounting guidance. All warrants sold in this offering have an exercise price of $0.50 per share, subject to down round adjustment, are exercisable immediately and expire five years from the date of issuance. The estimated grant date fair value of these warrants of approximately $9.7 million was recorded as an offset to additional paid-in capital upon the closing of this offering (see Note 4). Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering.

4. Fair Value Measurement

The estimated nonrecurring fair value measurements associated with fixed asset purchases recorded as equipment financing obligations totaling approximately $79,000 during the three months ended March 31, 2018 were based on information provided by vendors, which involved the use of significant unobservable Level 3 inputs.

The estimated fair value of the credit facility entered into with Oxford Finance LLC in April 2014, or the April 2014 Credit Facility, at March 31, 2018 approximated its carrying value, which was determined using a discounted cash flow analysis. The analysis considered interest rates of instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs.

Other Fair Value Measurements

As of the closing of the Company’s January 30, 2018 offering, the estimated grant date fair value of approximately $0.29 per share associated with the warrants to purchase up to 32,854,606 shares of common stock issued in this offering, or a total of approximately $9.7 million, was recorded as an offset to additional paid-in capital. All warrants sold in this offering have an exercise price of $0.50 per share, subject to down round adjustment, are exercisable immediately and expire five years from the date of issuance. The fair value of the warrants was estimated using a Monte Carlo simulation valuation model using Geometric Brownian Motion, incorporating anticipated future financing events, with the following assumptions:

Beginning stock price	$0.339
Exercise price	$0.50
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.48%
Expected life (in years)	5.00
Expected volatility	99.0%

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	March 31,
	2017	2018
Fixed Assets
Machinery and equipment	$2,841,388	$2,763,108
Furniture and office equipment	147,976	152,964
Computer equipment and software	1,637,034	1,430,669
Leasehold improvements	553,529	557,020
Financed equipment	2,294,762	2,373,475
Construction in process	2,975	28,563
Total fixed assets, gross	7,477,664	7,305,799
Less accumulated depreciation and amortization	(4,354,097)	(4,316,212)
Total fixed assets, net	$3,123,567	$2,989,587
Accrued Liabilities
Accrued interest	$326,602	$327,203
Accrued payroll	224,813	438,460
Accrued vacation	474,953	544,614
Accrued bonuses	375,000	675,254
Accrued sales commissions	104,509	65,717
Current portion of deferred rent	116,681	127,044
Accrued other	129,805	92,977
Total accrued liabilities	$1,752,363	$2,271,269

During the three months ended March 31, 2018, non-financed equipment fixed assets with aggregate gross book values and corresponding accumulated depreciation amounts of approximately $209,000 were disposed of.

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

A warrant to purchase up to 17,655 shares of the Company’s common stock at an exercise price of $14.16 per share with a term of 10 years was issued to Oxford Finance LLC on April 30, 2014. Issuance costs of approximately $102,000 associated with the term loan under the April 2014 Credit Facility were recorded as a discount to outstanding debt as of the closing date, resulting in net proceeds of approximately $4,898,000. The estimated fair value of the warrant issued of approximately $233,000 was also recorded as a discount to outstanding debt as of the closing date. The discounts and other issuance costs are amortized to interest expense utilizing the effective interest method over the underlying term of the loan, with total unamortized discounts of approximately $33,000 and $14,000 remaining at December 31, 2017 and March 31, 2018, respectively. The effective annual interest rate associated with the April 2014 Credit Facility was 13.87% at both December 31, 2017 and March 31, 2018. As of March 31, 2018, total remaining principal payments of $693,000 were due under the April 2014 Credit Facility.

7. Equipment Financings

The Company leases certain laboratory equipment under arrangements accounted for as capital leases and classified as equipment financings. The financed equipment is depreciated on a straight-line basis over periods ranging from approximately 3 to 7 years. The total gross value of fixed assets capitalized under such financing arrangements was approximately $2,295,000 and $2,374,000 at December 31, 2017 and March 31, 2018, respectively. Total accumulated depreciation related to financed equipment was approximately $759,000 and $826,000 at December 31, 2017 and March 31, 2018, respectively, and total depreciation expense related to financed equipment during the three months ended March 31, 2017 and 2018 was approximately $55,000 and $67,000, respectively.

On January 26, 2018, the Company executed an agreement with a third-party lender to finance $240,000 of planned fixed asset purchases and an anticipated $10,000 of corresponding maintenance obligations. Under the terms of the lease agreement, upon lease commencement and repayment, which occurs once the Company has financed $240,000 of equipment purchases under the lease agreement, the Company is required to make 22 payments of $11,081 per month thereafter, subject to adjustment in the event of an increase in the three-year Treasury note rates prior to lease commencement and repayment. Until lease commencement and repayment, the Company is required to pay pro-rated equipment rental charges of any equipment financed under this agreement. The Company expects lease commencement and repayment to occur by June 30, 2018. Through the date that these financial statements were available to be issued, approximately $98,000 of equipment purchases and $5,000 of corresponding maintenance obligations had been financed under this agreement.

The following schedule sets forth the remaining future minimum lease payments outstanding under financed equipment arrangements, as well as corresponding remaining sales tax and maintenance obligation payments that are expensed as incurred and due within each respective year ending December 31, as well as the present value of the total amount of the remaining minimum lease payments as of March 31, 2018:

		Maintenance
	Minimum	and Sales Tax
	Lease	Obligation
	Payments	Payments
2018	$394,959	$66,456
2019	505,077	80,200
2020	419,817	64,163
2021	303,228	53,252
2022	260,462	56,005
Thereafter	262,950	40,641
Total payments	2,146,493	360,717
Less amount representing interest	(547,450)	—
Present value of payments	$1,599,043	$360,717

The aggregate weighted average effective annual interest rate associated with equipment financings was 13.51% and 12.38% at December 31, 2017 and March 31, 2018, respectively, and the maturity dates on such outstanding arrangements range from June 2018 to September 2024. During the three months ended March 31, 2017 and 2018, total interest expense related to equipment financings of $38,000 and $43,000, respectively, was recorded to the Company’s unaudited condensed statement of operations and comprehensive loss. At March 31, 2018, the present value of minimum lease payments due within one year was approximately $476,000.

8. Stock-Based Compensation

Equity Incentive Plans

The Company maintains two equity incentive plans: the Amended and Restated 2013 Equity Incentive Plan, or the 2013 Plan, and the 2007 Equity Incentive Plan, or the 2007 Plan. The 2013 Plan includes a provision that shares available for grant under the Company’s 2007 Plan become available for issuance under the 2013 Plan and are no longer available for issuance under the 2007 Plan. As of March 31, 2018, 333,333 shares of the Company’s common stock were authorized exclusively for the issuance of stock awards to employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules. As of March 31, 2018, under all plans, a total of 3,522,955 non-inducement shares were authorized for issuance, 2,033,009 shares had been issued with 1,860,698 non-inducement stock options and restricted stock units, or RSUs, underlying outstanding awards, and 1,489,946 non-inducement shares were available for grant. As of March 31, 2018, a total of 333,333 inducement shares were authorized for issuance, 158,049 inducement shares had been issued with 133,049 inducement stock options and RSUs underlying outstanding awards, and 175,284 inducement shares were available for grant under the 2013 Plan.

Stock Options

A summary of stock option activity for the three months ended March 31, 2018 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2017	2,449,284	$3.79	8.8
Granted	—	—
Exercised	—	—
Cancelled/forfeited/expired	(641,457)	$1.60
Outstanding at March 31, 2018	1,807,827	$4.57	8.4
Vested and unvested expected to vest at March 31, 2018	1,763,848	$4.65	8.3

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest at December 31, 2017 and March 31, 2018 were each zero.

On May 2, 2017, the Company’s Board of Directors approved the issuance of an aggregate of 550,000 performance stock options to be granted on May 31, 2017 to certain of the Company’s employees and all of its executive officers pursuant to the 2013 Plan, of which 200,000 performance stock options were granted to the Company’s CEO, 100,000 performance stock options were granted to its CFO, and 75,000 performance stock options were granted to each of its Chief Scientific Officer and Senior Medical Director. Each performance stock option granted on May 31, 2017 had an exercise price of $1.50 per share and an estimated grant date fair value of $0.99 per share. On July 6, 2017, the Company’s Compensation Committee of the Board of Directors approved the issuance of an aggregate of 75,000 performance stock options to be granted on July 31, 2017 to certain of the Company’s employees pursuant to the 2013 Plan, of which 2,500 performance stock options were forfeited by December 31, 2017. Each performance stock option granted on July 31, 2017 had an exercise price of $1.39 per share and an estimated grant date fair value of $0.83 per share. The vesting of each of the performance stock options granted during the year ended December 31, 2017 was to be determined by the Company’s Board of Directors or Compensation Committee of the Board of Directors upon the Company’s achievement of specified corporate goals for 2017. During the three months ended March 31, 2018, none of the performance option awards granted during the year ended December 31, 2017 were declared vested by the Company’s Compensation Committee of the Board of Directors, and the 622,500 shares underlying the remaining outstanding performance stock option awards at December 31, 2017 were forfeited.

Restricted Stock

A summary of RSU activity for the three months ended March 31, 2018 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2017	360,920	$1.87
Granted	—	—
Vested and issued	—	—
Forfeited	(175,000)	$1.50
Outstanding at March 31, 2018	185,920	$2.23
Vested and unvested expected to vest at March 31, 2018	185,920	$2.23

At March 31, 2018, the intrinsic values of RSUs outstanding and RSUs unvested and expected to vest were each approximately $55,000. Of the 185,920 RSUs outstanding at March 31, 2018, 10,920 were fully vested.

On May 2, 2017, the Company’s Board of Directors approved the issuance of an aggregate of 175,000 time-based RSUs and 175,000 performance RSUs to be granted on May 31, 2017 to certain of the Company’s employees and all of its executive officers pursuant to the 2013 Plan, of which 50,000 time-based RSUs and 25,000 performance RSUs were granted to its CEO, and 25,000 time-based RSUs and 25,000 performance RSUs were granted to each of its CFO, Chief Scientific Officer, and Senior Medical Director. Each RSU granted on May 31, 2017 had a grant date fair value of $1.50 per share. Vesting of the time-based RSUs granted on May 31, 2017 occurred on the one-year anniversary of the vesting commencement date, or May 2, 2018, while vesting of the performance RSUs was to be determined by the Company’s Board of Directors or its Compensation Committee of the Board of Directors upon the achievement of specified corporate goals for 2017. During the three months ended March 31, 2018, none of the performance RSUs granted on May 31, 2017 were declared vested by the Company’s Compensation Committee of the Board of Directors, and the 175,000 shares underlying these awards were forfeited.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statements of operations and comprehensive loss during the periods presented:

	For the three months ended
	March 31,
	2017	2018
Stock Options
Cost of revenues	$31,770	$17,579
Research and development expenses	29,256	37,147
General and administrative expenses	192,053	105,175
Sales and marketing expenses	40,540	23,265
Total expenses related to stock options	293,619	183,166
RSUs
Cost of revenues	15,167	(17,250)
Research and development expenses	14,358	10,015
General and administrative expenses	29,933	40,059
Sales and marketing expenses	20,145	9,273
Total stock-based compensation	$373,222	$225,263

Stock-based compensation expense was recorded net of estimated forfeitures of 0% - 8% per annum during each of the three months ended March 31, 2017 and 2018. As of March 31, 2018, total unrecognized share-based compensation expense related to unvested stock options and RSUs, adjusted for estimated forfeitures, was approximately $1,197,000 and is expected to be recognized over a weighted-average period of approximately 2.4 years.

9. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity for the three months ended March 31, 2018 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2017	8,647,996	$2.63	4.0
Issued	32,854,606	$0.50
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2018	41,502,602	$0.94	4.6

Further information about equity-classified common stock warrants outstanding at March 31, 2018 is as follows:

		Weighted
Weighted		Average
Average	Total Shares	Contractual
Exercise Price	Outstanding	Life (in years)
$0.50	32,854,606	4.8
$0.85	246,250	4.7
$1.10	2,910,281	3.6
$1.50	1,434,639	4.4
$2.50	2,160,000	4.5
$3.90	1,163,526	3.1
$4.68	581,153	1.9
$29.72	152,147	1.5
	41,502,602

All warrants outstanding at March 31, 2018 are exercisable, except for the 246,250 warrants issued on December 8, 2017, which first become exercisable on June 5, 2018 and expire on December 5, 2022. The exercise price of $0.50 per share associated with the 32,854,606 warrants issued on January 30, 2018 is subject to down round adjustment. The intrinsic value of equity-classified common stock warrants outstanding at March 31, 2018 was zero.

10. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three months ended March 31, 2017 and 2018, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the three months ended
	March 31,
	2017	2018
Preferred warrants outstanding (number of common stock equivalents)	529	529
Common warrants outstanding	9,003,137	41,502,602
RSUs outstanding	174,249	185,920
Common options outstanding	931,504	1,807,827
Total anti-dilutive common share equivalents	10,109,419	43,496,878

11. Commitments and Contingencies

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any legal proceedings or aware of any threatened legal proceedings that are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

In February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly amounts of $62,500 through May 2020. At March 31, 2018, a balance of $500,000 remained outstanding under this purchase commitment.

During the three months ended March 31, 2017 and 2018, total expense recorded in the Company’s unaudited condensed statements of operations and comprehensive loss for sales tax and maintenance obligations associated with equipment financing arrangements was approximately $18,000 and $29,000, respectively. At December 31, 2017 and March 31, 2018, approximately $46,000 and $64,000, respectively, of such sales tax and maintenance obligations incurred but not paid were recorded in accrued other liabilities in the Company’s balance sheet (see Note 5). Future payments totaling approximately $361,000 for sales tax and maintenance obligations associated with financed equipment were due under equipment financing arrangements at March 31, 2018, which will be expensed as incurred (see Note 7).

12. Related Party Transactions

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received a payment of approximately $15,000 during the year ended December 31, 2017, as well as a payment of approximately $19,000 subsequent to March 31, 2018, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement (see Note 13).

Pursuant to a sublease agreement dated March 30, 2015, the Company subleased 9,849 square feet, plus free use of an additional area, of its San Diego facility to an entity affiliated with the Company’s non-executive Chairman for $12,804 per month, with a refundable security deposit of $12,804 received from the subtenant. The initial term of the sublease expired on July 31, 2015 and was subject to renewal on a month-to-month basis thereafter. On February 1, 2017, the Company received notice from the subtenant terminating the sublease effective March 31, 2017. During the year ended December 31, 2017, the total amount of the $12,804 security deposit previously received from the subtenant was applied against approximately $16,000 in additional rents owed as a result of the subtenant continuing to occupy the subleased areas beyond March 31, 2017, and the balance of approximately $3,200 due to the Company was waived. A total of approximately $38,000 and $51,000 in rental income was recorded to other income/(expense) in the Company’s statement of operations and comprehensive loss during the three months ended March 31, 2017 and the year ended December 31, 2017, respectively.

13. Subsequent Events

The Company received a payment of approximately $19,000 subsequent to March 31, 2018 from Aegea as reimbursement for shared patent costs under the Cross-License Agreement (see Note 12).

Subsequent to the three months ended March 31, 2018, the Company financed certain business insurance premiums totaling approximately $387,000 through third-parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 28, 2018. Past operating results are not necessarily indicative of results that may occur in future periods.

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

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and accredited by the College of American Pathologists, or CAP. We also performed research and development that led to our current assays, and continue to perform research and development for our planned assays, at this same facility. In addition, we manufacture our microfluidic channels, related equipment and certain reagents. The assays we offer and intend to offer are classified as laboratory developed tests, or LDTs, under CLIA regulations. CLIA certification is required before any clinical laboratory, including ours, may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, or treatment of disease or the assessment of health. In addition, we participate in and have received CAP accreditation, which includes rigorous bi-annual laboratory inspections and adherence to specific quality standards.

Our primary sales strategy is to engage medical oncologists and other physicians in the United States at private and group practices, hospitals and cancer centers. In addition, we market our clinical trial and research services to pharmaceutical and biopharmaceutical companies and clinical research organizations. Additionally, commencing in October 2017, our pathology partnership program, branded as Empower TCTM, provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results and is available to pathology practices and hospital systems throughout the United States. Further, sales to laboratory supply distributors of our proprietary blood collection tubes, or BCTs, commenced during the three months ending June 30, 2018, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world.

Our revenue generating efforts are focused in three areas:

•

medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians who use the biomarker information we provide in order to determine the best treatment plan for their patients;

•	providing laboratory services utilizing both our CTC and ctDNA testing in order to help pharmaceutical and biopharmaceutical companies developing drug candidate therapies to treat cancer; and
•	licensing and/or selling our proprietary testing and/or technologies, including our BCTs, to partners in the United States and abroad.

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

Patents and Technology

We have issued patents with broad claims covering our blood collection tube, antibody cocktail approach, microchannel, CTC detection methodologies, and ctDNA analysis. In addition to issued patents in the U.S., we have patents for our proprietary microchannel in China, Korea, Europe, Hong Kong, and Japan, and for our antibody cocktail in Australia, Europe, and Japan. Our patent estate continues to evolve, and in addition to the broad patent estate around our CTC platform, we also have issued patents in the U.S., Australia, and China for our novel switch blocker technology, solidifying our proprietary enrichment methodology for detecting ctDNA with very high sensitivity. Our CTC platform patents were filed from 2005 through 2012, and we expect to have patent protection into the 2030s. Our CTC patents and applications cover not only cancer as a target, but also prenatal and other rare cells of interest. Recently allowed patents in the U.S. cover the capture of “any target of interest on any solid surface” using our antibody capture approach. The patent for our proprietary specimen collection tubes expire in 2031, and the patents for our ctDNA technology expire in the early 2030’s.

As of March 31, 2018, we owned 26 issued patents and 23 patents pending related to our current technologies. Of these, 8 were issued and 5 were pending patents in the U.S., while 18 were issued and 18 were pending patents in non-U.S. territories. Separately, we also owned 7 issued patents related to our earlier microarray and cell analysis technology.

Results of Operations

Three Months Ended March 31, 2017 and 2018

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three months ended March 31,		Change
	2017	2018	$	%
(dollars in thousands)
Net revenues	$1,683	$807	$(876)	(52%)
Cost of revenues	2,130	2,434	304	14%
Research and development expenses	757	1,071	314	41%
General and administrative expenses	1,907	1,939	32	2%
Sales and marketing expenses	1,278	1,637	359	28%
Loss from operations	(4,389)	(6,274)	(1,885)	43%
Interest expense	(82)	(82)	—	—
Other income	38	—	(38)	(100%)
Loss before income taxes	(4,433)	(6,356)	(1,923)	43%
Income tax expense	—	—	—	—
Net loss	$(4,433)	$(6,356)	$(1,923)	43%

Net Revenues

Net revenues were approximately $807,000 for the three months ended March 31, 2018, compared with approximately $1,683,000 for the same period in 2017, a decrease of $876,000, or 52%, which is primarily due to the conversion from cash-based revenue recognition for our commercial revenues to accrual-based revenue recognition during the three months ended March 31, 2017. As a result of the change to accrual-based revenue recognition, we recognized total nonrecurring net revenue of $874,000 during the three months ended March 31, 2017, which represents the estimated value of net accounts receivable at December 31, 2016 that was recognized as revenue during the three months ended March 31, 2017, and the incremental net revenue recorded as a result of the change was $726,000, which represents the total amount of net revenue recorded in excess of the amount of commercial cash collections during the three months ended March 31, 2017. The amount of incremental net revenue recorded during the three months ended March 31, 2018 was $139,000. Of the $1,683,000 of net revenues recognized during the three months ended March 31, 2017, $786,000 related to revenues recognized on an accrual basis, while $897,000 related to revenues recognized upon the receipt of cash, as compared to the same period in 2018 when $807,000 of revenues were recognized on an accrual basis and no revenues were recognized upon the receipt of cash.

The net estimated revenue per commercial accession delivered during the three months ended March 31, 2018 was approximately $922, based on 875 commercial accessions delivered and approximately $807,000 in corresponding commercial net revenues. The following table sets forth certain information regarding commercial accessions received during the three months ended March 31, 2017 and 2018:

	Three months ended March 31,		Change
	2017	2018	# / $	%
# Commercial accessions received	933	912	(21)	(2%)
$ Value estimated per commercial accession received	$1,029	$1,088	$59	6%

Additionally, there was a $16,000 decrease in development services revenues during the three months ended March 31, 2018 as compared to the same period in 2017, which was primarily related to a decrease in the value per development services accession delivered, which was partially offset by an increase in the number of development services accessions delivered, as follows:

	Three months ended March 31,		Change
	2017	2018	#	%
# Development services accessions delivered	164	169	5	3%
$ Value per development services accession delivered	$371	$264	$(107)	(29%)

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $2,434,000 for the three months ended March 31, 2018, compared with approximately $2,130,000 for the same period in 2017, an increase of $304,000, or 14%. The increase was primarily attributable to an increase of $195,000 in computer equipment, software amortization, depreciation expense, and allocated information technology and facility charges as we implemented our pathology partnership initiative, invested in upgrading our laboratory equipment and information system and maintained our facility. Additionally, there was an increase of $116,000 in materials, shipping and other direct costs, as well as an increase of $77,000 in personnel costs as the average number of full-time laboratory and manufacturing employees increased from 36 full-time employees during the three months ended March 31, 2017 to 41 full-time employees during the same period in 2018, as we created excess laboratory accession throughput capacity of approximately 30% as of March 31, 2018 in advance of an anticipated increase in accession volumes resulting from our planned expanded sales force and pathology partnership initiative. Further, there was an increase of approximately $66,000 in consulting costs primarily associated with the increased use of non-employee pathologists. These increases were partially offset by a decrease of $150,000 resulting from greater laboratory costs charged to research and development expenses associated with increased research and development activities.

Research and Development Expenses. Research and development expenses were approximately $1,071,000 for the three months ended March 31, 2018, compared with approximately $757,000 for the same period in 2017, an increase of $314,000, or 41%. The increase was primarily attributable to an increase of $181,000 in higher personnel costs as the average headcount in our research and development function increased to 14 full-time employees during the three months ended March 31, 2018 from 10 full-time employees during the same period in 2017, as we focus on the development and deployment of next generation sequencing, support and implementation of data-intensive laboratory processes, and new product validations. Additionally, there was an increase of $150,000 in laboratory costs allocated from cost of revenues, which was partially offset by a decrease of $17,000 in materials and other costs associated with increased research and development activities during the three months ended March 31, 2018 as compared to the same period in 2017.

General and Administrative Expenses. General and administrative expenses were approximately $1,939,000 for the three months ended March 31, 2018, compared with approximately $1,907,000 during the same period in 2017, an increase of $32,000, or 2%. The increase was primarily due to an increase of $191,000 in non-stock-based compensation personnel costs and travel expenses as the average headcount included in the general and administrative function rose from 11 full-time employees during the three months ended March 31, 2017 to 15 full-time employees during the same period in 2018, primarily resulting from bringing our billing function in-house in April 2017. Additionally, there was an increase of $67,000 in directors and officers insurance costs. These increases were partially offset by decreases of $79,000 in allocated facilities costs, $77,000 in stock-based compensation expense, and $70,000 in third-party service provider and other costs primarily associated with bringing our billing function in-house in April 2017.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1,637,000 for the three months ended March 31, 2018 compared with approximately $1,278,000 for the same period in 2017, an increase of $359,000, or 28%. The increase was primarily attributable to an increase of $340,000 in personnel and travel costs as the average headcount included in the sales and marketing function rose from 18 full-time employees during the three months ended March 31, 2017 to 24 full-time employees during the same period in 2018 as we expanded our sales force, as well as increases of $32,000 in computer equipment, allocated information technology costs, shipping and other office expenses and $25,000 in marketing materials, trade show and conference costs associated with our expanded sales force and commercial activities, which were partially offset by a decrease of $38,000 in third-party service provider and consulting fees.

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

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Three months ended March 31,
	2017	2018
(dollars in thousands)
Cash provided by/ (used in):
Operating activities	$(3,739)	$(5,576)
Investing activities	(127)	(54)
Financing activities	13,299	12,756
Net increase in cash	$9,433	$7,126

Cash Used in Operating Activities. Net cash used in operating activities was $5.6 million for the three months ended March 31, 2018, compared to net cash used in operating activities of $3.7 million for the same period in 2017. The net increase of $1.9 million in cash used was primarily related to an increase in cash used to fund our net loss.

Cash Used in Investing Activities. Net cash used in investing activities of approximately $54,000 and $127,000 during the three months ended March 31, 2018 and 2017, respectively, was related to purchases of fixed assets.

Cash Provided by Financing Activities. Net cash provided by financing activities was $12.8 million for the three months ended March 31, 2018, compared to net cash provided by financing activities of $13.3 million for the same period in 2017. Our primary sources of cash from financing activities during the three months ended March 31, 2018 consisted of $13.3 million in net proceeds from our offering of common stock and warrants in January 2018, which was partially offset by $0.5 million of principal payments made on indebtedness. Our primary sources of cash from financing activities during the three months ended March 31, 2017 consisted of $8.6 million in net proceeds from our offering of common stock and warrants in March 2017, as well as proceeds of $5.3 million from the exercise of common stock warrants sold in our offering in October 2016, which were partially offset by $0.6 million of principal payments made on indebtedness.

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

As of March 31, 2018, our cash totaled $9.3 million, and our outstanding net indebtedness totaled $2.7 million. While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We have determined that there is substantial doubt about our ability to continue as a going concern for the one-year period following the date that our unaudited condensed financial statements for the three months ended March 31, 2018 were issued, and we expect that we will need additional financing to execute on our current or future business strategies beyond July 2018.

Subsequent to the closing of a follow-on offering of our common stock and warrants to purchase shares of our common stock on February 13, 2015, cash proceeds of approximately $9.8 million were received from the exercise of warrants sold in that offering, while approximately $2.7 million in gross warrant proceeds remain outstanding and available to be exercised at $4.68 per share until their expiration in February 2020.

In May 2015, the SEC declared effective a shelf registration statement filed by us, which expires on May 21, 2018. The shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as our public float is less than $75 million. Pursuant to an exclusive placement agent agreement dated April 25, 2016 between us and H.C. Wainwright & Co., LLC and a securities purchase agreement dated April 29, 2016 between us and the purchasers signatory thereto, we received approximately $4.3 million of net cash proceeds upon the sale of our common stock and warrants to purchase our common stock. Subsequent to the closing of this offering on May 4, 2016, no warrants sold in this offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.90 per share until their expiration in May 2021. Pursuant to an exclusive placement agent agreement dated March 28, 2017 between us and Roth Capital Partners, LLC as lead placement agent, and WestPark Capital and Chardan Capital as co-placement agents, a securities purchase agreement for an offering of 4,320,000 shares of our common stock was effected under this registration statement at a per share price of $2.15. In a concurrent private placement, we sold unregistered warrants to purchase up to an aggregate of 2,160,000 shares of our common stock that closed concurrently with the offering of common stock sold pursuant to this shelf registration statement, of which none have been subsequently exercised. All warrants sold in this offering have a per share exercise price of $2.50 and expire on October 1, 2022. The closing of the sale of these securities to the purchasers occurred on March 31, 2017, when we received approximately $8.6 million of net cash proceeds. Pursuant to an exclusive placement agent agreement dated December 5, 2017 between us and Dawson James Securities, Inc. as lead placement agent, and WestPark Capital as co-placement agent, a securities purchase agreement for a registered direct offering of 4,925,000 shares of our common stock was effected under this registration statement at a per share price of $0.68. The placement agent was issued a warrant to purchase 246,250 shares of common stock at an exercise price of $0.85 per share, which is first exercisable on June 5, 2018 and expires on December 5, 2022. The closing of the sale of these securities occurred on December 8, 2017, when we received approximately $2.9 million of net cash proceeds. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

On October 19, 2016, we received net cash proceeds of approximately $9.0 million from the closing of a follow-on public offering. Subsequent to the closing of this offering on October 19, 2016, the offering’s underwriters exercised their overallotment option to purchase 627,131 option warrants for total proceeds of $564. Subsequent to the closing of this offering, approximately $7.5 million of additional cash proceeds had been received from the exercise of warrants sold in this offering, with approximately $3.2 million in gross warrant proceeds remaining outstanding and available to be exercised at $1.10 per share until their expiration in October 2021.

Pursuant to a common stock and warrant purchase agreement dated August 9, 2017 between us and Ally Bridge LB Healthcare Master Fund Limited, we received net cash proceeds of approximately $2.0 million from the sale of our common stock and warrants. Subsequent to the closing of this offering, no additional cash proceeds had been received from the exercise of warrants sold in this offering, with approximately $2.2 million in gross warrant proceeds remaining outstanding and available to be exercised at $1.50 per share until their expiration in August 2022.

On January 30, 2018, we received net cash proceeds of approximately $13.3 million from the closing of a follow-on public offering. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering, with approximately $16.4 million in gross warrant proceeds remaining outstanding and available to be exercised at $0.50 per share, subject to down round adjustment, until their expiration in January 2023.

We expect that we will need additional financing to execute on our current or future business strategies. Until we can generate significant cash from operations, including assay revenues, we expect to continue to fund operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time until expiry on May 21, 2018, subject to certain restrictions that apply for so long as our public float is less than $75 million. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

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

Critical Accounting Policies and Significant Judgments and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our financial statements, please see the information listed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2017. Except as provided below, there have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition and Accounts Receivable

Our commercial revenues are generated from diagnostic services provided to patient’s physicians and billed to third-party insurance payers such as managed care organizations, Medicare and Medicaid and patients for any deductibles, coinsurance or copayments that may be due. Through December 31, 2017, we recognized revenue in accordance with the provisions of Accounting Standards Codification, or ASC, 954-605, Health Care Entities—Revenue Recognition, which required that four basic criteria must be met prior to recognition of revenue: (1) persuasive evidence of an arrangement existed; (2) delivery had occurred and title and the risks and rewards of ownership had been transferred to the client or services had been rendered; (3) the price was fixed or determinable; and (4) collectability was reasonably assured. Commencing on March 31, 2017, we recognized commercial revenue related to billings for assays delivered and billed to Medicare and other third-party payers on an accrual basis when amounts that will ultimately be realized can be estimated upon delivery, whereby prior to March 31, 2017, we recognized revenues for our commercial diagnostic services on a cash basis as collected because the amounts ultimately expected to be received could not be estimated upon delivery due to insufficient collection history experience. Commencing on January 1, 2018, we recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, or ASC 606, which requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted the provisions of ASC 606 using the modified retrospective application method applied to all contracts, which did not impact amounts previously reported by us, nor did it require a cumulative effect adjustment upon adoption, as our method of recognizing revenue under ASC 606 was analogous to the method utilized immediately prior to adoption. Accordingly, there is no need for us to disclose the amount by which each financial statement line item was affected as a result of applying the new standard and an explanation of significant changes.

Contracts

For our commercial revenues, while we market directly to physicians, our customer is the patient. Patients do not enter into direct agreements with us that commit either them to pay any portion of the cost of the tests if they have not met their annual deductible limit under their insurance policy, if any, or if their insurance otherwise declines to reimburse us. Accordingly, we establish a contract with a commercial patient in accordance with other customary business practices, as follows:

•	Approval of a contract is established via the order and accession, which are submitted by the patient’s physician.
•

We are obligated to perform our diagnostic services upon receipt of a sample from a physician, and the patient and/or applicable payer are obligated to reimburse us for services rendered based on the patient’s insurance benefits.

•

Payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with CMS and applicable reimbursement contracts established between us and payers, unless the patient is a self-pay patient, whereby we bill the patient directly after the services are provided.

•

Once we deliver a patient’s assay result to the ordering physician, the contract with a patient has commercial substance, as we are legally able to collect payment and bill an insurer and/or patient, regardless of payer contract status or patient insurance benefit status.

•

Consideration associated with commercial revenues is considered variable and constrained until fully adjudicated, with net revenues recorded to the extent that it is probable that a significant reversal will not occur.

Our development services revenues are supported by contractual agreements and generated from assay development services provided to entities, as well as certain other diagnostic services provided to physicians, and revenues are recognized upon delivery of the performance obligations in the contract.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service, or a bundle of goods or services, to the customer. For commercial and development services revenues, our contracts have a single performance obligation, which is satisfied upon rendering of services, which culminates in the delivery of a patient’s assay result(s) to the ordering physician or entity. The duration of time between accession receipt and delivery of a valid assay result to the ordering physician or entity is typically less than two weeks. Accordingly, we elected the practical expedient and therefore, does not disclose the value of unsatisfied performance obligations.

Transaction Price

The transaction price is the amount of consideration that we expect to collect in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties, such as sales taxes. The consideration expected from a contract with a customer may include fixed amounts, variable amounts, or both. Our gross commercial revenues billed, and corresponding gross accounts receivable, are subject to estimated deductions for such allowances and reserves to arrive at reported net revenues, which relate to differences between amounts billed and corresponding amounts estimated to be subsequently collected, and is deemed to be variable although the variability is not explicitly stated in any contract. Rather, the implied variability is due to several factors, such as the payment history or lack thereof for third-party payers, reimbursement rate changes for contracted and non-contracted payers, any patient co-payments, deductibles or compliance incentives, the existence of secondary payers and claim denials. We estimate the amount of variable consideration using the most likely amount approach to estimating variable consideration for third-party payers, including direct patient bills, whereby the estimated reimbursement for services are established by payment histories on CPT codes for each payer, or similar payer types. When no payment history is available, the value of the account is estimated at Medicare rates, with additional other payer-specific reserves taken as appropriate. Collection periods for billings on commercial revenues range from less than 30 days to several months, depending on the contracted or non-contracted nature of the payer, among other variables. The estimates of amounts that will ultimately be realized from commercial diagnostic services for non-contracted payers require significant judgment by management.

We limit the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. We monitor our estimates of transaction price to depict conditions that exist at each reporting date. If we subsequently determine that we will collect more consideration than we originally estimated for a contract with a customer, we will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if we subsequently determine that the amount it expects to collect from a customer is less than it originally estimated, we will generally account for the change as a decrease in the estimate of the transaction price as a decrease to revenue, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized. Revenue recognized from changes in transaction prices was not significant during the three months ended March 31, 2018.

Allocate Transaction Price

For our commercial revenues, the entire transaction price is allocated to the single performance obligation contained in a contract with a customer. For our Company’s development services revenues, the contracted transaction price is allocated to each single performance obligation contained in a contract with a customer as performed.

Point-in-time Recognition

Our single performance obligation is satisfied at a point in time, and that point in time is defined as the date a patient’s successful assay result is delivered to the patient’s ordering physician or entity. We consider this date to be the time at which the patient obtains control of the promised diagnostic assay service.

Contract Balances

The timing of revenue recognition, billings and cash collections results in accounts receivable recorded in our condensed balance sheets. Generally, billing occurs subsequent to delivery of a patient’s test result to the ordering physician or entity, resulting in an account receivable.

Practical Expedients

We do not adjust the transaction price for the effects of a significant financing component, as at contract inception, we expect the collection cycle to be one year or less.

We expense sales commissions when incurred because the amortization period is one year or less, which are recorded within sales and marketing expenses.

We incur certain other costs that are incurred regardless of whether a contract is obtained. Such costs are primarily related to legal services and patient communications. These costs are expensed as incurred and recorded within general and administrative expenses.

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

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained elsewhere in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 28, 2018.

Risks Relating to Our Financial Condition and Capital Requirements

*We are an early stage molecular oncology diagnostics company with a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability.

We have historically incurred substantial net losses, including net losses of $21.6 million for the year ended December 31, 2017 and $6.4 million and three-month period March 31, 2018, and we have never been profitable. At March 31, 2018, our accumulated deficit was $201.6 million. Before 2008, we were pursuing a business plan relating to fetal genetic disorders and other fields, all of which were unrelated to cancer diagnostics. The portion of our accumulated deficit that relates to the period from inception through December 31, 2007 is $66.5 million.

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

On April 30, 2014, we borrowed $5.0 million pursuant to the terms of a credit facility, or the April 2014 Credit Facility, with Oxford Finance LLC, or Oxford. At March 31, 2018, a principal balance of approximately $0.7 million was outstanding and due within one year under the April 2014 Credit Facility. The April 2014 Credit Facility includes events of default, the occurrence and continuation of which provide Oxford, as collateral agent, with the right to exercise remedies against us and the collateral securing the loans under the April 2014 Credit Facility, including foreclosure against our properties securing the April 2014 Credit Facility, including our cash. These events of default include, among other things, our failure to pay any amounts due under the April 2014 Credit Facility, a breach of covenants under the April 2014 Credit Facility, our insolvency, a material adverse change, the occurrence of any default under certain other indebtedness in an amount greater than $250,000, and a final judgment against us in an amount greater than $250,000.

Accordingly, the occurrence of an event of default under our April 2014 Credit Facility, unless cured or waived, may have a material adverse effect on our results of operations.

Risks Relating to Our Business and Strategy

*If we are unable to increase sales of our current products, assays and services or successfully develop and commercialize other products, assays and services, our revenues will be insufficient for us to achieve profitability.

We currently derive substantially all of our revenues from sales of diagnostic assays. We began offering our assays through our Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified, CAP accredited, and state-licensed laboratory in 2014. Additionally, sales to laboratory supply distributors of our proprietary blood collection tubes, or BCTs, commenced during the three months ending June 30, 2018, which allow for the intact transport of liquid biopsy samples for RUO from regions around the world. We are in varying stages of research and development for other products and diagnostic assays that we may offer. If we are unable to increase sales of our existing products and diagnostic assays or successfully develop and commercialize other products and diagnostic assays, we will not produce sufficient revenues to become profitable.

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

We also face competition from companies that offer products or are conducting research to develop products for CTC or ctDNA assays in various cancers. CTC and ctDNA products, assays and services represent a new area of science and we cannot predict what products or assays others will develop that may compete with or provide results similar or superior to the results we are able to achieve with the products or assays we develop. Competitors include but are not limited to companies such as Atossa, Qiagen, Roche, Guardant Health, Cancer Genetics, Agena Bioscience, Alere (Adnagen), Illumina, Grail, Apocell, EPIC Sciences, Clearbridge Biomedics, Biodesix, Thermo Fisher Scientific, Foundation Medicine, Neogenomics, Cynvenio Biosystems, Genomic Health, Fluxion

Biosciences, RareCells, ScreenCell, Menarini Silicon Biosystems, Sysmex, Natera, Inc, and Caris Life Sciences. Some of these groups, in addition to operating research and development laboratories, are establishing CLIA-certified testing laboratories while others are focused on selling equipment and reagents.

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

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. Our research and development expenses were $3.4 million for the year ended December 31, 2017 and $1.1 million for the three month period ended March 31, 2018, and our sales and marketing expenses were $6.3 million and $1.6 million, respectively. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current products, assays and services and our planned future products, assays and services, continue to establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we need to generate significant revenues in order to achieve sustained profitability.

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

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Michael W. Nall, our Chief Executive Officer and President, Lyle J. Arnold, Ph.D., our Senior Vice-President of Research & Development and Chief Scientific Officer, Michael Terry, our Senior Vice President Commercial Operations, and Timothy C. Kennedy, our Chief Financial Officer, Senior Vice President of Operations and Secretary. The collective efforts of each of these persons and others working with them as a team are critical to us as we continue to develop our technologies, products, services, assays and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our executive management team each have employment agreements, however, the existence of an employment agreement does not guarantee retention of members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We do not maintain “key person” life insurance on any of our employees.

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

Approximately 39% of total net revenues during each of the year ended December 31, 2017 and the three-month period March 31, 2018 were associated with Medicare reimbursement. Approximately 19% of total net revenues during the year ended December 31, 2017 and 22% of total net revenues during the three-month period ended March 31, 2018 were associated with Blue Cross Blue Shield reimbursement, and approximately 12% and 22%, respectively, of total net revenues were associated with United Healthcare reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare, Blue Cross Blue Shield, and United Healthcare covered-portions of our current assays and our planned future assays would, without such contracted payer reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our assays. Because our laboratory is in California, the regional MAC for California is the relevant MAC for all our assays. The previous MAC for California, Palmetto, which is contracted with CMS to administer the MolDx program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our assays is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 76% and 69% of all billable cases received during the year ended December 31, 2017 and three-month periods March 31, 2018, respectively, relate to our Target-Selector biomarker assays, we continue to receive orders for traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. The CTC enumeration counts disease burden and is a prognostic assay, and although valuable, it does not meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector assays.

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

Sales of substantial amounts of our common stock or other securities, or the perception that these sales may occur, could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, in May 2015, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time until expiry on May 21, 2018 for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as our public float is less than $75 million. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings. Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under this shelf registration statement may cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this shelf registration statement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.

We had outstanding 68,213,349 shares of common stock as of May 11, 2018, of which no more than 666,515 are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of May 11, 2018, we had outstanding options to purchase 1,784,601 shares of our common stock, 10,920 shares of common stock were issuable upon the settlement of outstanding restricted stock units, or RSUs, and 41,503,131 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options or upon the settlement of outstanding RSUs generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

BIOCEPT, INC. (Registrant)

Date: May 15, 2018	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Timothy C. Kennedy
Timothy C. Kennedy
Chief Financial Officer, Senior Vice President of Operations
(Principal Financial and Accounting Officer)