Form 10-Q
period 2018-06-30
BIOCEPT INC
filed 2018-08-14
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, there were 2,273,778 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2018

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	June 30,
	2017	2018
		(unaudited)
Current assets:
Cash	$2,146,611	$2,569,111
Accounts receivable, net	1,193,426	1,437,665
Inventories, net	498,702	537,037
Prepaid expenses and other current assets	416,600	854,921
Total current assets	4,255,339	5,398,734
Fixed assets, net	3,123,567	2,892,576
Total assets	$7,378,906	$8,291,310
Current liabilities:
Accounts payable	$1,269,953	$1,655,832
Accrued liabilities	1,425,761	1,518,237
Supplier financings	61,226	329,684
Interest payable	326,602	337,427
Current portion of equipment financings	408,992	489,253
Credit facility, net	1,168,811	175,048
Total current liabilities	4,661,345	4,505,481
Non-current portion of equipment financings	1,150,063	1,062,410
Non-current portion of deferred rent	271,464	195,851
Total liabilities	6,082,872	5,763,742
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 authorized; no shares issued and outstanding at December 31, 2017 and June 30, 2018.	—	—
Common stock, $0.0001 par value, 150,000,000 authorized; 1,181,179 issued and outstanding at December 31, 2017; 2,282,166 issued and outstanding at June 30, 2018.	3,518	6,823
Additional paid-in capital	196,542,123	210,280,596
Accumulated deficit	(195,249,607)	(207,759,851)
Total shareholders’ equity	1,296,034	2,527,568
Total liabilities and shareholders’ equity	$7,378,906	$8,291,310

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2018	2017	2018
Net revenues	$1,278,961	$822,238	$2,962,026	$1,629,181
Costs and expenses:
Cost of revenues	2,368,705	2,699,671	4,498,159	5,134,557
Research and development expenses	841,991	1,019,285	1,599,249	2,089,866
General and administrative expenses	1,798,026	1,708,970	3,704,661	3,647,634
Sales and marketing expenses	1,746,867	1,433,174	3,025,178	3,069,716
Total costs and expenses	6,755,589	6,861,100	12,827,247	13,941,773
Loss from operations	(5,476,628)	(6,038,862)	(9,865,221)	(12,312,592)
Other income/ (expense):
Interest expense	(214,377)	(84,239)	(296,903)	(166,913)
Other income	—	(30,000)	38,412	(30,000)
Total other income/ (expense):	(214,377)	(114,239)	(258,491)	(196,913)
Loss before income taxes	(5,691,005)	(6,153,101)	(10,123,712)	(12,509,505)
Income tax expense	(2,146)	—	(2,146)	(739)
Net loss and comprehensive loss	$(5,693,151)	$(6,153,101)	$(10,125,858)	$(12,510,244)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	901,001	2,280,115	804,714	2,096,717
Diluted	901,001	2,280,115	804,714	2,096,717
Net loss per common share:
Basic	$(6.32)	$(2.70)	$(12.58)	$(5.97)
Diluted	$(6.32)	$(2.70)	$(12.58)	$(5.97)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2017	2018
Cash Flows from Operating Activities
Net loss	$(10,125,858)	$(12,510,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	226,015	357,173
Inventory reserve	(28,997)	(68,782)
Stock-based compensation	756,461	398,957
Non-cash interest expense related to credit facility and other financing activities	6,886	31,454
Increase/(decrease) in cash resulting from changes in:
Accounts receivable, net	(865,777)	(244,239)
Inventory	(53,168)	30,447
Prepaid expenses and other current assets	219,444	59,545
Accounts payable	665,882	435,667
Accrued liabilities	204,760	71,749
Accrued Interest	81,960	10,825
Deferred rent	(34,762)	(54,886)
Net cash used in operating activities	(8,947,154)	(11,482,334)
Cash Flows from Investing Activities:
Purchases of fixed assets	(527,431)	(72,356)
Net cash used in investing activities	(527,431)	(72,356)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	8,559,958	13,342,821
Proceeds from exercise of common stock warrants	7,493,035	—
Payments on equipment financings	(45,012)	(111,006)
Payments on supplier and other third-party financings	(194,400)	(229,408)
Payments on credit facility	(948,173)	(1,025,217)
Net cash provided by financing activities	14,865,408	11,977,190
Net increase in Cash	5,390,823	422,500
Cash at Beginning of Period	4,609,332	2,146,611
Cash at End of Period	$10,000,155	$2,569,111
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$225,207	$134,604
Income taxes	$2,146	$739

Non-cash Investing and Financing Activities:

During the six months ended June 30, 2017 and 2018, Biocept, Inc., or the Company, financed insurance premiums of approximately $360,000 and $488,000, respectively, through third-party financings. During the six months ended June 30, 2018, the Company cancelled insurance premiums previously financed through third-parties with an aggregate remaining principal balance outstanding of approximately $31,000.

Fixed assets purchased totaling approximately $166,000 and $104,000 during the six months ended June 30, 2017 and 2018, respectively, were recorded as equipment financing obligations and were excluded from cash purchases in the Company’s statements of cash flows (see Note 7).

The amount of unpaid fixed assets excluded from cash purchases in the Company’s statements of cash flows increased from approximately $58,000 at December 31, 2016 to approximately $209,000 at June 30, 2017 and increased from approximately $31,000 at December 31, 2017 to approximately $35,000 at June 30, 2018.

An offering of the Company’s common stock and warrants to purchase its common stock occurred on March 31, 2017. In the offering, warrants were issued to purchase up to an aggregate of 72,000 shares of common stock at an exercise price of $75.00 per share with a term of five years and an estimated aggregate grant date fair value of approximately $2.8 million. Additionally, approximately $728,000 of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance.

An offering of 1,095,153 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,095,153 shares of its common stock at a combined offering price of $13.50 per unit occurred on January 30, 2018. All warrants sold in this offering have an exercise price of $4.53 per share, subject to down round adjustment, are exercisable immediately and expire five years from the date of issuance. The estimated aggregate grant date fair value of these warrants was approximately $9.7 million as of the closing of the Company’s January 30, 2018 offering (see Note 4). Additionally, approximately $1.4 million of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOCEPT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The Company, Business Activities and Basis of Presentation

The Company and Business Activities

The Company was founded in California in May 1997 and effected a reincorporation to Delaware in July 2013. The Company is an early stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or liquid biopsy. The Company’s current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy at diagnosis, progression or for monitoring in order to identify specific resistance mechanisms. Sometimes traditional procedures, such as surgical tissue biopsies, result in tumor tissue that is insufficient and/or unable to provide the molecular subtype information necessary for clinical decisions. The Company’s assays, performed on blood, have the potential to provide more contemporaneous information on the characteristics of a patient’s disease when compared with tissue biopsy and radiographic imaging. Additionally, commencing in October 2017, the Company’s pathology partnership program, branded as Empower TCTM, provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results and is available to pathology practices and hospital systems throughout the United States. Further, sales to laboratory supply distributors of the Company’s proprietary blood collection tubes commenced during the three months ending June 30, 2018, which allow for the intact transport of liquid biopsy samples for research use only from regions around the world.

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

On July 6, 2018, the Company’s stockholders approved, and the Company filed, an amendment to the Company’s Certificate of Amendment of Certificate of Incorporation to effect a one-for-thirty reverse stock split of the Company’s outstanding common stock. As such, all references to share and per share amounts in these unaudited condensed financial statements and accompanying notes have been retroactively restated to reflect the one-for-thirty reverse stock split, except for the authorized number of shares of the Company’s common stock of 150,000,000 shares, which was not affected by the one-for-thirty reverse stock split.

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

Transaction Price

The transaction price is the amount of consideration that the Company expects to collect in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties, such as sales taxes. The consideration expected from a contract with a customer may include fixed amounts, variable amounts, or both. The Company’s gross commercial revenues billed, and corresponding gross accounts receivable, are subject to estimated deductions for such allowances and reserves to arrive at reported net revenues, which relate to differences between amounts billed and corresponding amounts estimated to be subsequently collected and is deemed to be variable although the variability is not explicitly stated in any contract. Rather, the implied variability is due to several factors, such as the payment history or lack thereof for third-party payers, reimbursement rate changes for contracted and non-contracted payers, any patient co-payments, deductibles or compliance incentives, the existence of secondary payers and claim denials. The Company estimates the amount of variable consideration using the most likely amount approach to estimating variable consideration for third-party payers, including direct patient bills, whereby the estimated reimbursement for services are established by payment histories on CPT codes for each payer, or similar payer types. When no payment history is available, the value of the account is estimated at Medicare rates, with additional other payer-specific reserves taken as appropriate. Collection periods for billings on commercial revenues range from less than 30 days to several months, depending on the contracted or non-contracted nature of the payer, among other variables. The estimates of amounts that will ultimately be realized from commercial diagnostic services for non-contracted payers require significant judgment by management.

The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more consideration than it originally estimated for a contract with a customer, it will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if the Company subsequently determines that the amount it expects to collect from a customer is less than it originally estimated, it will generally account for the change as a decrease in the estimate of the transaction price as a decrease to revenue, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized. Revenue recognized from changes in transaction prices was not significant during the three and six-months ended June 30, 2018.

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

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the three and six-months ended June 30, 2017 and 2018, disaggregated by source and nature, are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2018	2017	2018
Net revenues from contracted payers*	$571,507	$356,000	$1,233,151	$694,760
Net revenues from non-contracted payers	623,901	414,742	1,584,533	838,291
Development services revenues	83,553	51,496	144,342	96,130
Total net revenues	$1,278,961	$822,238	$2,962,026	$1,629,181

*Includes Medicare and Medicare Advantage, as reimbursement amounts are fixed and miscellaneous income from CEE-Sure blood collection tubes.

	For the three months ended June 30,		For the six months ended June 30,
	2017	2018	2017	2018
Net commercial revenues recognized upon delivery	$1,035,951	$770,742	$1,761,641	$1,533,051
Development services revenues recognized upon delivery	83,553	51,496	144,342	96,130
Commercial revenues recognized upon cash collection	159,457	—	1,056,043	—
Total net revenues	$1,278,961	$822,238	$2,962,026	$1,629,181

The amount of nonrecurring net revenue recorded during the three and six-months ended June 30, 2017, had the Company commenced recognizing revenue for commercial diagnostic services upon delivery on or prior to December 31, 2016 instead of on March 31, 2017, was $134,915 and $1,012,242, respectively, and the corresponding decrease in net loss per common share was $0.15 and $1.25, respectively. The incremental net revenue and decrease in loss from operations as a result of recognizing revenue on an accrual basis commencing on March 31, 2017, or the total amount of net revenue recorded in excess of the amount of commercial cash collections, was $191,193 and $916,883 during the three and six-months ended June 30, 2017, respectively, and the corresponding decrease in net loss per common share was $0.21 and $1.14, respectively.  For the six months ended June 30, 2018 all revenues were recognized on an accrual basis.

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

The Company's third-party payers that represent more than 10% of total net revenues in any period presented, as well as their related net revenue amount as a percentage of total net revenues, during the three and six-months ended June 30, 2017 and 2018 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2018	2017	2018
Medicare and Medicare Advantage	45%	38%	39%	39%
Blue Cross Blue Shield	15%	12%	18%	17%
United Healthcare	9%	15%	11%	19%

The Company's third-party payers that represent more than 10% of total net accounts receivable, and their related net accounts receivable balance as a percentage of total net accounts receivable, at December 31, 2017 and June 30, 2018 were as follows:

	December 31, 2017	June 30, 2018
Blue Cross Blue Shield	27%	21%
Medicare and Medicare Advantage	21%	23%
United Healthcare	15%	17%

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

In February 2018, the FASB issued authoritative guidance concerning certain fair value option liabilities, equity securities without a readily determinable fair value, and certain equity investments. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. Public entities with fiscal years beginning between December 15, 2017 and June 15, 2018 are not required to adopt these amendments until the interim period beginning after June 15, 2018. The Company adopted this guidance for the interim period beginning on July 1, 2018, which did not have a material impact on its financial statements or disclosures because the Company did not hold any fair value option liabilities, equity securities without a readily determinable fair value, or equity investments.

2. Liquidity and Going Concern Uncertainty

As of June 30, 2018, cash totaled $2.6 million and the Company had an accumulated deficit of $207.8 million whereas as of June 30, 2017, cash totaled $10.0 million and the Company had an accumulated deficit of $183.8 million. For the six months ended June 30, 2017 and 2018, the Company incurred net losses of $10.1 million and $12.5 million, respectively. At June 30, 2018, the Company had aggregate net interest-bearing indebtedness of $2.4 million, of which $1.3 million was due within one year whereas at June 30, 2017, the Company had aggregate net interest-bearing indebtedness of $3.8 million, of which $2.6 million was due within one year in the absence of subjective acceleration of amounts due under a credit facility entered into in April 2014 with Oxford Finance LLC, or the April 2014 Credit Facility.  Additionally, in February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly amounts of $62,500 through May 2020, under which $466,000 remained outstanding at June 30, 2018 (see Note 11). These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued. The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. The accompanying financial statements and notes do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On August 13, 2018, the Company completed its previously announced rights offering pursuant to its effective registration statement on Form S-1, as amended (Registration Statement No. 333-225147), previously filed with and declared effective by the Securities and Exchange Commission (the SEC), and a prospectus filed with the SEC (the Rights Offering). Pursuant to the Rights Offering, the Company sold an aggregate of 11,587 units consisting of an aggregate of 11,587 shares of Series A Convertible Preferred Stock and 2,549,140 warrants, with each warrant exercisable for one share of our common stock at an exercise price of $4.53 per share, resulting in net proceeds to the Company of approximately $10.4 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

In May 2018, the SEC declared effective a shelf registration statement filed by the Company, which expires in May 2021. The shelf registration statement allows the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as its public float is less than $75 million.  The Company has not effected any offerings under this shelf registration statement through the date that these unaudited condensed financial statements were available to be issued.

On January 30, 2018, the Company received net cash proceeds of approximately $13.3 million from the closing of a follow-on public offering of 1,095,153 shares of its common stock and warrants to purchase up to an aggregate of 1,095,153 shares of its common stock at a combined offering price of $13.50 per unit. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering, with approximately $16.4 million in gross warrant proceeds remaining outstanding and available to be exercised at $4.53 per share, which is subject to down round adjustment, until their expiration in January 2023.

Pursuant to a common stock and warrant purchase agreement dated August 9, 2017 between the Company and Ally Bridge LB Healthcare Master Fund Limited, or Ally Bridge, the Company received net cash proceeds of approximately $2.0 million from the sale of its common stock and warrants. Subsequent to the closing of this offering, no additional cash proceeds had been received from the exercise of warrants sold in this offering, with approximately $2.2 million in gross warrant proceeds remaining outstanding and available to be exercised at $45.00 per share until their expiration in August 2022.

On October 19, 2016, the Company received net cash proceeds of approximately $9.0 million from of the closing of a follow-on public offering. Subsequent to the closing of this offering on October 19, 2016, the offering’s underwriters exercised their overallotment option to purchase 20,904 option warrants for total proceeds of $564. Subsequent to the closing of this offering, approximately $7.5 million of additional cash proceeds had been received from the exercise of warrants sold in this offering, with approximately $3.2 million in gross warrant proceeds remaining outstanding and available to be exercised at $33.00 per share until their expiration in October 2021.

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

3. Sales of Equity Securities

In May 2015, the SEC declared effective a shelf registration statement filed by the Company, which expired on May 21, 2018. The shelf registration statement allowed the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as the Company’s public float was less than $75 million. Pursuant to an exclusive placement agent agreement dated March 28, 2017 between the Company and Roth Capital Partners, LLC as lead placement agent, and WestPark Capital and Chardan Capital as co-placement agents, a securities purchase agreement for an offering of 144,000 shares of the Company’s common stock was effected under this registration statement at a per share price of $64.50, which closed on March 31, 2017. In a concurrent private placement, the Company sold unregistered warrants to purchase up to an aggregate of 72,000 shares of the Company’s common stock that closed concurrently with the March 2017 offering of common stock sold pursuant the shelf registration statement, of which none have been subsequently exercised. The warrants sold in this offering have a per share exercise price of $75.00, expire on October 1, 2022, and had an aggregate estimated fair value of approximately $2.8 million. At the closing of these sales on March 31, 2017, the Company received approximately $8.6 million of net cash proceeds after deducting $0.7 million of costs directly associated with the offering that were recorded as an offset to additional paid-in capital under applicable accounting guidance. Pursuant to an exclusive placement agent agreement dated December 5, 2017 between the Company and Dawson James Securities, Inc. as lead placement agent, and WestPark Capital as co-placement agent, a securities purchase agreement for a registered direct offering of 164,166 shares of the Company’s common stock was effected under this registration statement at a per share price of $20.40. The placement agent was issued a warrant to purchase 8,208 shares of common stock at an exercise price of $25.50 per share with an estimated grant date fair value of approximately $0.1 million, which expires on December 5, 2022. The closing of the sale of these securities occurred on December 8, 2017, when the Company received approximately $2.9 million of net cash proceeds after deducting $0.4 million of costs directly associated with the offering that were recorded as an offset to additional paid-in capital under applicable accounting guidance.

Pursuant to an exclusive placement agent agreement dated March 28, 2017 between the Company and Roth Capital Partners, LLC as lead placement agent, and WestPark Capital and Chardan Capital as co-placement agents, a securities purchase agreement for a second offering of 144,000 shares of the Company’s common stock was effected under this registration statement at per share price of $64.50, which closed on March 31, 2017. In a concurrent private placement, the Company sold unregistered warrants to purchase up to an aggregate of 72,000 shares of the Company’s common stock that closed concurrently with the March 2017 offering of common stock sold pursuant the shelf registration statement. All warrants sold in this offering have a per share exercise price of $75.00, are exercisable beginning on the six-month anniversary of the date of issuance and expire five years from the date first exercisable. The estimated grant date fair value of these warrants of approximately $2.8 million was recorded as an offset to additional paid-in capital upon the closing of this offering (see Note 4). At the closing of these sales on March 31, 2017, the Company received, after deducting $0.7 million of costs directly associated with the offering that were recorded as an offset to additional paid-in capital under applicable accounting guidance, approximately $8.6 million of net cash proceeds.  The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings.

Pursuant to a common stock and warrant purchase agreement dated August 9, 2017 between the Company and Ally Bridge, an offering of 48,888 shares of the Company’s common stock and a warrant to purchase up to an aggregate of 47,821 shares of common stock was effected at a combined offering price of $45.00 per unit for total gross proceeds to the Company of $2.2 million. The warrant sold in this offering has an exercise price of $45.00 per share, an estimated grant date fair value of approximately $1.5 million, and expires five years from the date of issuance. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of the warrant sold in this offering. As such, the total increase in capital from the sale of the common stock and warrant has been approximately $2.0 million after deducting $0.2 million of associated costs incurred, which were offset against these proceeds under applicable accounting guidance.

On January 30, 2018, the Company received net cash proceeds of approximately $13.3 million from the closing of a follow-on public offering of 1,095,153 shares of its common stock and warrants to purchase up to an aggregate of 1,095,153 shares of its common stock at a combined offering price of $13.50 per unit, with $1.4 million of costs directly associated with the offering recorded as an offset to additional paid-in capital under applicable accounting guidance. The warrants sold in this offering have an exercise price of $4.53 per share, which is subject to down round adjustment, an aggregate estimated grant date fair value of $9.7 million (see Note 4) and expire five years from the date of issuance. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering.

4. Fair Value Measurement

The estimated nonrecurring fair value measurements associated with fixed asset purchases recorded as equipment financing obligations totaling approximately $104,000 during the six months ended June 30, 2018 were based on information provided by vendors, which involved the use of significant unobservable Level 3 inputs.

The estimated fair value of the credit facility entered into with Oxford Finance LLC in April 2014, or the April 2014 Credit Facility, at June 30, 2018 approximated its carrying value, which was determined using a discounted cash flow analysis. The analysis considered interest rates of instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs.

Other Fair Value Measurements

As of the closing of the Company’s January 30, 2018 offering, the grant date fair value of the warrants issued to purchase up to 1,095,153 shares of common stock were estimated to be approximately $8.82 per share, or a total of approximately $9.7 million. The warrants sold in this offering have an exercise price of $4.53 per share, which is subject to down round adjustment, and expire five years from the date of issuance. The fair value of the warrants was estimated using a Monte Carlo simulation valuation model using Geometric Brownian Motion, incorporating anticipated future financing events, with the following assumptions:

Beginning stock price	$10.17
Exercise price	$4.53
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.48%
Expected life (in years)	5.00
Expected volatility	99.0%

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	June 30,
	2017	2018
Fixed Assets
Machinery and equipment	$2,841,388	$2,802,680
Furniture and office equipment	147,976	157,391
Computer equipment and software	1,637,034	1,430,669
Leasehold improvements	553,529	570,174
Financed equipment	2,294,762	2,355,647
Construction in process	2,975	74,745
Total fixed assets, gross	7,477,664	7,391,306
Less accumulated depreciation and amortization	(4,354,097)	(4,498,730)
Total fixed assets, net	$3,123,567	$2,892,576
Accrued Liabilities
Accrued payroll	224,813	198,150
Accrued vacation	474,953	477,507
Accrued bonuses	375,000	508,325
Accrued sales commissions	104,509	95,621
Current portion of deferred rent	116,681	137,408
Accrued other	129,805	101,226
Total accrued liabilities	$1,425,761	$1,518,237

Non-financed equipment fixed assets with aggregate gross book values and corresponding accumulated depreciation amounts of approximately $209,000 were disposed of during the six months ended June 30, 2018.  Depreciation expense for the six-month period ended June 30, 2017 was $226,015 and for the six-month period ended June 30, 2018 was $357,173.  Depreciation expense for the three-month period ended June 30, 2017 was $109,859 and for the three-month period ended June 30, 2018 was $177,401.

6. April 2014 Credit Facility

On April 30, 2014, the Company received net cash proceeds of approximately $4,898,000 pursuant to the execution of the April 2014 Credit Facility. Upon entering into the April 2014 Credit Facility, the Company was required to pay the lender a facility fee of $50,000 in conjunction with the funding of the term loan. The April 2014 Credit Facility was secured by substantially all of the Company’s personal property other than its intellectual property. The term loan under the April 2014 Credit Facility bore interest at an annual rate of 7.95%. The Company was required to make interest-only payments on the term loan through August 1, 2015. The outstanding term loan under the April 2014 Credit Facility began amortizing at the end of the applicable interest-only period, with monthly payments of principal and interest being made by the Company to the lender in consecutive monthly installments following such interest-only period. The term loan under the April 2014 Credit Facility matured on July 1, 2018. Under the original terms of the underlying agreement, the Company was also required to make a final payment to the lender equal to 5.5% of the original principal amount of the term loan funded.

A warrant to purchase up to 588 shares of the Company’s common stock at an exercise price of $424.80 per share with a term of 10 years was issued to Oxford Finance LLC on April 30, 2014. Issuance costs of approximately $102,000 associated with the term loan under the April 2014 Credit Facility were recorded as a discount to outstanding debt as of the closing date, resulting in net proceeds of approximately $4,898,000. The estimated fair value of the warrant issued of approximately $233,000 was also recorded as a discount to outstanding debt as of the closing date. The discounts and other issuance costs were amortized to interest expense utilizing the effective interest method over the underlying term of the loan, with a total unamortized discount of approximately $33,000 at December 31, 2017. The effective annual interest rate associated with the April 2014 Credit Facility was 13.87% at both December 31, 2017 and June 30, 2018.  A principal payment of approximately $175,000 remained outstanding at June 30, 2018 and was paid on July 1, 2018.

7. Equipment Financings

The Company leases certain laboratory equipment under arrangements accounted for as capital leases and classified as equipment financings. The financed equipment is depreciated on a straight-line basis over periods ranging from approximately 3 to 7 years. The total gross value of fixed assets capitalized under such financing arrangements was approximately $2,295,000 and $2,356,000 at December 31, 2017 and June 30, 2018, respectively. Total accumulated depreciation related to financed equipment was approximately $759,000 and $915,000 at December 31, 2017 and June 30, 2018, respectively. Total depreciation expense related to financed equipment during the three months ended June 30, 2017 and 2018 was approximately $52,000 and $89,000, respectively, and was approximately $108,000 and $156,000 during the six months ended June 30, 2017 and 2018, respectively.

The following schedule sets forth the remaining future minimum lease payments outstanding under financed equipment arrangements, as well as corresponding remaining sales tax and maintenance obligation payments that are expensed as incurred and due within each respective year ending December 31, as well as the present value of the total amount of the remaining minimum lease payments, as of June 30, 2018:

		Maintenance
	Minimum	and Sales Tax
	Lease	Obligation
	Payments	Payments
2018	$279,700	$35,201
2019	519,507	81,319
2020	428,178	64,965
2021	303,228	53,252
2022	261,743	54,724
Thereafter	262,950	40,641
Total payments	2,055,306	330,102
Less amount representing interest	(503,643)	—
Present value of payments	$1,551,663	$330,102

The aggregate weighted average effective annual interest rate associated with equipment financings was 13.51% and 12.53% at December 31, 2017 and June 30, 2018, respectively, and the maturity dates on such outstanding arrangements range from February 2019 to September 2024. During the three months ended June 30, 2017 and 2018, total interest expense related to equipment financings of approximately $38,000 and $52,000, respectively, was recorded to the Company’s unaudited condensed statements of operations and comprehensive loss, and approximately $77,000 and $98,000 was recorded during the six months ended June 30, 2017 and 2018, respectively. At June 30, 2018, the present value of minimum lease payments due within one year was approximately $489,000.

8. Stock-Based Compensation

Equity Incentive Plans

The Company maintains two equity incentive plans: The Amended and Restated 2013 Equity Incentive Plan, or the 2013 Plan, and the 2007 Equity Incentive Plan, or the 2007 Plan. The 2013 Plan includes a provision that shares available for grant under the Company’s 2007 Plan become available for issuance under the 2013 Plan and are no longer available for issuance under the 2007 Plan. At the Company’s annual meeting of stockholders held on June 28, 2018, the Company’s stockholders approved amendments to the 2013 Plan, which included an increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 146,666 shares. As of June 30, 2018, 11,111 shares of the Company’s common stock were authorized exclusively for the issuance of stock awards to employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules. As of June 30, 2018, under all plans, a total of 264,098 non-inducement shares were authorized for issuance, 69,449 shares had been issued with 57,863 non-inducement stock options and restricted stock units, or RSUs, underlying outstanding awards, and 194,649 non-inducement shares were available for grant. As of June 30, 2018, 5,268 inducement shares had been issued under the 2013 Plan, with 4,434 inducement stock options and RSUs underlying outstanding awards and 5,844 inducement shares available for grant.

Stock Options

A summary of stock option activity for the six months ended June 30, 2018 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2017	81,482	$113.68	8.80
Granted	3,678	$5.97	9.98
Exercised	—	—
Cancelled/forfeited/expired	(22,896)	$47.87	8.68
Outstanding at June 30, 2018	62,264	$132.60	8.14
Vested and unvested expected to vest at June 30, 2018	61,111	$134.28	8.13

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest at December 31, 2017 and June 30, 2018 were each approximately zero.

The assumptions used in the Black-Scholes pricing model for stock options granted during the three and six months ended June 30, 2018 were as follows:

Stock and exercise prices	$5.70 - $6.00
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.73% – 2.84%
Expected life (in years)	5.0 – 5.95
Expected volatility	100% - 110%

On May 2, 2017, the Company’s Board of Directors approved the issuance of an aggregate of 18,333 performance stock options to be granted on May 31, 2017 to certain of the Company’s employees and all of its executive officers pursuant to the 2013 Plan, of which 6,666 performance stock options were granted to the Company’s CEO, 3,333 performance stock options were granted to its CFO, and 2,500 performance stock options were granted to each of its Chief Scientific Officer and Senior Medical Director. Each performance stock option granted on May 31, 2017 had an exercise price of $45.00 per share and an estimated grant date fair value of $29.70 per share. On July 6, 2017, the Company’s Compensation Committee of the Board of Directors approved the issuance of an aggregate of

2,500 performance stock options to be granted on July 31, 2017 to certain of the Company’s employees pursuant to the 2013 Plan, of which 83 performance stock options were forfeited by December 31, 2017. Each performance stock option granted on July 31, 2017 had an exercise price of $41.70 per share and an estimated grant date fair value of $24.90 per share. The vesting of each of the performance stock options granted during the year ended December 31, 2017 was to be determined by the Company’s Board of Directors or Compensation Committee of the Board of Directors upon the Company’s achievement of specified corporate goals for 2017. During the six months ended June 30, 2018, none of the performance option awards granted during the year ended December 31, 2017 were declared vested by the Company’s Compensation Committee of the Board of Directors, and the 20,750 shares underlying the remaining outstanding performance stock option awards at December 31, 2017 were forfeited.

Restricted Stock

A summary of RSU activity for the six months ended June 30, 2018 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2017	12,026	$56.10
Granted	—	—
Vested and issued	(5,833)	$45.00
Forfeited	(5,833)	$45.00
Outstanding at June 30, 2018	360	$415.80
Vested and unvested expected to vest at June 30, 2018	360	$415.80

At June 30, 2018, the intrinsic values of RSUs outstanding and RSUs unvested and expected to vest were each approximately $2,000. Of the 360 RSUs outstanding at June 30, 2018, all were fully vested.

On May 2, 2017, the Company’s Board of Directors approved the issuance of an aggregate of 5,833 time-based RSUs and 5,833 performance RSUs to be granted on May 31, 2017 to certain of the Company’s employees and all of its executive officers pursuant to the 2013 Plan, of which 1,666 time-based RSUs and 833 performance RSUs were granted to its CEO, and 833 time-based RSUs and 833 performance RSUs were granted to each of its CFO, Chief Scientific Officer, and Senior Medical Director. Each RSU granted on May 31, 2017 had a grant date fair value of $45.00 per share. Vesting of the time-based RSUs granted on May 31, 2017 occurred on the one-year anniversary of the vesting commencement date, or May 2, 2018, while vesting of the performance RSUs was to be determined by the Company’s Board of Directors or its Compensation Committee of the Board of Directors upon the achievement of specified corporate goals for 2017. During the six months ended June 30, 2018, none of the performance RSUs granted on May 31, 2017 were declared vested by the Company’s Compensation Committee of the Board of Directors, and the 1,666 shares underlying these awards were forfeited.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statements of operations and comprehensive loss during the periods presented:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2018	2017	2018
Stock Options
Cost of revenues	$41,615	$9,421	$73,385	$27,000
Research and development expenses	39,172	35,873	68,428	73,020
General and administrative expenses	157,683	81,284	349,736	186,458
Sales and marketing expenses	19,606	24,788	60,146	48,054
Total expenses related to stock options	258,076	151,366	551,695	334,532
RSUs
Cost of revenues	23,133	(1,552)	38,300	(18,802)
Research and development expenses	22,714	3,561	37,072	13,576
General and administrative expenses	56,473	14,243	86,406	54,303
Sales and marketing expenses	22,843	6,076	42,988	15,348
Total stock-based compensation	$383,239	$173,694	$756,461	$398,957

Stock-based compensation expense was recorded net of estimated forfeitures of 0% - 8% per annum during each of the three and six-months ended June 30, 2017 and 2018. As of June 30, 2018, total unrecognized share-based compensation expense related to unvested stock options and RSUs, adjusted for estimated forfeitures, was approximately $984,000 and is expected to be recognized over a weighted-average period of approximately 2.4 years.

9. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity for the six months ended June 30, 2018 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2017	288,196	$78.86	4.0
Issued	1,095,153	$4.53
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2018	1,383,349	$28.30	4.4

Further information about equity-classified common stock warrants outstanding at June 30, 2018 is as follows:

		Weighted
Weighted		Average
Average	Total Shares	Contractual
Exercise Price	Outstanding	Life (in years)
$4.53	1,095,153	4.6
$25.50	8,208	4.4
$33.00	96,999	3.3
$45.00	47,821	4.1
$75.00	71,995	4.3
$117.00	38,772	2.8
$140.40	19,339	1.6
$891.69	5,062	1.2
	1,383,349

All warrants outstanding at June 30, 2018 are exercisable, with an intrinsic value of zero. The exercise price of $4.53 per share associated with the 1,095,153 warrants issued on January 30, 2018 is subject to down round adjustment.

10. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three and six-months ended June 30, 2017 and 2018, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the three and six-months ended
	June 30,
	2017	2018
Preferred warrants outstanding (number of common stock equivalents)	17	17
Common warrants outstanding	232,333	1,383,349
RSUs outstanding	15,020	360
Common options outstanding	79,281	62,264
Total anti-dilutive common share equivalents	326,651	1,445,990

11. Commitments and Contingencies

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any legal proceedings or aware of any threatened legal proceedings that are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

In February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly amounts of $62,500 through May 2020. At June 30, 2018, a balance of approximately $466,000 remained outstanding under this purchase commitment.

During the three months ended June 30, 2017 and 2018, total expense recorded in the Company’s unaudited condensed statements of operations and comprehensive loss for sales tax and maintenance obligations associated with equipment financing arrangements was approximately $21,000 and $27,000, respectively, with approximately $41,000 and $50,000 recorded during the six months ended June 30, 2017 and 2018, respectively. At December 31, 2017 and June 30, 2018, approximately $46,000 and $60,000, respectively, of such sales tax and maintenance obligations incurred but not paid were recorded in accrued other liabilities in the Company’s balance sheet (see Note 5). Future amounts totaling approximately $330,000 for sales tax and maintenance obligations associated with financed equipment were due under equipment financing arrangements at June 30, 2018, which will be expensed as incurred (see Note 7).

12. Related Party Transactions

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received a payment of approximately $15,000 during the year ended December 31, 2017, as well as a payment of approximately $19,000 during the three-months ended June 30, 2018, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement.

Pursuant to a sublease agreement dated March 30, 2015, the Company subleased 9,849 square feet, plus free use of an additional area, of its San Diego facility to an entity affiliated with the Company’s non-executive Chairman for $12,804 per month, with a refundable security deposit of $12,804 received from the subtenant. The initial term of the sublease expired on July 31, 2015 and was subject to renewal on a month-to-month basis thereafter. On February 1, 2017, the Company received notice from the subtenant terminating the sublease effective March 31, 2017. During the year ended December 31, 2017, the total amount of the $12,804 security deposit previously received from the subtenant was applied against approximately $16,000 in additional rents owed as a result of the subtenant continuing to occupy the subleased areas beyond March 31, 2017, and the balance of approximately $3,200 due to the Company was waived. A total of approximately $38,000 and $51,000 in rental income was recorded to other income/(expense) in the Company’s statement of operations and comprehensive loss during the six months ended June 30, 2017 and the year ended December 31, 2017, respectively.

13. Subsequent Events

On July 6, 2018, the Company’s stockholders approved, and the Company filed, an amendment to the Company’s Certificate of Amendment of Certificate of Incorporation to effect a one-for-thirty reverse stock split of the Company’s outstanding common stock. As such, all references to share and per share amounts in these unaudited condensed financial statements and accompanying notes have been retroactively restated to reflect the one-for-thirty reverse stock split, except for the authorized number of shares of the Company’s common stock of 150,000,000 shares, which was not affected by the one-for-thirty reverse stock split.

On August 13, 2018, the Company completed its previously announced rights offering pursuant to its effective registration statement on Form S-1, as amended (Registration Statement No. 333-225147), previously filed with and declared effective by the Securities and Exchange Commission (the SEC), and a prospectus filed with the SEC (the Rights Offering). Pursuant to the Rights Offering, the Company sold an aggregate of 11,587 units consisting of an aggregate of 11,587 shares of Series A Convertible Preferred Stock and 2,549,140 warrants, with each warrant exercisable for one share of our common stock at an exercise price of $4.53 per share, resulting in net proceeds to the Company of approximately $10.4 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

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

Our current assays and our planned future assays focus on key solid tumor indications utilizing our Target-SelectorTM liquid biopsy technology platform for the biomarker analysis of CTCs and ctDNA from a standard blood sample. Our patented Target-Selector CTC offering is based on an internally developed microfluidics-based cell capture and analysis platform, with enabling features that change how information provided by CTC testing is used by clinicians. Our CTC technology could also be validated on cerebral spinal fluid in order to provide information for patients with central nervous system (CNS) tumors both primary and metastatic. Our patented Target-Selector ctDNA technology enables detection of mutations and genome alterations with enhanced sensitivity and specificity, and is applicable to nucleic acid from ctDNA, and could potentially be validated for other sample types such as bone marrow, pleural effusions, ascitic fluid, tissue (surgical resections and/or biopsies) or cerebrospinal fluid. Our Target-Selector CTC and ctDNA platforms provide both biomarker detection as well as monitoring capabilities and require only a patient blood sample. We believe that our Target-Selector platform technology has the potential to be developed and commercialized as in vitro diagnostic (IVD) test kits, and we are currently pursuing this strategy.

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and accredited by the College of American Pathologists, or CAP. We also performed research and development that led to our current assays, and continue to perform research and development for our planned assays, at this same facility. In addition, we manufacture our microfluidic channels, related equipment and certain reagents. The assays we offer and intend to offer are classified as laboratory developed tests, or LDTs, under CLIA regulations. CLIA certification is required before any clinical laboratory, including ours, may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, or treatment of disease or the assessment of health. In addition, we participate in and have received CAP accreditation, which includes rigorous biennial laboratory inspections and adherence to specific quality standards.

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

With our cooperation, researchers at Columbia University published a study in the journal Clinical and Translational Oncology in January 2015. The study demonstrated the high correlation (79%) of circulating tumor cells, primary tumor tissue biopsy and metastatic tumor tissue biopsy for determination of hormone receptor status (ER/PR) in breast cancer patients. The investigators also found that this high correlation was strongest when comparing metastatic tissue biopsy to CTCs (83%). The conclusion of the study was that determining ER/PR status in CTCs using our platform is feasible, with high concordance in ER/PR between tumor tissue (as determined with immunohistochemistry, or IHC) and CTCs (as determined with immunocytochemistry, or ICC). The authors suggest a larger trial to determine the prognostic significance of these findings.

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

In May 2017, we announced jointly with the Addario Lung Cancer Medical Institute, or ALCMI, entry into a clinical collaboration and initiation of the ALCMI-009 liquid biopsy clinical study. This large-scale study was developed and will be conducted by ALCMI with its consortium of leading U.S. and international oncology centers. The prospective, multi-center study will utilize our Target-

Selector testing platform and services to detect and assess cancer biomarkers found in both CTCs and ctDNA from the blood of patients with lung cancer.

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

Two complementary posters on the highly sensitive Target Selector ctDNA assays were presented in 2018. The first poster entitled “Biocept Study Shows Incorporation of Thermo Fisher QuantStudio 5 PCR Instrument into Target Selector Platform Improves Sensitivity and Specificity in Detection of Lung Cancer Biomarkers” was presented in January 2018 at the Fifth AACR-IASLC International Joint Conference: Lung Cancer Translational Science from the Bench to the Clinic. The related poster, entitled “Validation of highly sensitive TargetSelectorTM ctDNA assays for EGFR, BRAF, and KRAS mutations” was presented at the April 2018 American Association for Cancer Research annual meeting. Together, these posters highlight improvements to the Target Selector ctDNA platform, enabling more sensitive mutation detection down to a single copy, thereby increasing the likelihood of identifying actionable molecular drivers towards guiding targeted therapy decisions and better management of a patient’s cancer.

During the first half of 2018, three key case studies were published in peer-reviewed journals. In April, the 2018 Spring issue of Oncology & Hematology Review featured a case report demonstrating the clinical utility of Biocept’s CTC platform whereby identification of an ALK rearrangement enabled sequential targeted therapy and improved quality of life in a patient with non-small cell lung cancer. This case illustrated the use of our technology to monitor therapeutic response and early detection of drug resistance to manage patient disease through the course of treatment with various ALK inhibitors. A Letter to the Editor in the May 2018 issue of Journal of Thoracic Oncology described the identification of a ROS1 rearrangement by Biocept CTC analysis using FISH (fluorescent in situ hybridization). The ROS1 translocation was concordant with tissue biopsy. In contrast, next-generation sequencing analysis of plasma by another vendor failed to detect the genetic alteration in the patient with lung cancer. Also in May 2018, a case report describing the application of our CTC technology in the management of metastatic breast cancer was published in Clinics in Oncology. This work described a patient with recurrent breast cancer where numerous tissue-based evaluations of the individual’s bone-only metastases had repeated challenges or inclusive results. HER2 amplification detected in CTCs from blood provided crucial information towards changing treatment strategies to include anti-HER therapy, consequently extending and improving the patient’s quality of life. Each of the three published cases provide real-life examples in lung and breast cancer towards establishing the importance of liquid biopsy to identify and monitor clinically actionable biomarkers to improve outcomes of patients with cancer.

In July 2018, we announced a collaboration involving two studies with the University of California, San Diego. Each of the two studies will enroll 100 patients with solid tumors, a total of 200 patients. One study will assess the feasibility of using our CTC and ctDNA methodologies to predict post-resection disease recurrence in patients with Stage II or III cancer; the other study will use our technology to predict response to therapy in patients with metastatic disease. Dr. Rebecca Shatsky and Dr. Razelle Kurzrock are the investigators key to both studies.

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

Patents and Technology

We have issued patents with broad claims covering our blood collection tube, antibody cocktail approach, microchannel, CTC detection methodologies, and ctDNA analysis. In addition to issued patents in the U.S., we have patents for our proprietary microchannel in China, Korea, Europe, Hong Kong, Canada and Japan, and for our antibody cocktail in Australia, Europe, and Japan. Our patent estate continues to evolve, and in addition to the broad patent estate around our CTC platform, we also have issued patents in the U.S., Australia, and China for our novel switch blocker technology, solidifying our proprietary enrichment methodology for detecting ctDNA with very high sensitivity. Our CTC platform patents were filed from 2005 through 2012, and we expect to have patent protection into the 2030s. Our CTC patents and applications cover not only cancer as a target, but also prenatal and other rare cells of interest. Recently allowed patents in the U.S. cover the capture of “any target of interest on any solid surface” using our antibody capture approach. The patent for our proprietary specimen collection tubes expire in 2031, and the patents for our ctDNA technology expire in the early 2030’s.

As of June 30, 2018, we owned 27 issued patents and 22 patents pending related to our current technologies. Of these, 8 were issued and 5 were pending patents in the U.S., while 19 were issued and 17 were pending patents in non-U.S. territories. Separately, we also owned 7 issued patents related to our earlier microarray and cell analysis technology.

Results of Operations

Three Months Ended June 30, 2017 and 2018

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three months ended June 30,		Change
	2017	2018	$	%
(dollars in thousands)
Net revenues	$1,279	$822	$(457)	(36%)
Cost of revenues	2,369	2,700	331	14%
Research and development expenses	842	1,019	177	21%
General and administrative expenses	1,798	1,709	(89)	(5%)
Sales and marketing expenses	1,747	1,433	(314)	(18%)
Loss from operations	(5,477)	(6,039)	(562)	10%
Interest expense	(214)	(84)	130	(61%)
Other income	-	(30)	(30)	100%
Loss before income taxes	(5,691)	(6,153)	(462)	8%
Income tax expense	(2)	—	2	(100%)
Net loss	$(5,693)	$(6,153)	$(460)	8%

Net Revenues

Net revenues were approximately $822,000 for the three months ended June 30, 2018, compared with approximately $1,279,000 for the same period in 2017, a decrease of $457,000, or 36%. On March 31, 2017, we converted from cash-based revenue recognition for our commercial revenues to accrual-based revenue recognition. Of the $1,279,000 of net revenues recognized during the three months ended June 30, 2017, $1,120,000 related to revenues recognized on an accrual basis, while $159,000 related to revenues recognized upon the receipt of cash, as compared to the same period in 2018 when $822,000 of revenues were recognized on an accrual basis and no revenues were recognized upon the receipt of cash.

Commercial revenues decreased $425,000 during the three months ended June 30, 2018 as compared to the same period in 2017 due to the $159,000 of non-recurring revenue recognized for the three months ended June 30, 2017 which was not incurred in the same period in 2018.  However, the remaining decrease was related to a decrease in the quantity of commercial accessions delivered. The following table sets forth certain information regarding commercial accessions received during the three months ended June 30, 2017 and 2018:

	Three months ended June 30,		Change
	2017	2018	# / $	%
# Commercial accessions received	1,005	849	(156)	(16%)
$ Value estimated per commercial accession received	$1,196	$1,171	$(25)	(2%)

Additionally, there was a $32,000 decrease in development services revenues during the three months ended June 30, 2018 as compared to the same period in 2017, which was primarily related to a decrease in development services accessions delivered as follows:

	Three months ended June 30,		Change
	2017	2018	# / $	%
# Development services accessions delivered	233	129	(104)	(45%)
$ Value per development services accession delivered	$359	$399	$40	11%

Costs and Expenses

Cost of Revenues.  Cost of revenues was approximately $2,700,000 for the three months ended June 30, 2018, compared with approximately $2,369,000 for the same period in 2017, an increase of $331,000, or 14%. The increase was primarily attributable to an increase of $140,000 in materials, shipping and other direct costs, an increase of $131,000 in computer equipment, software amortization, depreciation expense, and investments in upgrading our laboratory equipment and information system, as well as an increase of $49,000 in personnel related costs, as we created laboratory accession capacity of approximately 34% in advance of anticipated increases in accession volumes in the coming months.

Research and Development Expenses. Research and development expenses were approximately $1,019,000 for the three months ended June 30, 2018, compared with approximately $842,000 for the same period in 2017, an increase of $177,000, or 21%. The increase was primarily attributable to an increase of $130,000 in laboratory costs allocated from cost of revenues associated with increased research and development activities during the three months ended June 30, 2018 as compared to the same period in 2017.  Additionally, personnel costs increased $27,000 and laboratory costs increased $57,000 compared to the same period in 2017, as we focused on the development and deployment of next generation sequencing and new product validations.  These increases were partially offset by a decrease in materials and other costs of $33,000.

General and Administrative Expenses. General and administrative expenses were approximately $1,709,000 for the three months ended June 30, 2018, compared with approximately $1,798,000 during the same period in 2017, a decrease of $89,000, or 5%. The decrease was primarily attributable to a decrease in personnel related expenses of $57,000.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1,433,000 for the three months ended June 30, 2018 compared with approximately $1,747,000 for the same period in 2017, a decrease of $314,000, or 18%. The decrease was primarily attributable to a decrease of $164,000 in personnel related expenses and travel costs, as well as a decrease in consulting services of $133,000.

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

Results of Operations

Six Months Ended June 30, 2017 and 2018

The following table sets forth certain information concerning our results of operations for the periods shown:

	Six months ended June 30,		Change
	2017	2018	$	%
(dollars in thousands)
Net revenues	$2,962	$1,629	$(1,333)	(45%)
Cost of revenues	4,498	5,135	637	14%
Research and development expenses	1,599	2,090	491	31%
General and administrative expenses	3,705	3,648	(57)	(2%)
Sales and marketing expenses	3,025	3,070	45	1%
Loss from operations	(9,865)	(12,314)	(2,449)	25%
Interest expense	(297)	(167)	130	(44%)
Other income	38	(30)	(68)	(179%)
Loss before income taxes	(10,124)	(12,511)	(2,387)	24%
Income tax expense	(2)	(1)	1	(50%)
Net loss	$(10,126)	$(12,512)	$(2,386)	24%

Net Revenues

Net revenues were approximately $1,629,000 for the six months ended June 30, 2018, compared with approximately $2,962,000 for the same period in 2017, a decrease of $1,333,000, or 45%. For the six months ended June 30, 2018 all revenues were recognized on an accrual basis whereas the $2,962,000 of revenues recognized during the six months ended June 30, 2017, $1,906,000 related to revenues recognized on an accrual basis, while $1,056,000 related to revenues recognized upon the receipt of cash. During the three months ended March 31, 2017, we converted from cash-based revenue recognition for our commercial revenues, to accrual-based revenue recognition. As a result of the change to accrual-based revenue recognition, we recognized total non-recurring revenue of $1,012,000 during the six months ended June 30, 2017 for cases delivered on or prior to December 31, 2016, and the incremental revenue as a result of the change to accrual-based revenue recognition for commercial cases was approximately $917,000.

Commercial revenues decreased approximately $1,285,000 primarily due to the $1,012,000 of non-recurring revenue recognized for the six months ended June 30, 2017 which was not incurred in the same period in 2018.  The remaining decrease was due to a decrease in commercial accessions received during the six months ended June 30, 2018 compared to the same period in 2017 as set forth in the following table:

	Six months ended June 30,		Change
	2017	2018	# / $	%
# Commercial accessions received	1,938	1,761	(177)	(9%)
$ Value estimated per commercial accession received	$1,131	$1,125	$(6)	(1%)

Additionally, revenues for development services decreased approximately $48,000 during the six months ended June 30, 2018 as compared to the same period in 2017, due to a decrease in development cases delivered and in the value per development case delivered as follows:

	Six months ended June 30,		Change
	2017	2018	# / $	%
# Development services cases delivered	397	298	(99)	(25%)
$ Value per development services accession delivered	$364	$323	$(41)	(11%)

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $5,135,000 for the six months ended June 30, 2018, compared with approximately $4,498,000 for the same period in 2017, an increase of $637,000, or 14%. The increase was primarily attributable to an increase of $379,000 in facility and office expenses with respect to computer equipment, software amortization, depreciation expense, and allocated information technology and facility charges as we invested in upgrading our laboratory equipment and information system and maintain our facility. Additionally, there was an increase of $216,000 in materials, shipping and other direct costs, as well as an increase of $158,000 in personnel related costs as we created laboratory accession capacity of approximately 32% in advance of anticipated increases in accession volumes in the coming months. Further, there was an increase of approximately $164,000 in consulting costs. These increases were partially offset by a decrease of $280,000 resulting from greater laboratory costs charged to the research and development department associated with increased research and development activities.

Research and Development Expenses. Research and development expenses were approximately $2,090,000 for the six months ended June 30, 2018, compared with approximately $1,599,000 for the same period in 2017, an increase of $491,000, or 31%. The increase was primarily attributable to an increase of $195,000 in higher personnel related costs as we focused on the development and deployment of next generation sequencing, support and implementation of data-intensive laboratory processes, and new product validations. Additionally, facility and office expenses increased $57,000 and there was an increase of $280,000 in laboratory costs allocated from cost of revenues associated with increased research and development activities during the six months ended June 30, 2018 as compared to the same period in 2017.  These increases were partially offset by a decrease of $48,000 in materials and other costs.

General and Administrative Expenses. General and administrative expenses were approximately $3,648,000 for the six months ended June 30, 2018, compared with approximately $3,705,000 during the same period in 2017, a decrease of $57,000, or 2%. The decrease was primarily due to increasing facility allocations of $345,000 to other departments, due to the sublease for a portion of our facility ending, and a decrease of $195,000 in stock-based compensation expense.  These decreases were offset by an increase of $117,000 in office expenses, $120,000 in audit and legal fees, $53,000 in consulting services and $128,000 in non-stock-based compensation personnel related costs.  Additionally, there was an increase of $65,000 in directors’ and officers’ insurance costs.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $3,070,000 for the six months ended June 30, 2018 compared with approximately $3,025,000 for the same period in 2017, an increase of $45,000 or 1%. The increase was primarily attributable to an increase of $187,000 in personnel related and travel costs, as well as increases of $56,000 in allocated facilities and information technology costs.  These increases were partially offset by a decrease of $162,000 in outside consulting services and other costs of $36,000.

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

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Six months ended June 30,
	2017	2018
(dollars in thousands)
Cash provided by/ (used in):
Operating activities	$(8,947)	$(11,482)
Investing activities	(527)	(72)
Financing activities	14,865	11,977
Net increase in cash	$5,391	$423

Cash Used in Operating Activities. Net cash used in operating activities was $11.5 million for the six months ended June 30, 2018, compared to net cash used in operating activities of $8.9 million for the same period in 2017. The net increase of $2.5 million in cash used was primarily related to an increase in cash used to fund our net loss.

Cash Used in Investing Activities. Net cash used in investing activities of approximately $72,000 and $527,000 during the six months ended June 30, 2018 and 2017, respectively, was related to purchases of fixed assets.

Cash Provided by Financing Activities. Net cash provided by financing activities was $12.0 million for the six months ended June 30, 2018, compared to net cash provided by financing activities of $14.9 million for the same period in 2017. Our primary sources of cash from financing activities during the six months ended June 30, 2018 consisted of $13.3 million in net proceeds from our offering of common stock and warrants in January 2018, which was partially offset by $1.4 million of principal payments made on indebtedness. Our primary sources of cash from financing activities during the six months ended June 30, 2017 consisted of $8.6 million in net proceeds from our offering in March 2017, as well as proceeds of $7.5 million from the exercise of common stock warrants sold in our offering in October 2016, which were partially offset by $1.2 million of principal payments made on indebtedness.

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

As of June 30, 2018, our cash totaled $2.6 million, and our outstanding net indebtedness totaled $2.4 million. While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We have determined that there is substantial doubt about our ability to continue as a going concern for the one-year period following the date that our unaudited condensed financial statements for the three and six-months ended June 30, 2018 were issued, and we expect that we will need additional financing to execute on our current or future business strategies beyond December 2018.

On August 13, 2018, the Company completed its previously announced rights offering pursuant to its effective registration statement on Form S-1, as amended (Registration Statement No. 333-225147), previously filed with and declared effective by the Securities and Exchange Commission (the SEC), and a prospectus filed with the SEC (the Rights Offering). Pursuant to the Rights Offering, the Company sold an aggregate of 11,587 units consisting of an aggregate of 11,587 shares of Series A Convertible Preferred Stock and 2,549,140 warrants, with each warrant exercisable for one share of our common stock at an exercise price of $4.53 per share, resulting in net proceeds to the Company of approximately $10.4 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

In May 2018, the SEC declared effective a shelf registration statement filed by us, which expires in May 2021. The shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as our public float is less than

$75 million. We have not effected any offerings under this shelf registration statement through the date that these unaudited condensed financial statements were available to be issued.

On October 19, 2016, we received net cash proceeds of approximately $9.0 million from of the closing of a follow-on public offering. Subsequent to the closing of this offering on October 19, 2016, the offering’s underwriters exercised their overallotment option to purchase 20,904 option warrants for total proceeds of $564. Subsequent to the closing of this offering, approximately $7.5 million of additional cash proceeds had been received from the exercise of warrants sold in this offering, with approximately $3.2 million in gross warrant proceeds remaining outstanding and available to be exercised at $33.00 per share until their expiration in October 2021.

Pursuant to a common stock and warrant purchase agreement dated August 9, 2017 between us and Ally Bridge LB Healthcare Master Fund Limited, or Ally Bridge, we received net cash proceeds of approximately $2.0 million from the sale of our common stock and warrants. Subsequent to the closing of this offering, no additional cash proceeds had been received from the exercise of warrants sold in this offering, with approximately $2.2 million in gross warrant proceeds remaining outstanding and available to be exercised at $45.00 per share until their expiration in August 2022.

On January 30, 2018, we received net cash proceeds of approximately $13.3 million from the closing of a follow-on public offering of 1,095,153 shares of our common stock and warrants to purchase up to an aggregate of 1,095,153 shares of our common stock at a combined offering price of $13.50 per unit. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering, with approximately $16.4 million in gross warrant proceeds remaining outstanding and available to be exercised at $4.53 per share, which is subject to down round adjustment, until their expiration in January 2023.

We expect that we will need additional financing to execute on our current or future business strategies. Until we can generate significant cash from operations, including assay revenues, we expect to continue to fund operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time until expiry in May 2021, subject to certain restrictions that apply for so long as our public float is less than $75 million. The specific terms of future offerings, if any, under this shelf registration statement would be established at the time of such offering.  We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

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

We limit the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. We monitor our estimates of transaction price to depict conditions that exist at each reporting date. If we subsequently determine that we will collect more consideration than we originally estimated for a contract with a customer, we will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if we subsequently determine that the amount it expects to collect from a customer is less than it originally estimated, we will generally account for the change as a decrease in the estimate of the transaction price as a decrease to revenue, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized. Revenue recognized from changes in transaction prices was not significant during the three and six-months ended June 30, 2018.

Allocate Transaction Price

For our commercial revenues, the entire transaction price is allocated to the single performance obligation contained in a contract with a customer. For our development services revenues, the contracted transaction price is allocated to each single performance obligation contained in a contract with a customer as performed.

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

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have historically incurred substantial net losses, including net losses of $21.6 million for the year ended December 31, 2017 and $12.5 million for the six-month period ended June 30, 2018, and we have never been profitable. At June 30, 2018, our accumulated deficit was $207.8 million. Before 2008, we were pursuing a business plan relating to fetal genetic disorders and other fields, all of which were unrelated to cancer diagnostics. The portion of our accumulated deficit that relates to the period from inception through December 31, 2007 is $66.5 million.

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

We also face competition from companies that offer products or are conducting research to develop products for CTC or ctDNA assays in various cancers. CTC and ctDNA products, assays and services represent a new area of science and we cannot predict what products or assays others will develop that may compete with or provide results similar or superior to the results we are able to achieve with the products or assays we develop. Competitors include but are not limited to companies such as Atossa, Qiagen, Roche, Guardant Health, Cancer Genetics, Agena Bioscience, Alere (Adnagen), Illumina, Grail, Apocell, EPIC Sciences, Clearbridge Biomedics, Biodesix, Thermo Fisher Scientific, Foundation Medicine, Neogenomics, Cynvenio Biosystems, Genomic Health, Fluxion Biosciences, RareCells, ScreenCell, Menarini Silicon Biosystems, Sysmex, Natera, Inc, Circulogen, Angle PLC and Caris Life Sciences. Some of these groups, in addition to operating research and development laboratories, are establishing CLIA-certified testing laboratories while others are focused on selling equipment and reagents.

There are a number of companies which are focused on the oncology diagnostic market, such as Agendia and Genoptix, who while not currently offering CTC or ctDNA assays are selling to the medical oncologists and pathologists and could develop or offer CTC or ctDNA assays. Large laboratory services companies such as Quest and LabCorp provide more generalized cancer diagnostic assays and testing but could also offer a CTC or ctDNA assay service. Companies like Abbott and Danaher and others could develop equipment or reagents in the future as well. Currently, companies like Streck, Roche and Biomatrica offer BCTs, and in the future, companies like Covidien, Beckton Dickinson, Thermo Fisher, and other large medical device companies may develop BCTs as well.

There are a number of companies that are focused on the oncology diagnostic market such as Qiagen and Thermo Fisher Scientific that are selling equipment and reagents kits for ctDNA assays and assay panels to laboratories that are developing tests that are marketed to medical oncologists and pathologists.

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

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. Our research and development expenses were $3.4 million for the year ended December 31, 2017 and $2.1 million for the six-month period ended June 30, 2018, and our sales and marketing expenses were $6.3 million and $3.1 million, respectively. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current products, assays and services and our planned future products, assays and services, continue to establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we need to generate significant revenues in order to achieve sustained profitability.

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

Regulatory Risks Relating to Our Business

*Healthcare policy changes, including recently enacted legislation reforming the U.S. health care system, may have a material adverse effect on our financial condition, results of operations and cash flows.

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

Although some of these provisions may negatively impact payment rates for clinical laboratory tests, the ACA also extends coverage to over 30 million previously uninsured people, which may result in an increase in the demand for our current assays and our planned future assays. The mandatory purchase of insurance has been strenuously opposed by a number of state governors, resulting in lawsuits challenging the constitutionality of certain provisions of the ACA. In 2012, the Supreme Court upheld the constitutionality of the ACA, with the exception of certain provisions dealing with the expansion of Medicaid coverage under the law. Since January 2017, the President of the United States has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.”  Additionally, on January 22, 2018, the president signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices.  Congress may consider other legislation to repeal or replace elements of the ACA.

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

Approximately 39% and 39% of total net revenues during the year ended December 31, 2017 and the six-month period June 30, 2018, respectively, were associated with Medicare reimbursement. Approximately 19% and 17% of total net revenues during the year ended December 31, 2017 and the six-month period ended June 30, 2018, respectively, were associated with Blue Cross Blue Shield reimbursement, and approximately 12% and 19% of total net revenues during the year ended December 31, 2017 and the six-month period ended June 30, 2018, respectively, were associated with United Healthcare reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare, Blue Cross Blue Shield, and United Healthcare covered-portions of our current assays and our planned future assays would, without such contracted payer reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our assays. Because our laboratory is in California, the regional MAC for California is the relevant MAC for all our assays. The previous MAC for California, Palmetto, which is contracted with CMS to administer the MolDx program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our assays is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 76% and 75.7% of all billable cases received during the year-ended December 31, 2017 and six-month period ended June 30, 2018, respectively, relate to our Target-Selector biomarker assays, we continue to receive orders for traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. The CTC enumeration counts disease burden and is a prognostic assay, and although valuable, it does not meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector assays.

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

Risks Relating to Our Common Stock

*The price of our common stock may be volatile.

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

Sales of substantial amounts of our common stock or other securities, or the perception that these sales may occur, could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, in May 2018, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time until expiry in May 2021 for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as our public float is less than $75 million. The specific terms of future offerings, if any, under this shelf registration statement would be established at the time of such offering.  Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under this shelf registration statement may cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this shelf registration statement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.

We had outstanding 2,273,779 shares of common stock as of August 10, 2018, of which no more than 23,045 are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of August 10, 2018, we had outstanding options to purchase 62,264 shares of our common stock, 360 shares of common stock were issuable upon the settlement of outstanding restricted stock units, or RSUs, and 1,383,349 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options or upon the settlement of outstanding RSUs generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

3.1	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2016).
3.4	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2017).
3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 6, 2018).
3.6

Certificate of Designation of Preference, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 13, 2018).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6
4.2	Specimen Common Stock certificate of Biocept, Inc. (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 28, 2017).
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

4.20

Warrant Agency Agreement dated August 13, 2018 by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 13, 2018).

4.21

Form of Series 1 Common Stock Purchase Warrant (incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225147), filed with the SEC on July 11, 2018).

10.1

Biocept, Inc. Amended and Restated 2013 Equity Incentive Plan, Form of Stock Option Grant Notice, Option Agreement, Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit agreement for use thereunder (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).

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

BIOCEPT, INC. (Registrant)

Date: August 14, 2018	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ Timothy C. Kennedy
Timothy C. Kennedy
Chief Financial Officer, Senior Vice President of Operations
(Principal Financial and Accounting Officer)