Form 10-Q
period 2018-09-30
BIOCEPT INC
filed 2018-11-14
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 7, 2018, there were 4,061,428 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2018

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	September 30,
	2017	2018
		(unaudited)
Current assets:
Cash	$2,146,611	$8,956,200
Accounts receivable, net	1,193,426	1,476,454
Inventories, net	498,702	581,498
Prepaid expenses and other current assets	416,600	636,746
Total current assets	4,255,339	11,650,898
Fixed assets, net	3,123,567	2,900,994
Total assets	$7,378,906	$14,551,892
Current liabilities:
Accounts payable	$1,269,953	$1,792,541
Accrued liabilities	1,425,761	1,953,970
Supplier financings	61,226	120,802
Interest payable	326,602	—
Current portion of equipment financings	408,992	571,774
Credit facility, net	1,168,811	—
Total current liabilities	4,661,345	4,439,087
Non-current portion of equipment financings	1,150,063	1,016,352
Non-current portion of deferred rent	271,464	158,045
Total liabilities	6,082,872	5,613,484
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 authorized; zero and 11,587 shares issued and outstanding at December 31, 2017 and September 30, 2018.	—	1
Common stock, $0.0001 par value, 150,000,000 authorized; 1,181,179 issued and outstanding at December 31, 2017; 3,937,226 issued and outstanding at September 30, 2018.	3,518	394
Additional paid-in capital	196,542,123	223,382,018
Accumulated deficit	(195,249,607)	(214,444,005)
Total shareholders’ equity	1,296,034	8,938,408
Total liabilities and shareholders’ equity	$7,378,906	$14,551,892

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2018	2017	2018
Net revenues	$1,111,411	$761,591	$4,073,437	$2,390,772
Costs and expenses:
Cost of revenues	2,487,054	2,481,916	6,985,213	7,616,473
Research and development expenses	856,698	1,089,746	2,455,947	3,179,612
General and administrative expenses	1,834,771	1,793,720	5,539,432	5,441,354
Sales and marketing expenses	1,675,852	1,404,192	4,701,030	4,473,908
Total costs and expenses	6,854,375	6,769,574	19,681,622	20,711,347
Loss from operations	(5,742,964)	(6,007,983)	(15,608,185)	(18,320,575)
Other income/ (expense):
Interest expense	(88,269)	(63,764)	(385,172)	(230,677)
Other income	12,804	23,963	51,216	(6,037)
Total other income/ (expense):	(75,465)	(39,801)	(333,956)	(236,714)
Loss before income taxes	(5,818,429)	(6,047,784)	(15,942,141)	(18,557,289)
Income tax expense	(2,877)	—	(5,023)	(739)
Net loss and comprehensive loss	$(5,821,306)	$(6,047,784)	$(15,947,164)	$(18,558,028)
Deemed dividend related to warrants down round provision	—	$(636,370)	—	$(636,370)
Net loss attributable to common shareholders	$(5,821,306)	$(6,684,154)	$(15,947,164)	$(19,194,398)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	986,865	2,767,440	860,539	2,322,749
Diluted	986,865	2,759,614	860,539	2,320,111
Net loss per common share:
Basic	$(5.90)	$(2.42)	$(18.53)	$(8.26)
Diluted	$(5.90)	$(2.42)	$(18.53)	$(8.27)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2017	2018
Cash Flows from Operating Activities
Net loss	$(15,947,164)	$(18,558,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	394,708	580,366
Inventory reserve	(22,431)	(92,488)
Stock-based compensation	1,232,149	511,929
Non-cash interest expense related to credit facility and other financing activities	23,983	29,425
Increase/(decrease) in cash resulting from changes in:
Accounts receivable, net	(1,004,403)	(283,028)
Inventory	(203,630)	9,692
Prepaid expenses and other current assets	431,355	277,720
Accounts payable	508,176	413,662
Accrued liabilities	671,407	497,119
Accrued interest	71,417	(241,034)
Deferred rent	(52,143)	(82,329)
Net cash used in operating activities	(13,896,576)	(16,936,994)
Cash Flows from Investing Activities:
Purchases of fixed assets	(1,055,549)	(145,253)
Net cash used in investing activities	(1,055,549)	(145,253)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	10,583,898	25,688,205
Proceeds from exercise of common stock warrants	7,498,535	—
Payments on equipment financings	(109,811)	(160,111)
Payments on supplier and other third-party financings	(314,270)	(438,290)
Payments on credit facility	(1,436,534)	(1,197,968)
Net cash provided by financing activities	16,221,818	23,891,836
Net increase in Cash	1,269,693	6,809,589
Cash at Beginning of Period	4,609,332	2,146,611
Cash at End of Period	$5,879,025	$8,956,200
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$285,260	$379,587
Income taxes	$5,023	$739

Non-cash Investing and Financing Activities:

During the nine months ended September 30, 2017 and 2018, Biocept, Inc., or the Company, financed insurance premiums of approximately $360,000 and $488,000, respectively, through third-party financings. During the nine months ended September 30, 2018, the Company cancelled insurance premiums previously financed through third-parties with an aggregate remaining principal balance outstanding of approximately $31,000.

Fixed assets purchased totaling approximately $363,000 and $270,000 during the nine months ended September 30, 2017 and 2018, respectively, were recorded as equipment financing obligations and were excluded from cash purchases in the Company’s statements of cash flows (see Note 7).

The amount of unpaid fixed assets excluded from cash purchases in the Company’s statements of cash flows increased from approximately $58,000 at December 31, 2016 to approximately $205,000 at September 30, 2017 and increased from approximately $31,000 at December 31, 2017 to approximately $55,000 at September 30, 2018.

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

A rights offering for the Company’s Series A preferred stock and warrants was completed on August 13, 2018.  Pursuant to the rights offering the Company sold 11,587 units consisting of an aggregate of 11,587 shares of Series A Preferred Stock and 2,549,140 warrants, with each warrant exercisable for one share of Common Stock at an exercise price of $4.53 per share.  The gross amount raised in the rights offering was $11.6 million. All warrants sold in this offering have an exercise price of $4.53 per share, are exercisable immediately and expire five years from the date of issuance. The estimated aggregate grant date fair value of these warrants was approximately $8.4 million as of the closing of the rights offering (see Note 4). Additionally, approximately $1.4 million of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance.  During the three months ended September 30, 2018, 4,582 shares of Series A Preferred Stock were converted into 1,012,622 shares of common stock.

An offering of 642,438 shares of the Company’s common stock and prefunded warrants to purchase up to an aggregate of 120,000 shares of its common stock occurred on September 20, 2018. The shares were sold at a purchase price of $3.285 per share and the pre-funded warrants were sold at a purchase price of $3.275 per pre-funded warrant which represents the per share purchase price for the shares less the $0.01 per share exercise price for each such pre-funded warrant.  The aggregate gross proceeds from the offering were approximately $2.5 million. In addition, in a concurrent private placement, the Company issued to purchasers a warrant to purchase one share of the Company’s common stock for each share and pre-funded warrant purchased for cash in the offering.  All warrants issued in this offering have an exercise price of $3.16 per share, are exercisable upon the six-month anniversary of issuance and expire five years from such date. The estimated aggregate grant date fair value of these warrants was approximately $2.0 million as of the closing of the offering (see Note 4). Additionally, approximately $0.3 million of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance.

The issuance of warrants with an exercise price of $3.16 in the September 2018 financing transaction triggered the down round provision in the January 2018 warrants, resulting in recording a deemed dividend related to warrants down round provision in the amount of approximately $636,000 increasing the net loss attributable to common shareholders.

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

The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more consideration than it originally estimated for a contract with a customer, it will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if the Company subsequently determines that the amount it expects to collect from a customer is less than it originally estimated, it will generally account for the change as a decrease in the estimate of the transaction price as a decrease to revenue, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized. Revenue recognized from changes in transaction prices was not significant during the three and nine months ended September 30, 2018.

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

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the three and nine months ended September 30, 2017 and 2018, disaggregated by source and nature, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2018	2017	2018
Net revenues from contracted payers*	$422,136	$325,097	$1,655,287	$1,019,857
Net revenues from non-contracted payers	621,881	373,018	2,206,414	1,211,309
Development services revenues	67,394	63,476	211,736	159,606
Total net revenues	$1,111,411	$761,591	$4,073,437	$2,390,772

*Includes Medicare and Medicare Advantage, as reimbursement amounts are fixed and miscellaneous income from CEE-Sure blood collection tubes.

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2018	2017	2018
Net commercial revenues recognized upon delivery	$941,783	$698,115	$2,703,424	$2,231,166
Development services revenues recognized upon delivery	67,394	63,476	211,736	159,606
Commercial revenues recognized upon cash collection	102,234	—	1,158,277	—
Total net revenues	$1,111,411	$761,591	$4,073,437	$2,390,772

The amount of nonrecurring net revenue recorded during the three and nine months ended September 30, 2017, had the Company commenced recognizing revenue for commercial diagnostic services upon delivery on or prior to December 31, 2016 instead of on March 31, 2017, was $102,000 and $839,000, respectively, and the corresponding decrease in net loss per common share was $0.10 and $0.97, respectively. The incremental net revenue and decrease in loss from operations as a result of recognizing revenue on an accrual basis commencing on March 31, 2017, or the total amount of net revenue recorded in excess of the amount of commercial cash collections, was $125,000 and $1,158,000 during the three and nine months ended September 30, 2017, respectively, and the corresponding decrease in net loss per common share was $0.13 and $1.35, respectively.  For the nine months ended September 30, 2018 all revenues were recognized on an accrual basis.

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

The Company's third-party payers that represent more than 10% of total net revenues in any period presented, as well as their related net revenue amount as a percentage of total net revenues, during the three and nine months ended September 30, 2017 and 2018 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2018	2017	2018
Medicare and Medicare Advantage	45%	40%	41%	39%
Blue Cross Blue Shield	16%	9%	17%	14%
United Healthcare	14%	6%	12%	15%

The Company's third-party payers that represent more than 10% of total net accounts receivable, and their related net accounts receivable balance as a percentage of total net accounts receivable, at December 31, 2017 and September 30, 2018 were as follows:

	December 31, 2017	September 30, 2018
Blue Cross Blue Shield	27%	22%
Medicare and Medicare Advantage	21%	18%
United Healthcare	15%	11%

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

2. Liquidity and Going Concern Uncertainty

As of September 30, 2018, cash totaled $9.0 million and the Company had an accumulated deficit of $214.4 million.   For the nine months ended September 30, 2018, the Company incurred a net loss of $18.6 million.  At September 30, 2018, the Company had aggregate net interest-bearing indebtedness of $1.7 million, of which $693,000 was due within one year whereas at September 30, 2017, the Company had aggregate net interest-bearing indebtedness of $3.3 million, of which $2.4 million was due within one year in the absence of subjective acceleration of amounts due under a credit facility entered into in April 2014 with Oxford Finance LLC, or the April 2014 Credit Facility.  Additionally, in February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly amounts of $62,500 through May 2020, under which $404,000 remained outstanding at September 30, 2018 (see Note 11). These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued. The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. The accompanying financial statements and notes do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On September 20, 2018, the Company completed an offering of 642,438 shares of the Company’s common stock and pre-funded warrants to purchase up to an aggregate of 120,000 shares of its common stock. The shares were sold at a purchase price of $3.285 per share and the pre-funded warrants were sold at a purchase price of $3.275 per pre-funded warrant which represents the per share purchase price for the shares less the $0.01 per share exercise price for each such pre-funded warrant.  The net proceeds to the Company from the offering were approximately $2.2 million, after deducting expenses related to the offering including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants. In addition, in a concurrent private placement, the Company issued to purchasers a warrant to purchase one share of the Company’s common stock for each share and pre-funded warrant purchased for cash in the offering.  All warrants issued in this offering have an exercise price of $3.16 per share, are exercisable upon the six-month anniversary of issuance and expire five years from such date.

On August 13, 2018, the Company completed a rights offering pursuant to an effective registration statement. Pursuant to the rights offering, the Company sold an aggregate of 11,587 units consisting of an aggregate of 11,587 shares of Series A Preferred Stock and 2,549,140 warrants, with each warrant exercisable for one share of its common stock at an exercise price of $4.53 per share, resulting in net proceeds to the Company of approximately $10.2 million, after deducting expenses relating to the rights offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

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

On August 13, 2018, the Company received net cash proceeds of approximately $10.2 million from closing a rights offering pursuant to its effective registration statement on Form S-1, selling an aggregate of 11,587 units consisting of an aggregate of 11,587 shares of Series A Preferred Stock and 2,549,140 warrants. The warrants are exercisable for one share of our common stock at an exercise price of $4.53 per share, an aggregate estimated grant date fair value of $8.4 million (see Note 4) and expire five years from the date of issuance. The Series A Preferred Stock is convertible to the Company’s common stock at a conversion price of $4.53, includes a right to participate in subsequent right offerings and has a right to participate in stock dividends and splits, if any. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering.

On September 20, 2018, the Company completed an offering of 642,438 shares of the Company’s common stock and pre-funded warrants to purchase up to an aggregate of 120,000 shares of its common stock. The shares were sold at a purchase price of $3.285 per share and the pre-funded warrants were sold at a purchase price of $3.275 per pre-funded warrant which represents the per share purchase price for the shares less the $0.01 per share exercise price for each such pre-funded warrant.  The net proceeds to the Company from this offering were approximately $2.2 million, after deducting expenses related to the offering including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants. In addition, in a concurrent private placement, the Company issued to purchasers a warrant to purchase one share of the Company’s common stock for each share and pre-funded warrant purchased for cash in the offering.  All warrants issued in this offering have an exercise price of $3.16 per share, are exercisable upon the six-month anniversary of issuance and expire five years from such date.

4. Fair Value Measurement

The estimated nonrecurring fair value measurements associated with fixed asset purchases recorded as equipment financing obligations totaling approximately $274,000 during the nine months ended September 30, 2018 were based on information provided by vendors, which involved the use of significant unobservable Level 3 inputs.

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

Beginning stock price	$10.17
Exercise price	$4.53
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.48%
Expected life (in years)	5.00
Expected volatility	99.00%

As of the closing of the Company’s August 13, 2018 rights offering, the grant date fair value of the warrants issued to purchase up to 2,549,140 shares of common stock were estimated to be approximately $3.30 per share, or a total of approximately $8.4 million. The warrants sold in this offering have an exercise price of $4.53 per share and expire five years from the date of issuance. The fair value of the warrants was estimated using a Black-Scholes model, incorporating the following assumptions:

Beginning stock price	$3.89
Exercise price	$4.53
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.75%
Expected life (in years)	5.00
Expected volatility	128.69%

As of the closing of the Company’s September 20, 2018 offering, the grant date fair value of the warrants issued to purchase up to 762,438 shares of common stock were estimated to be approximately $2.57 per share, or a total of approximately $2.0 million. The warrants sold in this offering have an exercise price of $3.16 per share, and expire five years from the initial exercise date, which is the six month anniversary of the date of issuance. The fair value of the warrants was estimated using a Black-Scholes model, incorporating the following assumptions:

Beginning stock price	$2.92
Exercise price	$3.16
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.77%
Expected life (in years)	5.50
Expected volatility	130.7%

Also, included in the September 20, 2018 offering the Company issued 120,000 pre-funded warrants.  The pre-funded warrants had an intrinsic value of $350,000.

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	September 30,
	2017	2018
Fixed Assets
Machinery and equipment	$2,841,388	$2,810,226
Furniture and office equipment	147,976	157,391
Computer equipment and software	1,637,034	1,430,669
Leasehold improvements	553,529	570,174
Financed equipment	2,294,762	2,526,081
Construction in process	2,975	128,377
Total fixed assets, gross	7,477,664	7,622,918
Less accumulated depreciation and amortization	(4,354,097)	(4,721,924)
Total fixed assets, net	$3,123,567	$2,900,994
Accrued Liabilities
Accrued payroll	224,813	387,162
Accrued vacation	474,953	470,473
Accrued bonuses	375,000	804,281
Accrued sales commissions	104,509	42,168
Current portion of deferred rent	116,681	147,771
Accrued other	129,805	102,115
Total accrued liabilities	$1,425,761	$1,953,970

  Depreciation expense for the nine-month period ended September 30, 2017 was $394,708 and for the nine months ended September 30, 2018 was $580,366.  Depreciation expense for the three months ended September 30, 2017 was $159,552 and for the three-month period ended September 30, 2018 was $223,194.

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

7. Equipment Financings

The Company leases certain laboratory equipment under arrangements accounted for as capital leases and classified as equipment financings. The financed equipment is depreciated on a straight-line basis over periods ranging from approximately 3 to 7 years. The total gross value of fixed assets capitalized under such financing arrangements was approximately $2,295,000 and $2,526,000 at December 31, 2017 and September 30, 2018, respectively. Total accumulated depreciation related to financed equipment was approximately $759,000 and $1,030,000 at December 31, 2017 and September 30, 2018, respectively. Total depreciation expense related to financed equipment during the three months ended September 30, 2017 and 2018 was approximately $52,000 and $115,000, respectively, and was approximately $160,000 and $271,000 during the nine months ended September 30, 2017 and 2018, respectively.

The following schedule sets forth the remaining future minimum lease payments outstanding under financed equipment arrangements, as well as corresponding remaining sales tax and maintenance obligation payments that are expensed as incurred and due within each respective year ending December 31, as well as the present value of the total amount of the remaining minimum lease payments, as of September 30, 2018:

		Maintenance
	Minimum	and Sales Tax
	Lease	Obligation
	Payments	Payments
2018 (remaining three months)	$154,538	$30,237
2019	613,448	88,599
2020	464,152	67,752
2021	303,228	53,252
2022	262,974	53,493
Thereafter	262,952	40,641
Total payments	2,061,292	333,974
Less amount representing interest	(473,166)	—
Present value of payments	$1,588,126	$333,974

The aggregate weighted average effective annual interest rate associated with equipment financings was 13.51% and 12.53% at December 31, 2017 and September 30, 2018, respectively, and the maturity dates on such outstanding arrangements range from

February 2019 to September 2024. During the three months ended September 30, 2017 and 2018, total interest expense related to equipment financings of approximately $38,000 and $60,000, respectively, was recorded to the Company’s unaudited condensed statements of operations and comprehensive loss, and approximately $118,000 and $168,000 was recorded during the nine months ended September 30, 2017 and 2018, respectively. At September 30, 2018, the present value of minimum lease payments due within one year was approximately $572,000.

8. Stock-Based Compensation

Equity Incentive Plans

The Company maintains two equity incentive plans: The Amended and Restated 2013 Equity Incentive Plan, or the 2013 Plan, and the 2007 Equity Incentive Plan, or the 2007 Plan. The 2013 Plan includes a provision that shares available for grant under the Company’s 2007 Plan become available for issuance under the 2013 Plan and are no longer available for issuance under the 2007 Plan. At the Company’s annual meeting of stockholders held on June 28, 2018, the Company’s stockholders approved amendments to the 2013 Plan, which included an increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 146,666 shares. As of September 30, 2018, 59,511 shares of the Company’s common stock were authorized exclusively for the issuance of stock awards to employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules. As of September 30, 2018, under all plans, a total of 264,098 non-inducement shares were authorized for issuance, 69,449 shares had been issued with 57,863 non-inducement stock options and restricted stock units, or RSUs, underlying outstanding awards, and 194,649 non-inducement shares were available for grant. As of September 30, 2018, 60,268 inducement shares had been issued under the 2013 Plan, with 59,434 inducement stock options and RSUs underlying outstanding awards and 0 inducement shares available for grant.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2018 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2017	81,482	$113.68	8.80
Granted	58,994	$2.96	7.43
Exercised	—	—
Cancelled/forfeited/expired	(25,835)	$45.83	8.68
Outstanding at September 30, 2018	114,641	$72.02	8.79
Vested and unvested expected to vest at September 30, 2018	112,280	$73.23	8.77

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest at December 31, 2017 and September 30, 2018 were each approximately zero.

The assumptions used in the Black-Scholes pricing model for stock options granted during the three and nine months ended September 30, 2018 were as follows:

Stock and exercise prices	$2.75 - $6.00
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.73% – 2.97%
Expected life (in years)	5.00 – 5.96
Expected volatility	100% - 120%

On May 2, 2017, the Company’s Board of Directors approved the issuance of an aggregate of 18,333 performance stock options to be granted on May 31, 2017 to certain of the Company’s employees and all of its executive officers pursuant to the 2013 Plan, of which 6,666 performance stock options were granted to the Company’s CEO, 3,333 performance stock options were granted to its CFO, and 2,500 performance stock options were granted to each of its Chief Scientific Officer and Senior Medical Director. Each performance stock option granted on May 31, 2017 had an exercise price of $45.00 per share and an estimated grant date fair value of $29.70 per share. On July 6, 2017, the Company’s Compensation Committee of the Board of Directors approved the issuance of an aggregate of 2,500 performance stock options to be granted on July 31, 2017 to certain of the Company’s employees pursuant to the 2013 Plan, of which 83 performance stock options were forfeited by December 31, 2017. Each performance stock option granted on July 31, 2017 had an exercise price of $41.70 per share and an estimated grant date fair value of $24.90 per share. The vesting of each of the performance stock options granted during the year ended December 31, 2017 was to be determined by the Company’s Board of Directors or Compensation Committee of the Board of Directors upon the Company’s achievement of specified corporate goals for 2017. During the nine months ended September 30, 2018, none of the performance option awards granted during the year ended December 31, 2017 were declared vested by the Company’s Compensation Committee of the Board of Directors, and the 20,750 shares underlying the remaining outstanding performance stock option awards at December 31, 2017 were forfeited.

Restricted Stock

A summary of RSU activity for the nine months ended September 30, 2018 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2017	12,026	$56.10
Granted	—	—
Vested and issued	(5,833)	$45.00
Forfeited	(5,833)	$45.00
Outstanding at September 30, 2018	360	$415.80
Vested and unvested expected to vest at September 30, 2018	360	$415.80

At September 30, 2018, the intrinsic values of RSUs outstanding and RSUs unvested and expected to vest were each approximately $1,000. Of the 360 RSUs outstanding at September 30, 2018, all were fully vested.

On May 2, 2017, the Company’s Board of Directors approved the issuance of an aggregate of 5,833 time-based RSUs and 5,833 performance RSUs to be granted on May 31, 2017 to certain of the Company’s employees and all of its executive officers pursuant to the 2013 Plan, of which 1,666 time-based RSUs and 833 performance RSUs were granted to its CEO, and 833 time-based RSUs and 833 performance RSUs were granted to each of its CFO, Chief Scientific Officer, and Senior Medical Director. Each RSU granted on May 31, 2017 had a grant date fair value of $45.00 per share. Vesting of the time-based RSUs granted on May 31, 2017 occurred on the one-year anniversary of the vesting commencement date, or May 2, 2018, while vesting of the performance RSUs was to be determined by the Company’s Board of Directors or its Compensation Committee of the Board of Directors upon the achievement of specified corporate goals for 2017. During the nine months ended September 30, 2018, none of the performance RSUs granted on May 31, 2017 were declared vested by the Company’s Compensation Committee of the Board of Directors, and the 1,666 shares underlying these awards were forfeited.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statements of operations and comprehensive loss during the periods presented:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
Stock Options
Cost of revenues	$59,720	$10,150	$133,105	$37,150
Research and development expenses	53,405	30,247	121,834	103,267
General and administrative expenses	178,671	57,162	528,406	243,593
Sales and marketing expenses	40,181	15,440	100,327	63,494
Total expenses related to stock options	331,977	112,999	883,672	447,504
RSUs
Cost of revenues	20,417	-	58,717	(18,802)
Research and development expenses	20,418	-	57,490	13,576
General and administrative expenses	74,521	-	160,927	54,303
Sales and marketing expenses	28,355	-	71,343	15,348
Total stock-based compensation	$475,688	$112,999	$1,232,149	$511,929

Stock-based compensation expense was recorded net of estimated forfeitures of 0% - 8% per annum during each of the three and nine months ended September 30, 2017 and 2018. As of September 30, 2018, total unrecognized share-based compensation expense related to unvested stock options and RSUs, adjusted for estimated forfeitures, was approximately $900,474 and is expected to be recognized over a weighted-average period of approximately 2.4 years.

9. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity for the nine months ended September 30, 2018 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2017	288,196	$78.86	4.0
Issued	4,406,731	$3.95
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2018	4,814,927	$5.44	4.7

10. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three and nine months ended September 30, 2017 and 2018, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Based on review of the applicable guidance, the 120,000 prefunded warrants that were issued in the September 20, 2018 registered direct offering with an exercise price of $0.01 are considered common stock equivalents and are included in the calculation of basic and diluted loss per share. In other periods presented, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the three and nine months ended
	September 30,
	2017	2018
Preferred warrants outstanding (number of common stock equivalents)	17	17
Common warrants outstanding	280,058	4,814,927
RSUs outstanding	12,030	360
Common options outstanding	82,810	114,641
Total anti-dilutive common share equivalents	374,915	4,929,945

11. Commitments and Contingencies

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any legal proceedings or aware of any threatened legal proceedings that are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

In February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly amounts of $62,500 through May 2020. At September 30, 2018, a balance of approximately $404,000 remained outstanding under this purchase commitment.

12. Related Party Transactions

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received a payment of approximately $15,000 during the year ended December 31, 2017, as well as a payment of approximately $19,000 during the nine months ended September 30, 2018, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement. There were no payments received on this arrangement during the quarter ended September 30, 2018.

Pursuant to a sublease agreement dated March 30, 2015, the Company subleased 9,849 square feet, plus free use of an additional area, of its San Diego facility to an entity affiliated with the Company’s non-executive Chairman for $12,804 per month, with a refundable security deposit of $12,804 received from the subtenant. The initial term of the sublease expired on July 31, 2015 and was subject to renewal on a month-to-month basis thereafter. On February 1, 2017, the Company received notice from the subtenant terminating the sublease effective March 31, 2017. During the year ended December 31, 2017, the total amount of the $12,804 security deposit previously received from the subtenant was applied against approximately $16,000 in additional rents owed as a result of the subtenant continuing to occupy the subleased areas beyond March 31, 2017, and the balance of approximately $3,200 due to the Company was waived. A total of approximately $51,000 and $51,000 in rental income was recorded to other income/(expense) in the Company’s statement of operations and comprehensive loss during the nine months ended September 30, 2017 and the year ended December 31, 2017, respectively. There was no income or expense recorded in the three and nine months ended September 30, 2018 related to this sublease.

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

Company Overview

We are an early stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or “liquid biopsy.” Our current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy at diagnosis, progression or used for monitoring in order to identify specific resistance mechanisms. Sometimes traditional procedures, such as surgical tissue biopsies, result in tumor tissue that is insufficient and/or unable to provide the molecular subtype information necessary for clinical decisions. Our assays, performed on blood, have the potential to provide more contemporaneous information on the characteristics of a patient’s disease when compared with tissue biopsy and radiographic imaging.

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

Our primary sales strategy is to engage medical oncologists and other physicians in the United States at private and group practices, hospitals, laboratories and cancer centers. In addition, we market our clinical trial and research services to pharmaceutical and biopharmaceutical companies and clinical research organizations. Additionally, commencing in October 2017, our pathology partnership program, branded as Empower TCTM, provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results and is available to pathology practices and hospital systems throughout the United States. Further, sales to laboratory supply distributors of our proprietary blood collection tubes, or BCTs, commenced during the three months ending June 30, 2018, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world.  We also plan to develop and market kits containing our patented and proprietary Target Selector testing to laboratories and researchers worldwide.

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

Pharmaceutical, Research and Health Economic Collaborations

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

In March 2013, we published a study in Cancer Medicine in collaboration with a group of breast cancer surgeons, pathologists and basic researchers at The University of Texas MD Anderson Cancer Center. In this study, our assay and a version adapted for use with bone marrow samples demonstrated the ability to identify HER2 positive CTCs and disseminated tumor cells (DTCs) seen in bone marrow of patients who had been previously classified as HER2 negative by tumor tissue analysis. A HER2 positive result in a patient with breast cancer indicates to the physician that there is likely to be a survival benefit from treatment with Herceptin®, as demonstrated in a number of large clinical studies.

As a follow up to the CTC findings published in Cancer Medicine, we were involved in a clinical study led by investigators at the Dana-Farber Cancer Institute. Study enrollment was completed. During the screening phase of this study, our CLIA-certified, CAP accredited laboratory tested blood samples from a cohort of patients with HER2 negative tissue status, with the aim to identify individuals with HER2 positive CTCs. These patients were then assigned to chemotherapy plus Herceptin®. Additional CTC testing with HER2 FISH biomarker analyses were performed at subsequent time points. At the December 2014 San Antonio Breast Cancer Symposium, we presented findings that of 311 patients with HER2 negative tissue status, 22% had CTCs with HER2 gene amplification at disease progression. HER2 gene amplification subsequently categorized these patients as potential candidates for anti-HER2 therapy as the cancer evolved. Moreover, our multi-antibody CTC capture method identified a substantial subset of patients who would not likely have had detectable CTCs with commonly used CTC capture technologies. This added 10% (included in the 22%) to the number of women who were candidates for this highly specific targeted therapy.

With our cooperation, researchers at Columbia University published a study in the journal Clinical and Translational Oncology in January 2015. The study demonstrated the high correlation (79%) of circulating tumor cells, primary tumor tissue biopsy and metastatic tumor tissue biopsy in the determination of hormone receptor status (ER/PR) of breast cancer patients. The investigators also found that this high correlation was strongest when comparing metastatic tissue biopsy to CTCs (83%). The conclusion of the study was that determining ER/PR status in CTCs using our platform is feasible, with high concordance in ER/PR between tumor tissue (as determined with immunohistochemistry, or IHC) and CTCs (as determined with immunocytochemistry, or ICC). The authors suggest a larger trial to determine the prognostic significance of these findings.

In June 2015, we presented the clinical validation data of our ctDNA assay in collaboration with the University of California, San Diego. A very high level of concordance to tissue (88%) was demonstrated together with >95% analytical sensitivity and 99% analytical specificity, supporting our offering of a validated, robust non-invasive solution for mutation identification and monitoring in patients with lung cancer. The FDA approval of Tagrisso®, a third-generation tyrosine kinase inhibitor, presented an opportunity for patients to be monitored using a ctDNA assay.

During 2016, we announced a pharmaceutical collaboration agreement that provides testing for a clinical trial, which includes metastatic lung cancer patients with leptomeningeal or brain metastases. In this exploratory trial, we are testing both cerebrospinal fluid and blood for molecular alterations that could be impacted by treatment. In April 2016, we announced a study collaboration conducted with Dr. Giuseppe Giaccone at the MedStar Georgetown University Hospital to assess resistance biomarkers in NSCLC patients treated with EGFR inhibitors or chemotherapy. Later in 2016, we announced another collaboration involving a study presented at the European Society for Medical Oncology, or ESMO, Annual Congress in October 2016, evaluating the detection of EGFR alterations (del19, L858R and T790M) by our Target-Selector liquid biopsy. Subsequent to this study, we have earned business in both Mexico and Columbia for EGFR testing in blood to qualify patients for the pharmaceutical company’s targeted therapy. The relationship also resulted during the following year, in a study that includes peripheral blood CTC assessment of PD-L1 protein expression in patients undergoing chemotherapy as a monotherapy or in combination with a checkpoint inhibitor. In December 2016, we announced a clinical study agreement with Columbia University Medical Center to evaluate the clinical utility of our Target-Selector platform to diagnose leptomeningeal metastases (LM) in breast cancer patients. Dr. Kevin Kalinsky leads the study to test CTCs in cerebrospinal fluid and blood, where CTC analysis will be compared to standard methods for confirming LM diagnosis.

In May 2017, we announced jointly with the Addario Lung Cancer Medical Institute, or ALCMI, entry into a clinical collaboration and initiation of the ALCMI-009 liquid biopsy clinical study. This large-scale study was developed and will be conducted by ALCMI with its consortium of leading oncology centers. The prospective, multi-center study will utilize our Target-Selector testing platform and services to detect and assess cancer biomarkers found in both CTCs and ctDNA from the blood of patients with lung cancer.

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

In November 2017, we announced a collaboration involving 100 patients in a clinical study with the University of California, San Diego. The study entails clinical validation of specified PD-L1 antibody clones on our Target-Selector CTC platform. Concordance of PD-L1 protein expression in tissue biopsy versus liquid biopsy, as well as correlation of therapeutic response with PD-L1 liquid biopsy status, are the study objectives.

A scientific abstract was submitted in November 2017 in collaboration with Dr. Shilpa Gupta from the Masonic Cancer Center at the University of Minnesota. The abstract was accepted as a poster presentation for the April 2018 American Association for Cancer Research (AACR) Annual meeting. The results demonstrate proof-of-concept use of Biocept’s Target Selector™ CTC platform to correlate CTC count with clinical responses in refractory testicular cancer patients undergoing therapy. This work is part of a Phase 2 clinical trial of brentuximab vedontin (an anti-CD-30 antibody) with bevacizumab in refractory CD-30 + germ cell tumors. The capability of the Target Selector™ CTC platform to monitor this rare cancer type has potential for a precision medicine-based approach to guide treatment decisions for these patients.

Two complementary posters on the highly sensitive Target Selector ctDNA assays were presented in 2018. The first poster entitled “Biocept Study Shows Incorporation of Thermo Fisher QuantStudio 5 PCR Instrument into Target Selector Platform Improves Sensitivity and Specificity in Detection of Lung Cancer Biomarkers” was presented in January 2018 at the Fifth AACR-IASLC International Joint Conference: Lung Cancer Translational Science from the Bench to the Clinic. The related poster, entitled “Validation of highly sensitive TargetSelector™ ctDNA assays for EGFR, BRAF, and KRAS mutations” was presented at the April 2018 American Association for Cancer Research annual meeting. Together, these posters highlight improvements to the Target Selector ctDNA platform, enabling more sensitive mutation detection down to a single copy, thereby increasing the likelihood of identifying actionable molecular drivers towards guiding targeted therapy decisions and better management of a patient’s cancer.

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

In July 2018, we announced a collaboration involving two studies with the University of California, San Diego. Each of the two studies will enroll 100 patients with solid tumors, for a total of 200 patients. One study will assess the feasibility of using our CTC and ctDNA methodologies to predict post-resection disease recurrence in patients with Stage II or III cancer; the other study will use our technology to predict response to therapy in patients with metastatic disease. Dr. Rebecca Shatsky and Dr. Razelle Kurzrock are the investigators key to both studies.

In August 2018, we announced a Quality Improvement Initiative with Highmark Health to help improve molecular testing rates of NCCN Category I Guidelines for non-small cell lung cancer. The Initiative aims to improve health outcomes by using liquid biopsy to more rapidly assess a patient's actionable biomarker status towards selecting appropriate therapy, while reducing the overall cost of care. The project will evaluate at least 100 patients in the Highmark Health-affiliated Allegheny Health Network (AHN) Cancer Institute. Patients will receive our CTC and ctDNA testing in addition to tissue biopsy with the goal of obtaining biomarker status results for a higher percentage of patients compared to standard testing.

Two scientific posters featuring the Target Selector™ CTC and ctDNA platforms were presented in September 2018 at the International Association for the Study of Lung Cancer (IASLC) 19th World Conference on Lung Cancer. Data from these clinical studies demonstrate the ability of our technology to detect and monitor CTC counts and actionable biomarkers in both blood and cerebrospinal fluid (CSF) of patients with advanced NSCLC. The first poster described interim results of a collaboration with Dr. Janakiraman Subramanian at the Saint Luke’s Cancer Institute in Kansas City, Missouri. This study evaluates CTC enumeration in advanced stage NSCLC patients before and during the course of chemotherapy. Interim results suggest that CTC counts may have prognostic and predictive potential to assess therapeutic benefit. The second poster was in collaboration with Kadmon Corporation, featuring CTC and ctDNA analyses and monitoring in the CSF of NSCLC patients with leptomeningeal metastases who were treated with tesevatib in Kadmon’s clinical trial KD019-206. In this study, alterations detected in the CSF of patients were concordant with original tissue biopsies, and serial monitoring of CTCs and ctDNA biomarkers in CSF were consistent with the overall clinical.

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

Patents and Technology

We have issued patents with broad claims covering our blood collection tube, antibody cocktail approach, microchannel, CTC detection methodologies, and ctDNA analysis. In addition to issued patents in the U.S., we have patents for our proprietary microchannel in China, Korea, Europe, Hong Kong, Canada and Japan, and for our antibody cocktail in Australia, Europe, Hong Kong and Japan. Our patent estate continues to evolve, and in addition to the broad patent estate around our CTC platform, we also have issued patents in the U.S., Australia, Europe and China for our novel switch blocker technology, solidifying our proprietary enrichment methodology for detecting ctDNA with very high sensitivity. Our CTC platform patents were filed from 2005 through 2012, and we expect to have patent protection into the 2030s. Our CTC patents and applications cover not only cancer as a target, but also prenatal and other rare cells of interest. Recently allowed patents in the U.S. cover the capture of “any target of interest on any solid surface” using our antibody capture approach. The patent for our proprietary specimen collection tubes expire in 2031, and the patents for our ctDNA technology expire in the early 2030’s.

As of September 30, 2018, we owned 30 issued patents and 19 patents pending related to our current technologies. Of these, 8 were issued and 5 were pending patents in the U.S., while 22 were issued and 14 were pending patents in non-U.S. territories. Separately, we also owned 7 issued patents related to our earlier microarray and cell analysis technology.

Results of Operations

Three Months Ended September 30, 2017 and 2018

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three months ended September 30,		Change
	2017	2018	$	%
(dollars in thousands)
Net revenues	$1,111	$762	$(349)	(31%)
Cost of revenues	2,487	2,482	(5)	(0%)
Research and development expenses	856	1,090	234	27%
General and administrative expenses	1,835	1,794	(41)	(2%)
Sales and marketing expenses	1,676	1,404	(272)	(16%)
Loss from operations	(5,743)	(6,008)	(265)	5%
Interest expense	(88)	(64)	24	(27%)
Other income	13	24	11	100%
Loss before income taxes	(5,818)	(6,048)	(230)	4%
Income tax expense	(3)	—	3	(100%)
Net loss	$(5,821)	$(6,048)	$(227)	4%

Net Revenues

Net revenues were approximately $762,000 for the three months ended September 30, 2018, compared with approximately $1,111,000 for the same period in 2017, a decrease of $349,000, or 31%. On March 31, 2017, we converted from cash-based revenue recognition for our commercial revenues to accrual-based revenue recognition. Of the $1,111,000 of net revenues recognized during the three months ended September 30, 2017, $1,009,000 related to revenues recognized on an accrual basis, while $102,000 related to revenues recognized upon the receipt of cash, as compared to the same period in 2018 when $762,000 of revenues were recognized on an accrual basis and no revenues were recognized upon the receipt of cash.

Commercial revenues decreased $346,000 during the three months ended September 30, 2018 as compared to the same period in 2017 due to the $102,000 of non-recurring revenue recognized for the three months ended September 30, 2017 which was not incurred in the same period in 2018.  However, the remaining decrease was related to a decrease in the quantity of commercial accessions delivered. The following table sets forth certain information regarding commercial accessions received during the three months ended September 30, 2017 and 2018:

	Three months ended September 30,		Change
	2017	2018	# / $	%
# Commercial accessions received	1,009	717	(292)	(29%)
$ Value estimated per commercial accession received	$1,035	$1,235	$200	19%

Additionally, there was a $3,000 decrease in development services revenues during the three months ended September 30, 2018 as compared to the same period in 2017, which was primarily related to a decrease in development services accessions delivered as follows:

	Three months ended September 30,		Change
	2017	2018	# / $	%
# Development services accessions delivered	178	176	(2)	(1%)
$ Value per development services accession delivered	$379	$361	$(18)	(5%)

Costs and Expenses

Cost of Revenues.  Cost of revenues was approximately $2,482,000 for the three months ended September 30, 2018, compared with approximately $2,487,000 for the same period in 2017, a decrease of $5,000. Although cost of revenues was relatively flat as compared to the same period last year, the Company saw an increase in costs associated with validation of molecular oncology assay panel for next generation sequencing related to its collaboration with Thermo Fisher Scientific, and an increase in costs associated with calibrations and CLIA validations to improve upon existing equipment specifications and testing protocols.

Research and Development Expenses. Research and development expenses were approximately $1,090,000 for the three months ended September 30, 2018, compared with approximately $856,000 for the same period in 2017, an increase of $234,000, or 27%. The increase was primarily attributable to an increase of $168,000 in laboratory costs allocated from cost of revenues associated with increased research and development activities during the three months ended September 30, 2018 as compared to the same period in 2017.  Additionally, cost of research studies in collaboration with academic and healthcare institutions increased $58,000, and facilities costs increased $10,000 compared to the same period in 2017.

General and Administrative Expenses. General and administrative expenses were approximately $1,794,000 for the three months ended September 30, 2018, compared with approximately $1,835,000 during the same period in 2017, a decrease of $41,000, or 2%. The decrease was primarily attributable to a decrease in stock based compensation expenses of $196,000, partially offset by increased personnel costs of $118,000 and office expenses of $36,000.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1,404,000 for the three months ended September 30, 2018 compared with approximately $1,676,000 for the same period in 2017, a decrease of $272,000, or 16%. The decrease was primarily attributable to a decrease of $319,000 in headcount-related expenses, a decrease of $146,000 in sales commission expense related to lower sales volume, partially offset by an increase in consulting services of $49,000 and office expenses of $19,000.

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

Results of Operations

Nine Months Ended September 30, 2017 and 2018

The following table sets forth certain information concerning our results of operations for the periods shown:

	Nine months ended September 30,		Change
	2017	2018	$	%
(dollars in thousands)
Net revenues	$4,073	$2,391	$(1,682)	(41%)
Cost of revenues	6,985	7,616	631	9%
Research and development expenses	2,456	3,180	724	29%
General and administrative expenses	5,539	5,441	(98)	(2%)
Sales and marketing expenses	4,701	4,474	(227)	(5%)
Loss from operations	(15,608)	(18,320)	(2,712)	17%
Interest expense	(385)	(231)	154	(40%)
Other income	51	(6)	(57)	(112%)
Loss before income taxes	(15,942)	(18,557)	(2,615)	16%
Income tax expense	(5)	(1)	4	(80%)
Net loss	$(15,947)	$(18,558)	$(2,611)	16%

Net Revenues

Net revenues were approximately $2,391,000 for the nine months ended September 30, 2018, compared with approximately $4,073,000 for the same period in 2017, a decrease of $1,682,000, or 41%. For the nine months ended September 30, 2018 all revenues were recognized on an accrual basis whereas of the $4,073,000 of revenues recognized during the nine months ended September 30, 2017, $2,915,000 related to revenues recognized on an accrual basis, while $1,158,000 related to revenues recognized upon the receipt of cash. During the three months ended March 31, 2017, we converted from cash-based revenue recognition for our commercial revenues, to accrual-based revenue recognition. As a result of the change to accrual-based revenue recognition, we recognized total non-recurring revenue of $839,000 during the nine months ended September 30, 2017 for cases delivered on or prior to December 31, 2016, and the incremental revenue as a result of the change to accrual-based revenue recognition for commercial cases was approximately $1,042,000.

Commercial revenues decreased approximately $1,640,000 primarily due to the $1,452,000 of non-recurring revenue recognized for the nine months ended September 30, 2017 which was not incurred in the same period in 2018.  The remaining decrease was due to a decrease in commercial accessions received during the nine months ended September 30, 2018 compared to the same period in 2017 as set forth in the following table:

	Nine months ended September 30,		Change
	2017	2018	# / $	%
# Commercial accessions received	2,947	2,478	(469)	(16%)
$ Value estimated per commercial accession received	$1,098	$1,162	$64	6%

Additionally, revenues for development services decreased approximately $42,000 during the nine months ended September 30, 2018 as compared to the same period in 2017, due to a decrease in development cases delivered and in the value per development case delivered as follows:

	Nine months ended September 30,		Change
	2017	2018	# / $	%
# Development services cases delivered	575	474	(101)	(18%)
$ Value per development services accession delivered	$368	$337	$(32)	(9%)

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $7,616,000 for the nine months ended September 30, 2018, compared with approximately $6,985,000 for the same period in 2017, an increase of $631,000, or 9%. The increase was primarily attributable to an increase of $614,000 in facility and office expenses with respect to computer equipment, software amortization, depreciation expense, and allocated information technology and facility charges as we invested in upgrading our laboratory equipment and information system and maintain our facility. Additionally, there was an increase of $256,000 in materials, shipping and other direct costs, due primarily to assay validations, as well as an increase of $228,000 in consulting and outside service costs.  These increases were partially offset by a decrease of $449,000 resulting from greater laboratory costs charged to the research and development department associated with increased research and development activities.

Research and Development Expenses. Research and development expenses were approximately $3,180,000 for the nine months ended September 30, 2018, compared with approximately $2,456,000 for the same period in 2017, an increase of $724,000, or 29%. The increase was primarily attributable to higher laboratory allocation costs of $467,000, an increase of $163,000 in personnel related costs, and higher allocated facilities costs of $45,000 as we focused on the development and deployment of next generation sequencing, support and implementation of data-intensive laboratory processes, and new product validations. Additionally, research and development expenses saw an increase of $53,000 related to the cost of research studies done in collaboration with academic and healthcare institutions.

General and Administrative Expenses. General and administrative expenses were approximately $5,441,000 for the nine months ended September 30, 2018, compared with approximately $5,539,000 during the same period in 2017, a decrease of $98,000, or 2%. The decrease was primarily due to lower headcount-related expenses of $127,000, partially offset by an increase in audit and accounting fees of $35,000.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $4,474,000 for the nine months ended September 30, 2018 compared with approximately $4,701,000 for the same period in 2017, a decrease of $227,000 or 5%. The decrease was primarily attributable to a decrease of $102,000 in sales commission expense due to lower sales volume, a decrease of $86,000 in travel and related expenses, and a decrease of $41,000 in personnel recruiting costs.

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

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Nine months ended September 30,
	2017	2018
(dollars in thousands)
Cash provided by/ (used in):
Operating activities	$(13,897)	$(16,937)
Investing activities	(1,056)	(145)
Financing activities	16,222	23,892
Net increase in cash	$1,269	$6,810

Cash Used in Operating Activities. Net cash used in operating activities was $16.9 million for the nine months ended September 30, 2018, compared to net cash used in operating activities of $13.9 million for the same period in 2017. The net increase of $3.0 million in cash used was primarily related to an increase in cash used to fund our net loss.

Cash Used in Investing Activities. Net cash used in investing activities of approximately $145,000 and $1.1 million during the nine months ended September 30, 2018 and 2017, respectively, was related to purchases of fixed assets.

Cash Provided by Financing Activities. Net cash provided by financing activities was $23.9 million for the nine months ended September 30, 2018, compared to net cash provided by financing activities of $16.2 million for the same period in 2017. Our primary sources of cash from financing activities during the nine months ended September 30, 2018 consisted of $25.7 million in net proceeds from our common stock and warrant financing transaction in January 2018, rights offering completed in August 2018, and registered direct financing transaction completed in September of 2018, which was partially offset by $1.2 million of principal payments made on indebtedness. Our primary sources of cash from financing activities during the nine months ended September 30, 2017 consisted of $8.6 million and $2.0 million in net proceeds from our offerings in March 2017 and August 2017, respectively, as well as proceeds of $7.5 million from the exercise of common stock warrants sold in our offering in October 2016, which were partially offset by $1.9 million of principal payments made on indebtedness.

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

As of September 30, 2018, our cash totaled $9.0 million, and our outstanding net indebtedness totaled $1.7 million. While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We have determined that there is substantial doubt about our ability to continue as a going concern for the one-year period following the date that our unaudited condensed financial statements for the three and nine months ended September 30, 2018 were issued, and we expect that we will need additional financing to execute on our current or future business strategies beyond December 2018.

On September 20, 2018, the Company completed an offering of 642,438 shares of the Company’s common stock and prefunded warrants to purchase up to an aggregate of 120,000 shares of its common stock. The shares were sold at a purchase price of $3.285 per share and the pre-funded warrants were sold at a purchase price of $3.275 per pre-funded warrant which represents the per share purchase price for the shares less the $0.01 per share exercise price for each such pre-funded warrant.  The net proceeds to the Company from this offering were approximately $2.2 million, after deducting expenses related to the offering including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants. In addition, in a concurrent private placement, the Company issued to purchasers a warrant to purchase one share of the Company’s common stock for each share and pre-funded warrant purchased for cash in the offering.  All warrants issued in this offering have an exercise price of $3.16 per share, are exercisable upon the six-month anniversary of issuance and expire five years from such date.

On August 13, 2018, the Company completed a rights offering. Pursuant to the rights offering, the Company sold an aggregate of 11,587 units consisting of an aggregate of 11,587 shares of Series A Preferred Stock and 2,549,140 warrants, with each warrant exercisable for one share of our common stock at an exercise price of $4.53 per share, resulting in net proceeds to the Company of approximately $10.2 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

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

We limit the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. We monitor our estimates of transaction price to depict conditions that exist at each reporting date. If we subsequently determine that we will collect more consideration than we originally estimated for a contract with a customer, we will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if we subsequently determine that the amount it expects to collect from a customer is less than it originally estimated, we will generally account for the change as a decrease in the estimate of the transaction price as a decrease to revenue, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized. Revenue recognized from changes in transaction prices was not significant during the three and nine months ended September 30, 2018.

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

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Financial Condition and Capital Requirements

*We are an early commercial stage molecular oncology diagnostics company with a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability.

We have historically incurred substantial net losses, including net losses of $21.6 million for the year ended December 31, 2017 and $18.6 million for the nine month period ended September 30, 2018, and we have never been profitable. At September 30, 2018, our accumulated deficit was $214.4 million. Before 2008, we were pursuing a business plan relating to fetal genetic disorders and other fields, all of which were unrelated to cancer diagnostics. The portion of our accumulated deficit that relates to the period from inception through December 31, 2007 is $66.5 million.

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

We are an early commercialization stage molecular oncology diagnostics company and have engaged in only limited sales and marketing activities for the diagnostic assays we currently offer through our CLIA-certified, CAP accredited, and state-licensed laboratory. To date, our revenue has been insufficient to fund operations.

Although we believe that our current assays and our planned future assays, as well as our BCT product and future kits, represent a promising commercial opportunity, our products or assays may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market for our products and diagnostic assays and build that market through physician education, awareness programs and the publication of clinical trial results. Gaining acceptance in medical communities requires, among other things, publications in leading peer-reviewed journals of results from studies using our current products, assays and services and/or our planned future products, assays and services. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals would limit the adoption of our current products, assays and services and our planned future products, assays and services.

Our ability to successfully market the products and diagnostic assays that we have developed, and may develop in the future, will depend on numerous factors, including:

•	conducting clinical utility studies of such assays in collaboration with key thought leaders to demonstrate their use and value in important medical decisions such as treatment selection;
•	whether our current or future partners, vigorously support our offerings;
•	the success of our sales force;
•	whether healthcare providers believe such diagnostic assays provide clinical utility;
•	whether the medical community accepts that such diagnostic assays are sufficiently sensitive and specific to be meaningful in-patient care and treatment decisions;
•	our ability to continually source raw materials, BCTs, shipping kits and other products that we sell or consume in our manufacturing process that are of sufficient quality and supply;
•	our ability to provide high quality testing within the turn-around time stated;
•	our ability to maintain and gain certifications with regulatory agencies;
•	our ability to continue to fund planned sales and marketing activities; and
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

We also face competition from companies that offer products or are conducting research to develop products for CTC or ctDNA assays in various cancers. CTC and ctDNA products, assays and services represent a new area of science and we cannot predict what products or assays others will develop that may compete with or provide results similar or superior to the results we are able to achieve with the products or assays we develop. Competitors include but are not limited to companies such as Atossa, Qiagen, Roche, Guardant Health, Cancer Genetics, Agena Bioscience, Alere (Adnagen), Illumina, Grail, Apocell, EPIC Sciences, Clearbridge Biomedics, Biodesix, Thermo Fisher Scientific, Foundation Medicine, Neogenomics, Cynvenio Biosystems, Genomic Health, Fluxion Biosciences, RareCells, ScreenCell, Menarini Silicon Biosystems, Sysmex, Natera, Inc, Circulogen, Angle PLC, Caris Life Sciences, Archer DX, and Tempus. Some of these groups, in addition to operating research and development laboratories, are establishing CLIA-certified testing laboratories while others are focused on selling equipment and reagents.

There are a number of companies which are focused on the oncology diagnostic market, such as Agendia and Genoptix, who while not currently offering CTC or ctDNA assays are selling to the medical oncologists and pathologists and could develop or offer CTC or ctDNA assays. Large laboratory services companies such as Quest and LabCorp provide more generalized cancer diagnostic assays and testing but could also offer a CTC or ctDNA assay service. Companies like Abbott and Danaher and others could develop equipment or reagents in the future as well. Currently, companies like Streck, Qiagen, Roche and Exact Sciences offer BCTs, and in the future, companies like Covidien, Beckton Dickinson, Thermo Fisher, and other large medical device companies may develop BCTs as well.

There are a number of companies that are focused on the oncology diagnostic market such as Illumina, Biorad, Sysmex, Precipio, Qiagen and Thermo Fisher Scientific that are selling equipment and reagents kits for ctDNA assays and assay panels to laboratories that are developing tests that are marketed to medical oncologists and pathologists.

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

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. Our research and development expenses were $3.4 million for the year ended December 31, 2017 and $3.2 million for the nine month period ended September 30, 2018, and our sales and marketing expenses were $6.3 million and $4.5 million, respectively. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current products, assays and services and our planned future products, assays and services, continue to establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we need to generate significant revenues in order to achieve sustained profitability.

*If medical oncologists, surgical oncologists, pulmonologists, urologists, pathologists and other physicians or health care practitioners decide not to order our current or planned future assays, or if laboratory supply distributors or their customers decide not to order our current or planned future products, we may be unable to generate sufficient revenue to sustain our business.

To generate demand for our current products, assays and services and our planned future products, assays and services, we will need to educate medical oncologists, surgical oncologists, pulmonologists, pathologists, and other physicians and other health care professionals, as well as laboratory and medical equipment suppliers, on the clinical utility, benefits and value of the products, assays and services we provide through published papers, presentations at scientific conferences, educational programs and one-on-one education sessions by members of our sales force. In addition, we need to demonstrate to medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians of our ability to obtain and maintain coverage and adequate from third-party payers. Unless an adequate number of medical practitioners order our current assays and our planned future assays, or unless an adequate number of laboratory supply distributors order our current and planned future products, we will likely be unable to create demand in sufficient volume for us to achieve sustained profitability.

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

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Michael W. Nall, our Chief Executive Officer and President, Lyle J. Arnold, Ph.D., our Senior Vice-President of Research & Development and Chief Scientific Officer, Michael Terry, our Senior Vice President Corporate Development, Edwin Hendrick, Senior Vice President Chief Commercial Officer, and Timothy C. Kennedy, our Chief Financial Officer, Senior Vice President of Operations and Secretary. The collective efforts of each of these persons and others working with them as a team are critical to us as we continue to develop our technologies, products, services, assays and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our executive management team each have employment agreements, however, the existence of an employment agreement does not guarantee retention of members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We do not maintain “key person” life insurance on any of our employees.

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

We currently manufacture our proprietary microfluidic channels at our San Diego facility and are in the process of evaluating the option of an outsourced manufactured channel. We believe we currently have adequate manufacturing capacity for our microfluidic channels, however, we believe outsourcing could lead to lower costs.  If demand for our current products, assays and services and our planned future products, assays and services increases significantly, we will need to either expand our manufacturing capabilities or outsource to other manufacturers. If we or third-party manufacturers engaged by us fail to manufacture and deliver our microfluidic channels or certain reagents in a timely manner, our relationships with our customers could be seriously harmed. We cannot assure you that manufacturing, or quality control problems will not arise as we attempt to increase the production of our microfluidic channels or reagents or that we can increase our manufacturing capabilities and maintain quality control in a timely manner or at commercially reasonable costs. If we cannot manufacture our microfluidic channels consistently on a timely basis because of these or other factors, it could have a significant negative impact on our ability to perform assays and generate revenues.

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

Approximately 39% and 39% of total net revenues during the year ended December 31, 2017 and the nine month period ended September 30, 2018, respectively, were associated with Medicare reimbursement. Approximately 19% and 14% of total net revenues during the year ended December 31, 2017 and the nine month period ended September 30, 2018, respectively, were associated with Blue Cross Blue Shield reimbursement, and approximately 12% and 15% of total net revenues during the year ended December 31, 2017 and the nine month period ended September 30, 2018, respectively, were associated with United Healthcare reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare, Blue Cross Blue Shield, and United Healthcare covered-portions of our current assays and our planned future assays would, without such contracted payer reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our assays. Because our laboratory is in California, the regional MAC for California is the relevant MAC for all our assays. The previous MAC for California, Palmetto, which is contracted with CMS to administer the MolDx program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our assays is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 76% and 75.7% of all billable cases received during the year-ended December 31, 2017 and the nine month period ended September 30, 2018, respectively, relate to our Target-Selector biomarker assays, we continue to receive orders for traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. The CTC enumeration counts disease burden and is a prognostic assay, and although valuable, it does not meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector assays.

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

We had outstanding 4,061,428 shares of common stock as of November 8, 2018, of which no more than 23,045 are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of November 8, 2018, we had outstanding options to purchase 114,641 shares of our common stock, 360 shares of common stock were issuable upon the settlement of outstanding restricted stock units, or RSUs, and 4,814,927 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options or upon the settlement of outstanding RSUs generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

Exhibit No.	Description of Exhibit
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

4.22	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2018).
4.23	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2018).
10.1

Biocept, Inc. Amended and Restated 2013 Equity Incentive Plan, Form of Stock Option Grant Notice, Option Agreement, Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit agreement for use thereunder (incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8, filed with the SEC on October 19, 2018).

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

BIOCEPT, INC. (Registrant)

Date: November 14, 2018	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Timothy C. Kennedy
Timothy C. Kennedy
Chief Financial Officer, Senior Vice President of Operations
(Principal Financial and Accounting Officer)