Form 10-K
period 2018-12-31
BIOCEPT INC
filed 2019-03-29
CIK 1044378

Thanks, M

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2018, was $13,554,726.

The number of shares of Registrant’s Common Stock outstanding as of March 25, 2019 was 18,817,076.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K. Except for the portions of the Proxy Statement specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

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

Our current assays and our planned future assays focus on key solid tumor indications utilizing our Target-SelectorTM liquid biopsy technology platform for the biomarker analysis of CTCs and ctDNA from a standard blood sample. Our patented Target-Selector CTC offering is based on an internally developed microfluidics-based cell capture and analysis platform, with enabling features that change how information provided by CTC testing is used by clinicians. Our CTC technology could also be validated on cerebral spinal fluid in order to provide information for patients with central nervous system (CNS) tumors both primary and metastatic. Our patented Target-Selector ctDNA technology enables detection of mutations and genome alterations with enhanced sensitivity and specificity, and is applicable to nucleic acid from ctDNA, and could potentially be validated for other sample types such as bone marrow, pleural effusions, ascitic fluid, tissue (surgical resections and/or biopsies) or cerebrospinal fluid. Our Target-Selector CTC and ctDNA platforms provide both biomarker detection as well as monitoring capabilities and require only a patient blood sample. In January 2019, we began offering Research Use Only, or RUO, liquid biopsy kits containing our patented and proprietary Target Selector testing to laboratories and researchers worldwide.

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and accredited by the College of American Pathologists, or CAP. We also performed the research and development that led to our current assays, and continue to perform for our planned assays, at this same facility. In addition, we currently manufacture our microfluidic channels, related equipment and certain reagents, but are currently evaluating outsourcing certain manufacturing activities in the near term to reduce costs and improve efficiency. The assays we offer and intend to offer are classified as laboratory developed tests, or LDTs, under CLIA regulations. CLIA certification is required before any clinical laboratory, including ours, may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, or treatment of disease or the assessment of health. In addition, we participate in and have received CAP accreditation, which includes rigorous bi-annual laboratory inspections and requires adherence to specific quality standards.

Our primary sales strategy is to engage medical oncologists and other physicians in the United States at private and group practices, hospitals, laboratories and cancer centers. In addition, we market our clinical trial and research services to pharmaceutical and biopharmaceutical companies and clinical research organizations. Additionally, commencing in October 2017, our pathology partnership program, branded as Empower TCTM, provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results and is available to pathology practices and hospital systems throughout the United States. Further, sales to laboratory supply distributors of our proprietary blood collection tubes, or BCTs, commenced in June 2018, which allow for the intact transport of liquid biopsy samples for RUO from regions around the world.

Our revenue generating efforts are focused in three areas:

•

medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians who use the biomarker information we provide in order to determine the best treatment plan for their patients;

•	providing laboratory services utilizing both our CTC and ctDNA testing in order to help pharmaceutical and biopharmaceutical companies developing drug candidate therapies to treat cancer; and
•	licensing and/or selling our proprietary testing and/or technologies to partners in the United States and abroad.

We plan to grow our business by directly offering medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians our Target-Selector liquid biopsy CTC and ctDNA assays. Based on our product development data, as well as discussions with our collaborators, we believe that our planned future assays should provide important information and clinical value to physicians. In particular, CTC and ctDNA assays could deliver important, actionable information not provided by other assays. For example, the historic clinical CTC test is the United States Food and Drug Administration, or FDA, approved CellSearch® test (formerly Janssen Diagnostics, now owned by Menarini Silicon Biosystems), which provides CTC enumeration, but is not FDA approved to perform biomarker analysis. We believe our ability to rapidly translate research insights about the utility of cytogenetic, immunocytochemical and molecular biomarkers to provide information to medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians for treatment decisions in the clinical setting will improve patient treatment and management, and that these assays will become a key component of the standard of care for personalized cancer treatment.

Market Overview

Cancer Market Overview

Despite many advances in the treatment of cancer, it remains one of the greatest areas of unmet medical need. According to the World Cancer Report 2014, cancers figure among the leading causes of morbidity and mortality worldwide, and according to the World Health Organization, there were approximately 14 million new cases and 8.8 million cancer related deaths in 2015. The number of new cases is also expected to rise by approximately 70% over the next two decades. According to the World Health Organization, the most common causes of cancer death are cancers of the lung (21%), liver (10%), colon (9%), stomach (9%), and breast (7%). The incidence of, and deaths caused by, the major cancers are staggering. According to the National Cancer Institute, there were approximately 266,000 new cases of breast cancer and approximately 234,000 new cases of lung cancer diagnosed in the United States in 2018, with over 3.9 million patients who have had a diagnosis of these cancers and are either living with these diseases and are undergoing treatment or are being monitored. For example, in breast cancer, many women have been deemed cancer-free, but continue to undergo periodic monitoring to assure there has been no disease recurrence. Our commercialized assays and our other planned future assays only require a readily accessible standard blood sample and thus may be used to help manage these patients, including supporting the selection of appropriate treatment, at multiple time points during the course of their disease. Because our assays require only a standard blood sample, they can be particularly useful when there is no currently available biopsy or surgical material, as is often the case in lung cancer, even at the time of initial evaluation. This is also the case with breast and lung cancers once surgical resection of the tumor has taken place and treatment has been initiated. Patients with breast and lung cancer must often undergo surgical resection of their primary tumor as part of their treatment. Therefore, at the time of progression or recurrence there may be no ability to obtain a tissue biopsy. Additionally, many studies have shown that most tumors mutate during treatment and as the disease progresses, so information from the initial tumor tissue may not be relevant. Again, a significant benefit of our technology is that it allows physicians to assess the current status of the tumors on a real-time basis utilizing a standard blood sample or liquid biopsy.

The following data published by the National Cancer Institute shows estimated new cases and deaths for 2017, and prevalence in 2013, in the United States for the major solid cancers types:

Cancer Type	Est. Incidence (New Cases/Year- 2017)	Est. Mortality (Deaths/Year-2017)	Est. Prevalence (Diagnosed and Alive as of 2013)**
Bladder	79,030	16,870	708,444
Breast*	252,710	40,610	3,418,124
Cervical	12,820	4,210	257,524
Colorectal*	95,520	50,260	1,332,085
Endometrial	61,380	10,920	***
Gastric*	28,000	10,960	82,256
Kidney	63,990	14,000	505,380
Lung*	222,500	155,870	541,035
Melanoma*	87,110	9,730	1,332,085
Ovarian	22,440	14,080	224,940
Pancreatic	53,670	43,090	68,615
Prostate*	161,360	26,730	3,120,176
Thyroid	56,870	2,010	765,547

*	Areas where we currently have assays or active development programs.
**	Includes active disease and disease-free.
***	National Cancer Institute data is unavailable for 2013. 2010 data indicates an estimated prevalence of 600,346.

In addition to the human toll, the financial cost of cancer is overwhelming. An independent study published in 2010 and conducted jointly by the American Cancer Society and LIVESTRONG ranked cancer as the most economically devastating cause of death in the world - estimated to be as high as $1.4 trillion globally. According to the National Cancer Institute, the direct cost of cancer care in the United States in 2017 was over $147 billion.

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

Given the incidence of cancer in the United States, with an estimated 1,700,000 new cases in 2018 for the major solid tumors targeted by our planned future assay products, the markets for our current and planned future cancer diagnostic assays are very large. Furthermore, these market opportunities are even greater due to the benefits of CTC and ctDNA testing, including not only the ability to offer physicians a simple way to augment an initial tumor biopsy analysis but also to provide a means for relatively frequent monitoring of the tumor’s molecular status, utilizing a standard blood sample as a “liquid biopsy.” The latter application enables the physician to determine if or how a tumor is changing over time or is responding to therapy and what the next treatment should be. For example, in the United States, the incidence of new cases of breast cancer alone is estimated to be over 266,000 in 2018, and the prevalence of this disease is over 2.8 million (the number of women with a history of breast cancer in the United States, including women being treated and women who have finished treatment), with an estimated 330,000 lumpectomies performed annually in the United States. Of these lumpectomies, 20% need to be repeated because on pathological examination it is shown the procedure did not result in “clean margins,” thus suggesting the entire tumor was not removed, according to a Johns Hopkins report. If a CTC assay were performed at the time of initial diagnosis, at the time of surgery, or in lieu of, or as an adjunct to, a PET/CT scan (as a CTC assay has the potential to identify a single tumor cell in a blood sample, while a scan requires a tumor mass of millions of cells to be detectable), to monitor disease progression or test for recurrence, thousands of assays, in breast cancer alone, could be performed per year with still relatively low market penetration.

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

Our Business Strategy

We provide medical oncologists, surgical oncologists, pulmonologists, urologists, integrated oncologists, naturopathic doctors, pathologists and other physicians with a straightforward means to profile and characterize their patients’ tumors on a real-time basis by analyzing CTCs and ctDNA found in standard blood draws. Biomarkers are currently detected and analyzed primarily in tissue biopsy specimens. We believe that our technology, which not only provides information on CTC enumeration but also the assessment of treatment-associated biomarkers identified within the CTCs or in ctDNA, will provide information to physicians that improves patient treatment and management and will become a key component of the standard of care for personalized cancer treatment.

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

•

Scale our internal sales and marketing capabilities. Our direct sales force with specialized experience in cancer diagnostic testing focuses on key identified territories in order to provide geographic coverage throughout the United States. At December 31, 2018, we had 10 sales representatives, and depending on our assay volume, we expect to increase this group to 20-25 within two years and potentially 30-35 within five years. This team will educate physicians directly on the benefits of our assays and the clinical data supporting them, as well as provide support to and serve as technical specialists for our partners. In addition to our internal efforts, we are actively seeking commercial partnerships that can increase our market reach.

•

Develop and expand our collaborations with leading university hospitals and research centers. We collaborate with key thought leaders, physicians and clinical researchers, including those at Sarah Cannon Research Institute, University of Colorado, the University of California, San Diego, the John Wayne Cancer Institute, Columbia University, Johns Hopkins Medical Institute, MD Anderson Cancer Center, Oregon Health Sciences University, Yale University, Dana Farber Cancer Center, St Luke’s Health System, Vanderbilt University, University of Texas Southwestern Medical Center, and Georgetown University. Our collaborations enable us to test new technologies, validate the effectiveness and utility of our planned future assays in a clinical setting and provide us access to clinically well-characterized and highly annotated patient data. These samples and data accelerate our validation process and facilitate the testing and refinement of our planned new assays.

•

Enhance our efforts in reaching and educating medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians about CTC and ctDNA assays. According to the State of Cancer Care in America 2014 Report, published in the Journal of Oncology Practice in March 2014, there were approximately 13,400 medical oncologists in the United States or 16,500 if gynecologic and pediatric oncologists are included. With the support of our key thought leader collaborators, we intend to focus on medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians who treat cancer patients by targeting our sales and marketing efforts on this important customer segment. We believe this will expand and optimize the oncology testing services and personalization of cancer treatment provided by medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians so that they can better serve their cancer patients.

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

Our current Target-Selector molecular assays enable, and we anticipate our planned future CTC and ctDNA assays will each enable, detailed analysis of a patient’s cancer utilizing a standard blood sample, facilitating testing at any time, including when a biopsy is not available or inconclusive, offering real-time monitoring of the cancer and the response of the cancer therapy, and allowing medical oncologists, surgical oncologists, pulmonologists, urologists, integrative oncologists, naturopathic doctors and  pathologists and other physicians to select timely modifications to treatment regimens. Because CTCs and ctDNA are derived from the primary tumor or its metastases, they function as surrogates for the tumor, with the advantage of being readily accessible in a standard blood sample. This is especially important in situations where a biopsy is not available or advised. The simplicity of obtaining a standard blood sample permits repeat testing in a monitoring mode to detect recurrence or progression and to offer information on treatment modifications based on a current assessment of the cancer’s properties. A key advantage to using Biocept is our ability to interrogate both CTC and ctDNA biomarker targets.

Our current Target-Selector assays each provide and we anticipate our planned future assays will each provide more information than competitors’ existing tests, as a result of being able to provide biomarker results for both ctDNA and CTCs. We anticipate that such additional biomarker information will enable a physician to develop a personalized treatment plan. By including biomarker information in our analysis, in addition to CTC enumeration, our current assays and our planned future assays are designed to provide a more complete profile of a patient’s disease than existing CTC or ctDNA. We intend for our assays to contain actionable information to assist physicians in selecting appropriate therapies for individual patients. Our ctDNA assays are expected to offer enhanced sensitivity and specificity based on our patented technology, enabling earlier detection of therapy-associated mutation targets or resistance markers, again supporting treatment decisions.

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

Collaborative relationships with physicians at MD Anderson Cancer Center, Yale University, Oregon Health Sciences University, Sarah Cannon Research Institute, University of Colorado, the University of California, San Diego, the University of Minnesota, the John Wayne Cancer Institute, Columbia University, Johns Hopkins Medical Institute, Vanderbilt University, University of Texas Southwestern Medical Center, St. Josephs of Orange, St. Luke’s Cancer Center, and Georgetown University. We have worked closely with a number of physicians at institutions on various collaborative projects in different cancer types including breast, NSCLC, prostate, colorectal, ovarian, bladder, renal and endometrial. These projects provide us access to leading researchers, clinicians and key thought leaders, access to valuable patient samples and insight into clinical applications for our assays. Some of these projects have resulted in publications in leading journals, such as Cancer Discovery and Cancer Medicine, which enhances our standing in the oncology community and supports our marketing efforts.

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

Our Assays, Products and Services

Assays, Products and Services

We currently offer and conduct our commercialized diagnostic assays and offer our clinical trial services at our CLIA-certified, CAP-accredited and state-licensed laboratory. We have commercialized our Target-Selector assays for a number of solid tumor indications such as: breast cancer, NSCLC, gastric cancer, colorectal cancer, prostate cancer, melanoma, pancreaticobiliary cancer, and ovarian cancer. These assays utilize our dual CTC and ctDNA technology platforms and provide biomarker analysis from a patient’s blood sample.

Our current assays and our planned near-term cancer diagnostic assays and clinical trial services include:

•

CTC and ctDNA Testing. Our current assays and our other planned cancer diagnostic assays are based on our Target-Selector technologies and are currently intended to be performed only in our clinical laboratory. After completing testing, we or our partners provide our customers with an easy to understand report that describes the results of the analyses performed, which is designed to help medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians make better decisions about the treatment of their patients.

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

In October 2017, we launched our pathology partnership initiative, branded as Empower TC, expanding access of our proprietary liquid biopsy testing to community pathologists and hospitals throughout the United States. The aim of this program is to incorporate community pathologists into the review of biomarkers found in liquid biopsy for patients diagnosed with cancer. Pathologists are now enabled to interpret our liquid biopsy results locally, while patient specimens will continue to be sent to us for processing in our CLIA-certified, CAP-accredited high complexity laboratory. In February 2019 we launched Version 2 of Empower TC which is intended to expand the capabilities of the program to allow for more tests to be interpreted by local pathologists.

We intend to continue to commercialize cancer diagnostic assays in the United States as LDTs performed in our CLIA-certified, CAP-accredited, and state-licensed laboratory. We plan to evaluate potential opportunities for the commercialization of our products in other countries. We believe the Target-Selector technology can be used for molecular biomarker screening, marked as RUO test kits.

We launched the first of our RUO Target Selector kit products, ctDNA EGFR, in January 2019. Additionally, we plan to evaluate opportunities for licensing of our products and proprietary technologies to partners in the United States and abroad.

In December 2018, we entered into a Software License and Laboratory Data Supply Agreement with Prognos, Inc., an innovator in predicting disease by applying artificial intelligence (AI) to clinical laboratory diagnostics. Under the agreement, we will supply de-identified data from its liquid biopsy testing to Prognos, which will leverage its AI capabilities to help its pharmaceutical clients ensure that the right patients receive the right therapies. This agreement could provide revenue sharing opportunities in future periods.

We also expanded our prostate panel offerings as a key element for growing the demand for our testing among urologists, including the AR-V7 assay which helps physicians determine if patient should stay on hormone therapy or switch to chemotherapy, as well as PTEN, MET, MYC, and EGFR assays which provide valuable prognostic information to the aggressiveness of a patient’s prostate cancer.

Pharmaceutical, Research and Health Economic Collaborations

We continue to execute on our strategies intended to expand our business globally, as well as to engage with pharmaceutical companies on clinical trials and assay development. We have preferred provider agreements in place in Mexico with Quest Diagnostics to support testing for Astra Zeneca. In addition, we have distribution agreements in place in Mexico, Uruguay, Turkey, the Czech Republic, Columbia, Israel and Canada.

In March 2013, we published a study in Cancer Medicine in collaboration with a group of breast cancer surgeons, pathologists and basic researchers at The University of Texas MD Anderson Cancer Center. In this study, our assay, and a version adapted for use with bone marrow samples, demonstrated the ability to identify HER2 positive CTCs and disseminated tumor cells (DTCs) seen in the bone marrow of patients who had been previously classified as HER2 negative by tumor tissue analysis. A HER2 positive result in a patient with breast cancer provides an indication to the physician that there is likely to be a survival benefit from treatment with Herceptin®, as demonstrated in a number of large clinical studies.

As a follow up to the CTC findings published in Cancer Medicine, we were involved in a clinical study led by investigators at the Dana-Farber Cancer Institute. Study enrollment was completed. During the screening phase of this study, our CLIA-certified, CAP accredited laboratory tested blood samples from a cohort of patients with HER2 negative tissue status, with the aim to identify those patients that have individuals with HER2 positive CTCs. These patients were then assigned to chemotherapy plus Herceptin®.  Additional CTC testing with HER2 FISH biomarker analyses were performed at subsequent time points. At the December 2014 San Antonio Breast Cancer Symposium, we presented findings of 311 patients tested with HER2 negative tissue status, where 22% had CTCs with HER2 gene amplification at disease progression. HER2 gene amplification subsequently categorized these patients as potential candidates for anti-HER2 therapy as the cancer evolved. Moreover, our multi-antibody CTC capture method identified a substantial subset of patients who would not likely have had detectable CTCs with commonly used CTC capture technologies. This added 10% (included in the 22%) to the number of women who were candidates for this highly specific targeted therapy.

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

In September 2015, we presented the clinical validation data of our ctDNA assay in collaboration with the University of California, San Diego.  The results demonstrated a very high level of concordance to tissue results (88%), together with >95% analytical sensitivity and 99% analytical specificity, supporting our offering of a validated, robust non-invasive solution for mutation identification and monitoring in patients with lung cancer. Subsequent FDA approval of Tagrisso®, a third-generation tyrosine kinase inhibitor, presented an opportunity for patients to be monitored using a ctDNA assay.

During 2016, we announced a pharmaceutical collaboration agreement that provides testing for a clinical trial, which includes metastatic lung cancer patients with leptomeningeal or brain metastases. In this exploratory trial, we tested both cerebrospinal fluid and blood for molecular alterations that could be impacted by treatment. A second pharmaceutical collaboration was announced in 2016, which entails a milestone-based assay development project focused on hepatocellular carcinoma (HCC), or liver cancer. Custom assays utilizing both our CTC and ctDNA technologies were developed for identifying specified biomarkers and capturing HCC CTCs for potential clinical trial use.

In April 2016, we announced a study collaboration with Dr. Giuseppe Giaccone at the MedStar Georgetown University Hospital to assess resistance biomarkers in non-small cell lung cancer (NSCLC) patients treated with EGFR inhibitors or chemotherapy. Later in 2016, we announced another collaboration involving a study presented at the European Society for Medical Oncology, or ESMO, Annual Congress in October 2016, evaluating the detection of EGFR alterations (del19, L858R and T790M) by our Target-Selector liquid biopsy. Subsequent to this study, we have earned business in both Mexico and Columbia for EGFR testing in blood to qualify patients for a pharmaceutical company’s targeted therapy. The relationship also resulted in a study initiated during the following year that includes peripheral blood CTC assessment of PD-L1 protein expression in patients undergoing chemotherapy as a monotherapy or in combination with a checkpoint inhibitor. In December 2016, we announced a clinical study agreement with Columbia University Medical Center to evaluate the clinical utility of our Target-Selector platform to diagnose leptomeningeal metastases, or LM, in breast cancer patients. This work was expanded in the fourth quarter of 2018 to include patients with other primary solid tumor types. Dr. Kevin Kalinsky leads this study to test CTCs in cerebrospinal fluid and blood, where CTC analysis will be compared to standard methods for confirming LM diagnosis.

In May 2017, we entered into a clinical study agreement with the University of Texas Southwestern Medical Center. Led by recognized oncologist and ALK alteration researcher, Dr. Saad Khan, the study is designed to evaluate the clinical utility of our Target-Selector platform for patients diagnosed with ALK-positive NSCLC and treated with ALK-inhibitor therapy. A second arm of the study will evaluate patients with rare cancers such as anaplastic thyroid cancer to determine if genetic drivers such as ALK rearrangements can be identified and treated with targeted therapy to improve patient outcomes.

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

We submitted a scientific abstract in November 2017 in collaboration with Dr. Shilpa Gupta from the Masonic Cancer Center at the University of Minnesota. The abstract was accepted as a poster presentation for the April 2018 American Association for Cancer Research annual meeting. The results demonstrate proof-of-concept use of our Target-Selector CTC platform to correlate CTC count with clinical responses in refractory testicular cancer patients undergoing therapy. This work is part of a Phase 2 clinical trial of brentuximab vedontin (an anti-CD-30 antibody) with bevacizumab in refractory CD-30 + germ cell tumors. The capability for our Target-Selector CTC platform to monitor this rare cancer type presents the potential for a precision medicine-based approach to guide treatment decisions for these patients.

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

During the first half of 2018, three key case studies were published in peer-reviewed journals. In April, the 2018 spring issue of Oncology & Hematology Review featured a case report demonstrating the clinical utility of our CTC platform whereby identification of an ALK rearrangement enabled sequential targeted therapy and improved quality of life in a patient with NSCLC.  This case illustrated the use of our technology to monitor therapeutic response and early detection of drug resistance to manage patient disease through the course of treatment with various ALK inhibitors. A Letter to the Editor in the May 2018 issue of Journal of Thoracic Oncology described the identification of a ROS1 rearrangement by Biocept CTC analysis using FISH (fluorescent in situ hybridization). The ROS1 translocation was concordant with tissue biopsy. In contrast, next-generation sequencing analysis of plasma by another vendor failed to detect the genetic alteration in the patient with lung cancer. Also, in May 2018, a case report describing the application of our CTC technology in the management of metastatic breast cancer was published in Clinics in Oncology.  This work described a patient with recurrent breast cancer where numerous tissue-based evaluations of the individual’s bone-only metastases had repeated challenges or inclusive results.  HER2 amplification detected in CTCs from blood provided crucial information towards changing treatment strategies to include anti-HER therapy, consequently extending and improving the patient’s quality of life. Each of the three published cases provide real-life examples in lung and breast cancer towards establishing the importance of liquid biopsy to identify and monitor clinically actionable biomarkers to improve outcomes of patients with cancer.

In July 2018, we announced a collaboration involving two studies with the University of California, San Diego. Each of the two studies will enroll 100 patients with solid tumors, for a total of 200 patients. One study will assess the feasibility of using our CTC and ctDNA methodologies to predict post-resection disease recurrence in patients with Stage II or III cancer, and the other study will use our technology to predict response to therapy in patients with metastatic disease. Dr. Rebecca Shatsky and Dr. Razelle Kurzrock are the investigators key to both studies.

In August 2018, we announced a Quality Improvement Initiative with Highmark Health to help improve molecular testing rates of NCCN Category I Guidelines for NSCLC. The Initiative aims to improve health outcomes by using liquid biopsy to more rapidly assess a patient's actionable biomarker status towards selecting appropriate therapy, while reducing the overall cost of care. The project will evaluate at least 100 patients in the Highmark Health-affiliated Allegheny Health Network (AHN) Cancer Institute. Patients will receive our CTC and ctDNA testing in addition to tissue biopsy with the goal of obtaining biomarker status results for a higher percentage of patients compared to standard testing.

Two scientific posters featuring the Target Selector™ CTC and ctDNA platforms were presented in September 2018 at the International Association for the Study of Lung Cancer (IASLC) 19 th World Conference on Lung Cancer. Data from these clinical studies demonstrate the ability of our technology to detect and monitor CTC counts and actionable biomarkers in both blood and cerebrospinal fluid (CSF) of patients with advanced NSCLC. The first poster described interim results of a collaboration with Dr. Janakiraman Subramanian at the Saint Luke’s Cancer Institute in Kansas City, Missouri. This study evaluates CTC enumeration in advanced stage NSCLC patients before and during the course of chemotherapy. Interim data suggest that CTC counts may have prognostic and predictive potential to assess therapeutic benefit. The second poster was in collaboration with Kadmon Corporation, featuring CTC and ctDNA analyses and monitoring in the CSF of NSCLC patients with leptomeningeal metastases who were treated with tesevatib in Kadmon’s clinical trial KD019-206. In this study, alterations detected in the CSF of patients were concordant with original tissue biopsies, and serial monitoring of CTCs and ctDNA biomarkers in CSF were consistent with the overall clinical.

A case series manuscript was submitted in December 2018 for consideration as a peer-reviewed journal article in Clinics in Oncology. The paper has been accepted for publication and is expected to be released in the first half of 2019. The work highlights the clinical utility of liquid biopsy to stratify patients who may benefit from targeted therapy, describing three patients with metastatic NSCLC for whom tissue biopsy was insufficient for molecular profiling. In all three cases, our

ctDNA liquid biopsy analyses detected an activating EGFR mutation. EGFR tyrosine kinase inhibitor therapy subsequently was initiated. Complete response lasting approximately two years was observed in one patient. For two patients, our ctDNA testing was performed at signs of clinical progression and Osimertinib was administered upon our liquid biopsy identification of the EGFR T790M resistance marker. In sum, patient survival was dramatically extended in all cases presented where targeted therapies were prescribed based on liquid biopsy results.

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

In August 2018, we entered into a quality initiative program with Highmark and Alleghany Health Network as a result of the Caresourcing Workgroup. The focus is to improve access to molecular testing to members with a diagnosis of lung cancer. Enrollment begin in August 2018 and has been steadily increasing.

We have been working on validation for the Oncomine NGS lung cancer panel in collaboration with Thermo Fisher Scientific. This panel will require an LCD for reimbursement and we started that process with a meeting with MOLDx in November 2018. We expect to have validation and a complete dossier submitted by the second quarter of 2019.

We are currently contracted with nine preferred provider organization networks, three large health plans, and five regional independent physician associations, and expect to continue to gain contracts in order to be considered as an “in-network” provider with additional plans.

Laboratory Testing

From our CLIA-certified laboratory in San Diego, California, we provide test results from our current and planned CTC and ctDNA assays to medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians in community hospitals, cancer centers, group practices and offices. At the federal level, clinical laboratories, such as ours, must be certified under CLIA in order for us to perform testing on human specimens. Our laboratory is also accredited by CAP, which is one of six accreditation organizations approved by the Centers for Medicare & Medicaid Services, or CMS, under CLIA. Our clinical laboratory is located in California and we hold the requisite license from the California Department of Public Health to operate our laboratory. In addition, we hold licenses issued by the states of Maryland, Pennsylvania and Rhode Island to test specimens from patients in those states or received from ordering physicians from those states. In addition, our clinical reference laboratory is required to be licensed on a product-specific basis by New York as an out of state laboratory and our products, as LDTs, must be approved by the New York State Department of Health before they are offered in New York. As part of this process, the State of New York requires validation of our assays. We are currently in the process of addressing the requirements for licensure in New York, and we have obtained all required licenses and approvals in all other states requiring licensure of out-of-state laboratories.

Clinical Study Biomarker Testing Services

Industry research has revealed that many promising drugs have produced disappointing results in clinical trials. For example, a study by Princess Margaret Hospital in Toronto estimated that over a five-year study period 85% of the new therapies for solid tumors which were tested in early clinical trials in the United States, Europe and Japan failed, and that of those that survive through to Phase III trials, only a third will actually be approved. Given such a high failure rate of oncology drugs in clinical development, combined with constrained budgets for pharmaceutical and biopharmaceutical companies, there is a significant need for drug developers to utilize molecular diagnostics to help decrease these failure rates. For specific molecular-targeted therapeutics, the identification of appropriate biomarkers may help to optimize clinical trial patient selection and success rates by helping clinicians identify patients that are most likely to benefit from a therapy based on their individual genetic profile.

In addition to testing for physicians and their patients, we offer liquid biopsy testing services to help increase the efficiency and economic viability of biomarker analysis pertinent to clinical trials conducted by pharmaceutical and biopharmaceutical companies and clinical research organizations. Our liquid biopsy testing services are aimed at developing customizable assays and techniques utilizing CTC and ctDNA technologies to provide sensitive, real-time characterization of an individual patient’s tumors using a standard blood sample. These assays may be useful as, and ultimately developed into, companion diagnostics associated with a specific therapeutic. Additionally, through our services, we may gain further insights into biomarkers for disease progression and drug resistance, as well as those associated with current drug development efforts, which we can incorporate into assays.

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

We currently offer 18 assays that are available for clinical use that have completed all four stages of the development protocol. Other assays for both CTCs and ctDNA are in earlier stages of development. Markers for such assays include, but are not limited to, ESR1 and a multiplexed assay.

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

Development of automation throughout the assay process, but particularly at the visual evaluation steps, which include enumeration, any ICC for biomarkers beyond those used to identify CTCs, for example protein biomarkers, and FISH analysis, is a way to drive efficiencies, reduce costs, speed up turnaround time, and generate more reliable, uniform, and in some cases more sensitive data. We have implemented an automation solution for the visual analysis, which has been validated and implemented in our CLIA laboratory. We have also adapted a semi-automated system for the separation, processing and washing steps before running a sample on the microfluidic channel, which has also been validated and implemented in the CLIA laboratory. We are currently implementing further steps in automation, including pipetting. We believe these measures will reduce costs and time as well as allow for higher-throughput as sample volumes increase.

•	Development of Second Generation Platform for CTC Testing

We are continuing to evaluate and develop techniques for CTC capture that take advantage of our antibody enrichment cocktail and our staining technology to modify our current CTC process into a simpler IVD testing kit format. In addition to reducing internal costs, such an advance would enable us to offer a testing kit format that can access the worldwide CTC testing market. We believe that the distribution of such kits could create a new business opportunity for us.

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

Additional studies were conducted in breast and other tumor types, including lung, prostate and colorectal cancers, utilizing patient samples for comparison to the CellSearch® system. In head-to-head studies, our system detected cytokeratin positive CTCs in comparable numbers of breast cancer patients, and in considerably more patients in the other cancer types (Cancer Discovery, December 2011). Moreover, the results clearly demonstrated that the use of our antibody enrichment cocktail enabled recovery of more CTCs compared to using only anti-EpCAM antibodies. These data served as a clinical validation study for CTC enumeration. When our staining is applied to detect cytokeratin-negative CTCs, we expect to see far more CTCs based on preliminary studies reported in a paper entitled “Detection of EpCAM-Negative and Cytokeratin-Negative CTCs in Peripheral Blood” appearing in the 2011 issue of the Journal of Oncology.

Our system has the added advantage of post-capture immunofluorescent, cytogenetic and molecular genomic analyses of the CTCs. Cells captured by Biocept’s proprietary Target-Selector system can be analyzed directly within the microfluidic channel, removing the need to re-deposit cells on a slide and thereby minimizing cell loss or damage. Furthermore, given the transparency of the microfluidic channel, captured cells can be immediately analyzed on a microscope. Together, these two important features allow for a very efficient process that is well suited for a laboratory developed test (LDT) performed in a CLIA laboratory. The post-capture analyses directed towards evaluation of biomarkers, are particularly important and valuable to physicians and patients since they focus on actionable information related to therapy selection. We have performed a number of clinical research studies in collaboration with The University of Texas MD Anderson Cancer Center investigators involving various tumor types, including breast, ovarian, endometrial, lung, colorectal, bladder and prostate cancers.

In a collaboration with physicians and researchers at The University of Texas MD Anderson Cancer Center, we evaluated matched samples of tumor tissue, blood for CTCs, and bone marrow for DTCs in recently diagnosed breast cancer patients to identify HER2 amplification. Positive HER2 status would indicate eligibility for HER2-targeted therapies like Herceptin®, a potentially life-saving treatment. These results were presented at both the 2011 and 2012 annual meetings of the American Society of Clinical Oncology. In a 95 patient study published in Cancer Medicine (2013, 2(2) 226-233), HER2 positive CTCs and/or DTCs were identified in 18.9% of cases in which the primary tumor was HER2 negative. In the same cohort of patients, only 12.6% were HER2 positive in their primary tumor. In other words, beyond the 12 (of 95) patients for whom traditional tumor tissue analysis had indicated benefit from Herceptin-based therapy, the Target-Selector assay detected HER2 gene amplification in 18 (of 95) patients who (despite the fact they were identified as being HER2 negative by primary-tumor testing) could benefit from Herceptin-based therapy. Patients classified as HER2 negative based on tumor tissue and found to have HER2 positive CTCs and/or DTCs were subsequently monitored by our collaborators at The University of Texas MD Anderson Cancer Center to assess their overall and progression-free survival. Tumor heterogeneity is one likely cause of the discordance for HER2 status between tumor tissue and our assay performed on blood and bone marrow samples. Tumor heterogeneity indicates an important clinical application for the CTC analysis with the Target-Selector assay. Our technology can use a standard blood sample to confirm and crosscheck tissue analysis performed by the pathologist at the time of biopsy or surgery, especially if HER2 negative.

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

Sales and Marketing

At December 31, 2018, our sales organization consisted of 10 sales representatives placed in strategic locations around the country that have high concentrations of cancer patients, and we may, depending on assay volume, potentially grow this number to 20-25 sales representatives within two years and to 30-35 within five years. We have defined sales territories and have hired sales professionals with extensive successful experience in clinical oncology sales or oncology diagnostic testing sales from leading biopharmaceutical, pharmaceutical or specialty reference laboratory companies. We plan on growing this specialized, oncology-focused sales force and supporting it with clinical specialists who bring significant technical knowledge in the use of CTC and ctDNA assays.

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

•

our ability to rapidly integrate new biomarkers, either validated in academic laboratories or of interest to pharmaceutical and biopharmaceutical companies in the context of their new therapies, into our current and planned future assays, facilitating the expansion of actionable information for medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians;

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

We believe that we compete favorably with respect to these factors, although we cannot assure you that we will be able to continue to do so in the future or that new products or assays that perform better than our current and planned future assays and services will not be introduced. We believe that our continued success depends on our ability to:

•	Expand and enhance our current and planned Target-Selector assays to provide clinically meaningful information in additional cancers;
•	work with clinicians to design and implement clinical studies that demonstrate the clinical utility of our products;
•	continue to innovate and maintain scientifically advanced technology including development and regulatory approvals;
•	successfully market and sell assays;
•	continue to comply with regulatory guidelines and obtain appropriate regulatory approvals in the United States and abroad as applicable;
•	continue to validate our pipeline of assays;
•	conduct or collaborate with clinical utility studies to demonstrate the application and medical value of our assays;
•	continue to seek to obtain positive coverage and reimbursement decisions from Medicare and private third-party payers;
•	continue to enter into sales and marketing partnerships;
•	maintain existing and enter into new research and clinical collaborations with key academic and clinical study groups;
•	continue to attract and retain skilled scientific, clinical, laboratory, and marketing personnel;
•	continue to participate in and gain clinical trial work through biopharma partnerships;
•	receive payment for the testing we provide for patients;
•	obtain patents or other protection for our technologies, assays and services; and
•	obtain and maintain our clinical reference laboratory accreditations and licenses.

Our principal competition comes from mainstream diagnostic methods, used by medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians for many years, which focus on tumor tissue analysis. The methods or behavior of medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians may be difficult to change regarding the use of our CTC and ctDNA testing, including molecular diagnostic testing, in their practices in conjunction with or instead of tissue biopsies and analysis. In addition, companies offering capital equipment and kits or reagents to local pathology laboratories represent another source of potential competition. These kits are used directly by the pathologist, which can facilitate adoption. Historically, we have focused our marketing and sales efforts on medical oncologists rather than pathologists, although commencing in October 2017, our Empower TC offering provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results and is available to pathology practices and hospital systems throughout the United States.

We also face competition from companies that offer products or are conducting research to develop products for CTC or ctDNA testing in various cancers. CTC and ctDNA testing is a new area of science and we cannot predict what assays others will develop that may compete with or provide results similar or superior to the results we are able to achieve with the assays we develop. Competitors include but are not limited to companies such as Atossa, Agena, Qiagen, Roche, Guardant Health, Menarini Silicon Biosystems, Alere (Adnagen), Illumina, Apocell, EPIC Sciences, Clearbridge Biomedics, Biodesix, Thermo Fisher Scientific, Foundation Medicine, Neogenomics, Cynvenio Biosystems, Genomic Health, Fluxion Biosciences, RareCells, ScreenCell, and Sysmex. Some of these groups, in addition to operating research and development laboratories, are establishing CLIA-certified testing laboratories while others are focused on selling equipment and reagents.

There are a number of companies which are focused on the oncology diagnostic market, such as Cancer Genetics, Caris, Neogenomics and Agendia, who while not currently offering CTC or ctDNA assays are selling to the medical oncologists and pathologists and could develop or offer CTC or ctDNA assays. Large laboratory services companies such as Quest and LabCorp provide more generalized cancer diagnostic testing but could also offer a CTC or ctDNA testing services. Companies like Abbott, Danaher, Qiagen, Thermo Fisher Scientific and others could develop equipment or reagents in the future as well.

Some of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex assays that payers, medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians could view as functionally equivalent to our current or planned future assays, which could force us to lower the list price of our assays and impact our operating margins and our ability to achieve and maintain profitability. In addition, technological innovations that result in the creation of enhanced diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians or medical providers to provide specialized diagnostic assays similar to ours in a more patient-friendly, efficient or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, we may be unable to increase or create market acceptance and sales of our current or planned future assays, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability.

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

As of December 31, 2018, we owned 31 issued patents and 18 patents pending related to our current technologies. Of these, 8 were issued and 5 were pending patents in the U.S., while 23 were issued and 13 were pending patents in non-U.S. territories. Separately, we also owned 7 issued patents related to our earlier microarray and cell analysis technology.

Microfluidic Channels. At December 31, 2018, we had 3 issued U.S. patents that are related to our current business, and in 2017 and 2018 we received an additional issued patent on our microfluidic channel in each of China and Hong Kong, respectively, in addition to our earlier allowances in Japan, Hong Kong, Europe, China, and South Korea, which cover our microfluidic channel technology. Further U.S. and foreign patent application are pending.

Blood Collection Tubes. In 2015, we received a U.S. patent related to our blood collection tubes, which contain reagents designed to prevent clumping of blood cells and CTCs that could clog the microfluidic channels and disrupt our assays.

Antibody Enrichment Cocktail. At December 31, 2018, we had 2 issued and 1 pending U.S. patent application, and 2 broadly issued European patents, as well as other corresponding foreign patent applications directed to our antibody capture cocktail technology. This technology includes using antibodies to a number of tumor-associated antigens from cancer cells of both epithelial and mesenchymal phenotype, as well as cancer stem cells.

Enhanced Staining. At December 31, 2018, we had 1 issued U.S. patent, 1 issued Chinese patent, and 1 issued Japanese patent, as well as corresponding foreign patent applications directed to this technology.

Target-Selector Mutation Detection Technology. At December 31, 2018, we co-owned 1 issued and 1 pending U.S. patent, 1 issued Australian patent, 1 issued Chinese patent, 1 issued Japanese patent, and 1 issued European (7 countries) patent, as well as with Aegea Biotechnologies, Inc., or Aegea. Under our agreement with Aegea, we have certain exclusive rights for oncology clinical testing and diagnostics as well as limited rights for oncology basic and clinical research. Aegea is responsible for the prosecution of 1 U.S. patent application, while we are responsible for the prosecution of the second U.S. application and its corresponding foreign applications. Lyle J. Arnold, Ph.D., our Senior Vice-President of Research & Development and Chief Scientific Officer, is the controlling person of Aegea.

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

Quality Management Program

We have established a Quality Management Program for our research, development and Clinical Laboratory Improvement Amendments (CLIA) certified testing laboratories. This program is designed to help ensure accurate and timely test results, to produce consistent high-quality testing services, as well as procedures which allow for the continual improvement of established and new operations. Our Quality Management Program foundation is built upon a rigorous documentation program which allows transparent quality assurance and performance improvement plans, necessary to ensure the highest quality of diagnostic testing services. This program is designed to satisfy the requirements of local and state licensures, as well as those for accreditation by CAP. The CAP accreditation program involves unannounced on-site inspections of our laboratories. CAP is an independent, non-governmental organization of board-certified pathologists that accredits laboratories nationwide on a voluntary basis and that has been recognized by the Center for Medicare and Medicaid Services (CMS) as an accreditation organization to inspect laboratories to determine adherence to CLIA standards.

We are committed to providing reliable and accurate diagnostic testing to our customers. Accurate specimen sample management, timely communication of test results, and strict adherence to patient privacy policies are a critical core competency of our company. We monitor and improve our performance through our internal audit program, which investigates any abhorrent results, continually track performance indicators, perform internal proficiency testing and host external quality audits, primarily conducted by CAP.

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

Third-Party Payer Reimbursement

Revenues from our clinical laboratory testing are derived from several different sources. Depending on the billing arrangement, instructions of the ordering physician and applicable law, parties that reimburse us for our services include:

•	Third-party payers that provide coverage to the patient, such as an insurance company, a managed care organization or a governmental payer program;
•	physicians or other authorized parties, such as hospitals or independent laboratories, that order the testing service or otherwise refer the services to us;

•	patients in cases where the patient has no insurance, has insurance that partially covers and reimburses the testing, or owes a co-payment, co-insurance or deductible amount;

•	collaboration partners; or
•	biopharmaceutical companies, universities or researchers for clinical trial work.

We are reimbursed for two categories of testing, anatomic pathology, which includes cell staining and the enumeration component of CTC assays, FISH, ICC and immunofluorescence, and molecular pathology, which includes mutation analysis. Reimbursement under the Medicare program for the diagnostic services that we offer is based on either the Medicare Physician Fee Schedule, or PFS, or the Medicare Clinical Laboratory Fee Schedule, or CLFS, each of which is subject to geographic adjustments and is updated annually. Medical services provided to Medicare beneficiaries that require a degree of physician supervision, judgment or other physician involvement, such as pathology services, are generally reimbursed under the PFS, whereas clinical diagnostic laboratory tests are generally reimbursed under the CLFS. Some of the services that we provide are genetic and molecular testing, which are reimbursed as clinical diagnostic laboratory tests.

Regardless of the applicable fee schedule, Medicare payment amounts are established for each Current Procedural Terminology, or CPT, code. In addition, under the Clinical Laboratory Fee Schedule, Medicare also sets a cap on the amount that it will pay for any individual assay. This cap, usually referred to as the National Limitation Amount, is set at a percentage of the median of all the contractor fee schedule amounts for each billing code.

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

Medicare requires a beneficiary to pay a 20% co-insurance amount for services billed under the PFS. Medicare covers the remaining 80%. There is currently no patient co-payment or co-insurance amount applicable to testing billed under the CLFS. Patients often have supplemental insurance policies that cover the co-insurance amount for physician services.

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our testing. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our testing. The previous MAC for California, Palmetto GBA, LLC, or Palmetto, which is contracted with CMS to administer the Molecular Diagnostic Services, or MolDx, program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our testing is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 76% and 76% of all billable cases received during the years ended December 31, 2017 and 2018, respectively, relate to our Target-Selector biomarker assays, we continue to receive orders for our traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. The CTC enumeration counts disease burden and is a prognostic test, and although oncologists find the information valuable, it does not currently meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector assays.

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

We are moving forward with plans to obtain reimbursement coverage for the capture components of our assays. For other tests, we are able to utilize existing CPT codes from the PFS and CLFS. For these established CPT codes (for example, the codes for molecular testing, FISH and ICC), positive coverage determinations have been adopted as part of national Medicare policy or under applicable Local Coverage Determinations. Specific codes for our assays, however, do not assure an adequate coverage policy or reimbursement rate. Please see the section entitled “Legislative and Regulatory Changes Impacting Clinical Laboratory Tests” for further discussion of certain legislative and regulatory changes to these billing codes and the anticipated impact on our business.

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

Additionally, on March 16, 2018 CMS issued a final determination decision memo for Next-Generation Sequencing, or NGS, tests for Medicare Beneficiaries with Advanced Cancer (CAG-00450N).  Under this final determination, NGS tests that gain FDA approval or clearance as a companion diagnostic will receive coverage, and the final determination of coverage for NGS tests that are LDTs will be left up to the local MAC. Currently, only 1 of our 15 CLIA validated assays is NGS-based; however, we plan to offer additional NGS assays in the future. To gain coverage for those assays, we will need to apply to Palmetto, which is the MAC that evaluates and recommends payment coverage or denial for molecular testing in our jurisdiction. Historically, Palmetto has offered a path to reimbursement by providing coverage while data is being gathered known as Coverage with Data Development, or CDD. Going forward, the extent to which CDD will be continued, if at all, or to the extent that a process will be available in its place, if any, are unclear.

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

Legislative and Regulatory Changes Impacting Clinical Laboratory Tests

From time to time, Congress has revised the Medicare statute and the formulas it establishes for both the CLFS, and the PFS. Annually, CMS releases the payment amounts under the Medicare fee schedules. The rates are important because they not only determine our reimbursement under Medicare, but those payment amounts are also often used as a basis for payment amounts set by other governmental and private third-party payers. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients.

In accordance with Section 1833 (h)(2)(A)(i) of the Social Security Act, the annual update to the CLFS for calendar year 2019 is 2.30% (see 42 CFR405.509(b)(1)). With respect to our diagnostic services for which we expect to be reimbursed under PFS, CMS issues a Final Rule on an annual basis. Since 2015, the PFS Final Rules have included both increases and decreases in certain relative value units and geographic adjustment factors used to determine reimbursement for a number of codes used in our current assays and our planned future assays. These codes describe services that we must perform in connection with our assays and we bill for these codes in connection with the services that we provide.

Additionally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, enacted in March 2010, makes a number of substantial changes in the way health care is financed by both governmental and private insurers. Among other things, the ACA requires certain medical device manufacturer to pay an excise tax equal to 2.3%, or Medical Device Excise Tax, of the price for which such manufacturer sells its medical devices that are listed with the FDA. This tax may not apply to certain diagnostic assays; nevertheless, applicability of the tax could change in the future if either the FDA or the Internal Revenue Service, which regulates the payment of this excise tax, changes its position.

Although some of these provisions may negatively impact payment rates for clinical laboratory tests, the ACA also extends coverage to over 30 million previously uninsured people, which may result in an increase in the demand for certain diagnostic assays. Since January 2017, the President of the United States has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees, including but not limited the Medical Device Excise Tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

Moreover, other legislative changes have been proposed and adopted since the ACA was enacted. The Protecting Access to Medicare Act of 2014, or PAMA, was signed to law, which, among other things, significantly alters the current payment methodology under the CLFS. Under the new law, issued in 2016 and the reporting period beginning in 2017 and every three years thereafter (or annually in the case of advanced diagnostic laboratory tests), clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic laboratory test that it furnishes during a time period. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Beginning in 2018, the Medicare payment rate for each clinical diagnostic laboratory test is equal to the weighted median amount for the test from the most recent data collection period. The payment rate will apply to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. The PAMA rate changes to our tests that were impacted did not materially affect our payments beginning in 2018; however, we cannot predict how this may change future payment in coming years. Also, under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made as of April 1, 2014, CMS is required to assign a unique billing code if one has not already been assigned by the agency. In addition to assigning the code, CMS was required to publicly report payment for the tests no later than January 1, 2016. Further, under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA.

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

Federal, State and Foreign Fraud and Abuse Laws

A variety of federal and state laws prohibit fraud and abuse. These laws are interpreted broadly and enforced aggressively by various state and federal agencies, including CMS, the Department of Justice, the Office of Inspector General for the U.S. Department of Health and Human Services, or HHS, and various state agencies. In addition, the Medicare and Medicaid programs increasingly use a variety of contractors to review claims data and to identify improper payments as well as fraud and abuse. These contractors include Recovery Audit Contractors, Medicaid Integrity Contractors and Zone Program Integrity Contractors. In addition, CMS conducts Comprehensive Error Rate Testing audits, the purpose of which is to detect improper Medicare payments. Any overpayments identified must be repaid unless a favorable decision is obtained on appeal. In some cases, these overpayments can be used as the basis for an extrapolation, by which the error rate is applied to a larger universe of claims, and which can result in even higher repayments.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, to induce or in return for either the referral of an individual, or the furnishing, recommending, or arranging for the purchase, lease or order of any health care item or service reimbursable, in whole or in part, under a federal health care program. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, credit arrangements, payments of cash, ownership interests and providing anything at less than its fair market value. Recognizing that the federal Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the health care industry, the Office of Inspector General for HHS has issued a series of regulatory “safe harbors.” These safe harbor regulations set forth certain requirements that, if met, will assure immunity from prosecution under the federal Anti-Kickback Statute. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued. For further discussion of the impact of federal and state health care fraud and abuse laws and regulations on our business, see the section entitled “Risk Factors—Regulatory Risks Relating to Our Business.” We are subject to federal and state health care fraud and abuse laws and regulations and could face substantial penalties if we are unable to fully comply with such laws.

In addition, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created new federal civil and criminal penalties, regarding health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private third-party payers. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from federal health care programs, such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from federal health care programs.

Another development affecting the health care industry is the increased enforcement of the federal False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government and permit such individuals to share in any amounts paid by the entity to the government in fines or settlement. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, and some of these state laws apply where a claim is submitted to any third-party payer. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus significant civil monetary penalties.

Additionally, the civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Further, the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

Despite our implementation of robust compliance processes, we may be subject, from time to time, to inspections, investigations, and other enforcement actions by governmental authorities. If we are found not to be in compliance with applicable laws or regulations, the applicable governmental authority can impose significant civil, criminal and administrative penalties, such as fines, delay, suspend, or revoke regulatory  approvals, institute proceedings to recoupment of monies, impose marketing or operating restrictions, enjoin future violations, imprisonment, exclusion from government funded healthcare programs such as Medicare and Medicaid, integrity oversight and reporting obligations, and assess similar  significant penalties against our officers or employees.

Physician Referral Prohibitions

Under a federal law directed at “self-referral,” commonly known as the Stark Law, there are prohibitions, with certain exceptions, on Medicare and Medicaid payments for laboratory tests referred by physicians who personally, or through a family member, have a “financial relationship”—including an investment or ownership interest or a compensation arrangement—with the clinical laboratory performing the tests. Several Stark Law exceptions are relevant to arrangements involving clinical laboratories, including: (1) fair market value compensation for the provision of items or services; (2) payments by physicians to a laboratory for clinical laboratory services; (3) certain space and equipment rental arrangements that satisfy certain requirements, and (4) personal services arrangements that satisfy certain requirements. The laboratory cannot submit claims to the Medicare Part B program for services furnished in violation of the Stark Law, and Medicaid reimbursements may be at risk as well. Penalties for violating the Stark Law include significant civil, criminal and administrative penalties, such as the return of funds received for all prohibited referrals, fines, civil monetary penalties exclusion from the federal health care programs integrity oversight and reporting obligations, and imprisonment. Many states have comparable laws that are not limited to Medicare and Medicaid referrals.

Corporate Practice of Medicine

A number of states, including California, do not allow business corporations to employ physicians to provide professional services. This prohibition against the “corporate practice of medicine” is aimed at preventing corporations such as us from exercising control over the medical judgments or decisions of physicians. The state licensure statutes and regulations and agency and court decisions that enumerate the specific corporate practice rules vary considerably from state to state and are enforced by both the courts and regulatory authorities, each with broad discretion. If regulatory authorities or other parties in any jurisdiction successfully assert that we are engaged in the unauthorized corporate practice of medicine, we could be required to restructure our contractual and other arrangements. In addition, violation of these laws may result in significant civil, criminal and administrative penalties, such as sanctions imposed against us and/or the professional through licensure proceedings, and exclusion from state and federal health care programs.

Direct Billing Laws and Other State Law Restrictions on Billing for Laboratory Services

Laws and regulations in certain states prohibit laboratories from billing physicians or other purchasers directly for testing that they order. Some of those laws and regulations apply only to anatomic pathology services while others extend to other types of testing. Some states may allow laboratories to bill physicians directly but may prohibit the physician (and, in some cases, other purchasers) from charging more than the purchase price for the services (or may allow only for the recovery of acquisition costs) or may require disclosure of certain information on the invoice. In some cases, and if not prohibited by law or regulation, we may bill physicians, hospitals and other laboratories directly for the services that they order. An increase in the number of states that impose similar restrictions could adversely affect us by encouraging physicians to perform laboratory services in-house or by causing physicians to refer services to other laboratories that are not subject to the same restrictions.

Physician Licensing

A number of the states where specimens originate require that the physician interpreting those specimens be licensed by that particular state. Physicians who fail to comply with these licensure requirements could face fines or other penalties for practicing medicine without a license and we could be required to pay those fines on behalf of our pathologists or subject to liability under the federal False Claims Act and similar state laws if we bill for services furnished by unlicensed pathologists. We do not believe that the services our pathologists perform constitute the practice of medicine in any state in which our pathologists are not licensed.

In addition, many states also prohibit the splitting or sharing of fees between physicians and non-physician entities. We do not believe that our contractual arrangements with physicians, physician group practices or hospitals will subject us to claims under such regulations. However, changes in the laws may necessitate modifications in our relationships with our clients.

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

Other States’ Laboratory Licensing

Several states require the licensure of out-of-state laboratories that accept specimens from those states. We hold licenses from the states of Maryland, Pennsylvania and Rhode Island to test specimens from patients in those states or received from ordering physicians in those states. We are currently in the process of addressing the requirements for licensure in New York.

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

We provide our Target Selector Kit Product, ctDNA, EGFR, for research use only, or RUO, applications, although our customers may use these products to develop their own products that are subject to regulation by the FDA. RUO products fall under the FDA’s jurisdiction if they are used for clinical rather than research purposes. Consequently, our products are labeled “For Research Use Only.”  The FDA’s 2013 Guidance for Industry and Food and Drug Administration Staff on “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only,” explains that the FDA will review the totality of the circumstances when evaluating whether equipment and testing components are properly labeled as RUO. Merely including a labeling statement that a product is intended for research use only will not necessarily exempt the device from the FDA’s 510(k) clearance, premarket approval, or other requirements, if the circumstances surrounding the distribution of the product indicate that the manufacturer intends its product to be used for clinical diagnostic use. These circumstances may include written or verbal marketing claims or links to articles regarding a product’s performance in clinical applications, a manufacturer’s provision of technical support for clinical validation or clinical applications, or solicitation of business from clinical laboratories, all of which could be considered evidence of intended uses that conflict with RUO labeling.

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

Employees

As of December 31, 2018, we had a total of 87 full-time employees, 8 of whom hold doctorate degrees and 11 of whom are engaged in full-time research and development activities, as well as 4 part-time employees. None of our employees is represented by a labor union.

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

We have historically incurred substantial net losses, including net losses of $21.6 million and $24.6 million for the years ended December 31, 2017 and 2018, respectively, and we have never been profitable. At December 31, 2018, our accumulated deficit was approximately $220.5 million. Before 2008, we were pursuing a business plan relating to fetal genetic disorders and other fields, all of which were unrelated to cancer diagnostics. The portion of our accumulated deficit that relates to the period from inception through December 31, 2007 is approximately $66.5 million.

We expect our losses to continue as a result of costs relating to our laboratory operations as well as increased sales and marketing costs and ongoing research and development expenses. These losses have had, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

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

We currently derive substantially all of our revenues from sales of diagnostic assays. We began offering our assays through our Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified, CAP accredited, and state-licensed laboratory in 2014. Additionally, the sale of our proprietary blood collection tubes, or BCTs commenced in June 2018, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world. We are in varying stages of research and development for other products and diagnostic assays that we may offer. If we are unable to increase sales of our existing products and diagnostic assays or successfully develop and commercialize other products and diagnostic assays, we will not produce sufficient revenues to become profitable.

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

Our principal competition comes from mainstream diagnostic methods, used by medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians for many years, which focus on tumor tissue analysis. The methods or behavior of medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians may be difficult to change regarding the use of our CTC and ctDNA assays, including molecular diagnostic assays, in their practices in conjunction with or instead of tissue biopsies and analysis. In addition, companies offering capital equipment, BCTs, and kits or reagents to local pathology laboratories or laboratory supply distributors represent another source of potential competition. These kits are used directly by the pathologist, which can facilitate adoption. Historically, we have focused our marketing and sales efforts on medical oncologists rather than pathologists, although commencing in October 2017, our Empower TC offering provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results and is available to pathology practices and hospital systems throughout the United States.

We also face competition from companies that offer products or are conducting research to develop products for CTC or ctDNA assays in various cancers. CTC and ctDNA products, assays and services represent a new area of science and we cannot predict what products or assays others will develop that may compete with or provide results similar or superior to the results we are able to achieve with the products or assays we develop. Competitors include but are not limited to companies such as Atossa, Qiagen, Roche, Guardant Health, Cancer Genetics, Agena Bioscience, Alere (Adnagen), Illumina, Grail, Apocell, EPIC Sciences, Clearbridge Biomedics, Biodesix, Thermo Fisher Scientific, Foundation Medicine, Neogenomics, Cynvenio Biosystems, Genomic Health, Fluxion Biosciences, RareCells, ScreenCell, Menarini Silicon Biosystems, Sysmex, Natera, Inc., Circulogen, Angle PLC, Caris Life Sciences, Archer DX, and Tempus. Some of these groups, in addition to operating research and development laboratories, are establishing CLIA-certified testing laboratories while others are focused on selling equipment and reagents.

There are a number of companies which are focused on the oncology diagnostic market, such as Agendia, who while not currently offering CTC or ctDNA assays are selling to the medical oncologists and pathologists and could develop or offer CTC or ctDNA assays. Large laboratory services companies such as Quest and LabCorp provide more generalized cancer diagnostic assays and testing but could also offer a CTC or ctDNA assay service. Companies like Abbott, Danaher and others could develop equipment or reagents in the future as well. Currently, companies like Streck, Roche and Exact Sciences offer BCTs, and in the future, companies like Covidien, Beckton Dickinson, Thermo Fisher, and other large medical device companies may develop BCTs as well.

There are a number of companies that are focused on the oncology diagnostic market such as Illumina, Biorad, Sysmex, Precipio, Qiagen and Thermo Fisher Scientific that are selling equipment and reagents kits for ctDNA assays and assay panels to laboratories that are developing tests that are marketed to medical oncologists and pathologists.

Some of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex assays that payers, medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians could view as functionally equivalent to our current or planned future assays, which could force us to lower the list price of our assays and impact our operating margins and our ability to achieve and maintain profitability. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific than ours may enable other clinical laboratories, hospitals, physicians or medical providers to provide specialized products or diagnostic assays similar to ours in a more patient-friendly, efficient or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, we may be unable to increase or create market acceptance and sales of our current or planned future products or assays, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability.

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

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. For the years ended December 31, 2017 and 2018, our research and development expenses were $3.4 million and $4.5 million, respectively, and our sales and marketing expenses were $6.3 million and $5.9 million, respectively. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current products, assays and services and our planned future products, assays and services, continue to establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we need to generate significant revenues in order to achieve sustained profitability.

If medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians decide not to order our current or planned future assays, or if laboratory supply distributors or their customers decide not to order our current or planned future products, we may be unable to generate sufficient revenue to sustain our business.

To generate demand for our current products, assays and services and our planned future products, assays and services, we will need to educate medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists, and other physicians and other health care professionals, as well as laboratory and medical equipment suppliers, on the clinical utility, benefits and value of the products, assays and services we provide through published papers, presentations at scientific conferences, educational programs and one-on-one education sessions by members of our sales force. In addition, we need to educate medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians of our ability to obtain and maintain coverage and adequate reimbursement from third-party payers. We need to hire additional commercial, scientific, technical and other personnel to support this process. Unless an adequate number of medical practitioners order our current assays and our planned future assays, or unless an adequate number of laboratory supply distributors order our current and planned future products, we will likely be unable to create demand in sufficient volume for us to achieve sustained profitability.

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

We need to conduct additional studies for our assays, increase assay adoption in the marketplace and obtain coverage and adequate reimbursement. Should we not be able to perform these studies, or should their results not provide clinically meaningful data and value for medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians, adoption of our assays could be impaired, and we may not be able to obtain coverage and adequate reimbursement for them.

The loss of key members of our executive management team could adversely affect our business.

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Michael W. Nall, our Chief Executive Officer and President, Lyle J. Arnold, Ph.D., our Senior Vice-President of Research & Development and Chief Scientific Officer, Michael Terry, our Senior Vice President Corporate Development, Edwin Hendrick, our Senior Vice President Chief Commercial Officer, and Timothy C. Kennedy, our Chief Financial Officer, Senior Vice President of Operations and Secretary. The collective efforts of each of these persons and others working with them as a team are critical to us as we continue to develop our technologies, products, services, assays and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our executive management team each have employment agreements, however, the existence of an employment agreement does not guarantee retention of members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We do not maintain “key person” life insurance on any of our employees.

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

To succeed in selling our products and diagnostic assays and any other products or assays that we are able to develop, we must expand our sales force in the United States and/or internationally by recruiting additional sales representatives with extensive experience in oncology and established relationships with medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists, oncology nurses, and other physicians and hospital personnel, as well as laboratory supply distributors. To achieve our marketing and sales goals, we will need to continue to build our sales and commercial infrastructure. Sales professionals with the necessary technical and business qualifications are in high demand, and there is a risk that we may be unable to attract, hire and retain the number of sales professionals with the right qualifications, scientific backgrounds and relationships with decision-makers at potential customers needed to achieve our sales goals. We expect to face competition from other companies in our industry, some of whom are much larger than us and who can pay greater compensation and benefits than we can, in seeking to attract and retain qualified sales and marketing employees. If we are unable to hire and retain qualified sales and marketing personnel, our business will suffer.

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

Billing for clinical laboratory assay services is complex, time-consuming and expensive. Depending on the billing arrangement and applicable law, we bill various payers, including Medicare, insurance companies and patients, all of which have different billing requirements. We generally bill third-party payers for our diagnostic assays and pursue reimbursement on a case-by-case basis where pricing contracts are not in place. To the extent laws or contracts require us to bill patient co-

payments or co-insurance, we must also comply with these requirements. We may also face increased risk in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles, which could adversely affect our business, results of operations and financial condition.

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

We use standard industry billing codes, known as Current Procedural Terminology, or CPT, codes, to bill for our diagnostic assays. These codes can change over time. When codes change, there is a risk of an error being made in the claim adjudication process. These errors can occur with claims submission, third-party transmission or in the processing of the claim by the payer. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment received. Coding changes, therefore, may have an adverse effect on our revenues. There can be no assurance that payers will recognize these codes in a timely manner or that the process of transitioning to such a code and updating their billing systems and ours will not result in errors, delays in payments and a related increase in accounts receivable balances.

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

There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. The Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, amended the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA imposes limitations on the use and disclosure of an individual’s healthcare information by certain healthcare providers, healthcare clearinghouses, and health insurance plans, collectively referred to as covered entities, and also grants individuals rights with respect to their health information. HIPAA also imposes compliance obligations and corresponding penalties for non-compliance on individuals and entities that provide services to healthcare providers and other covered entities, collectively referred to as business associates. HITECH also made significant increases in the penalties for improper use or disclosure of an individual’s health information under HIPAA and extended enforcement authority to state attorneys general. As amended by HITECH and subsequently by the final omnibus rule adopted in 2013, or Final Omnibus Rule, HIPAA also imposes notification requirements on covered entities in the event that certain health information has been inappropriately accessed or disclosed: notification requirements to individuals, federal regulators, and in some cases, notification to local and national media. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with encryption or other standards developed by the U.S. Department of Health and Human Services, or HHS. Most states have laws requiring notification of affected individuals and/or state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Activities outside of the United States implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance.  For example, if we obtain certain personal information regarding residents in the European Union, we may be subject to the European Union General Data Protection Regulation. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers or to alleviate problems caused by such breaches.

We depend on our information technology and telecommunications systems, and any failure of these systems could harm our business.

We depend on information technology and telecommunications systems for significant aspects of our operations. In addition, our third-party billing software provider depends upon telecommunications and data systems provided by outside vendors and information we provide on a regular basis. These information technology and telecommunications systems support a variety of functions, including assay processing, sample tracking, quality control, customer service and support, billing and reimbursement, research and development activities and our general and administrative activities. Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from processing assays, providing assay results to medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists, other physicians, billing payers, processing reimbursement appeals, handling patient or physician inquiries, conducting research and development activities and managing the administrative aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business.

Regulatory Risks Relating to Our Business

Healthcare policy changes, including recently enacted legislation reforming the U.S. health care system, may have a material adverse effect on our financial condition, results of operations and cash flows.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, enacted in March 2010, makes a number of substantial changes in the way health care is financed by both governmental and private insurers. Among other things, the ACA requires each certain medical device manufacturer to pay an excise tax equal to 2.3%, or Medical Device Excise Tax, of the price for which such manufacturer sells its medical devices that are listed with the FDA. We believe that at this time this tax does not apply to our current diagnostic assays or to our products that are currently sold or in development; nevertheless, this could change in the future if either the FDA or the Internal Revenue Service, which regulates the payment of this excise tax, changes its position.

Although some of these provisions may negatively impact payment rates for clinical laboratory tests, the ACA also extends coverage to over 30 million previously uninsured people, which may result in an increase in the demand for our current assays and our planned future assays. Since January 2017, the President of the United States has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees, including but not limited the Medical Device Excise Tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Protecting Access to Medicare Act of 2014, or PAMA, was signed to law, which, among other things, significantly alters the current payment methodology under the CLFS. Under the new law, issued in 2016 and the reporting period beginning in 2017 and every three years thereafter (or annually in the case of advanced diagnostic laboratory tests), clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic laboratory test that it furnishes during a time period. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Beginning in 2018, the Medicare payment rate for each clinical diagnostic laboratory test is equal to the weighted median amount for the test from the most recent data collection period. The payment rate will apply to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. The PAMA rate changes to our tests that were impacted did not materially affect our payments beginning in 2018; however, we cannot predict how this may change future payment in coming years. Also, under PAMA, the Centers for Medicare & Medicaid Services, or CMS, is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made as of April 1, 2014, CMS is required to assign a unique billing code if one has not already been assigned by the agency. In addition to assigning the code, CMS was required to publicly report payment for the tests no later than January 1, 2016. Further, under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. We cannot determine at this time the full impact of PAMA on our business, financial condition and results of operations.

Additionally, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers and suppliers of up to 2% per fiscal year, starting in 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2027 unless additional congressional action is taken. The full impact on our business the sequester law is uncertain. In addition, the Middle-Class Tax Relief and Job Creation Act of 2012, or MCTRJCA, mandated an additional change in Medicare reimbursement for clinical laboratory tests.

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

Medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians may not order our current assays and our planned future assays unless third-party payers, such as managed care organizations and government payers (e.g., Medicare and Medicaid), pay a substantial portion of the assay price. Coverage and reimbursement by a third-party payer may depend on a number of factors, including a payer’s determination that assays using our technologies are:

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

Approximately 39% of total net revenues during the years ended December 31, 2017 and 2018, were associated with Medicare reimbursement. Approximately 19% and 11% of total net revenues during the years ended December 31, 2017 and 2018, respectively, were associated with Blue Cross Blue Shield reimbursement, and approximately 12% and 17% of total net revenues for the years ended December 31, 2017 and 2018, respectively, were associated with United Healthcare reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare, Blue Cross Blue Shield, and United Healthcare covered-portions of our current assays and our planned future assays would, without such contracted payer reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

Medicare and other third-party payers may change their coverage policies or cancel future contracts with us at any time, review and adjust the rate of reimbursement or stop paying for our assays altogether, which would reduce our total revenues. Payers have increased their efforts to control the cost, utilization and delivery of health care services. In the past, measures have been undertaken to reduce payment rates for and decrease utilization of clinical laboratory testing generally. Because of the cost-trimming trends, third-party payers that currently cover and provide reimbursement for our current assays and our planned future assays may suspend, revoke or discontinue coverage at any time, or may reduce the reimbursement rates payable to us. Any such action could have a negative impact on our revenues, which may have a material adverse effect on our financial condition, results of operations and cash flows.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our assays. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our assays. The previous MAC for California, Palmetto, which is contracted with CMS to administer the Molecular Diagnostic Services, or MolDx, program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our assays is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 76% and 76% of all billable cases received during the years ended December 31, 2017 and 2018, respectively, relate to our Target-Selector biomarker assays, we continue to receive orders for traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. The CTC enumeration counts disease burden and is a prognostic assay, and although valuable, it does not meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector assays.

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

In addition, our laboratory is located in California and is required by state law to have a California state license; as we expand our geographic focus, we may need to obtain laboratory licenses from additional states. California laws establish standards for operation of our clinical laboratory, including the training and skills required of personnel and quality control. In addition, we hold licenses from the states of Pennsylvania, Maryland and Rhode Island to test specimens from patients in those states or received from ordering physicians in those states. In addition, our clinical reference laboratory is required to be licensed on a product-specific basis by New York as an out of state laboratory and our products, as LDTs, must be approved by the New York State Department of Health before they are offered in New York. As part of this process, the State of New York requires validation of our assays. We currently do not have the necessary New York license, but we are in the process of addressing the requirements for licensure in New York. Other states may have similar requirements or may adopt similar requirements in the future. Finally, we may be subject to regulation in foreign jurisdictions if we seek to expand international distribution of our assays outside the United States.

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

Our BCTs and Target Selector kits are marketed for RUO and distributed and sold to end users, some of which will be researchers and institutions while other end users could be labs performing clinical testing that will create their own LDTs. Some end users may assert that our ROU products caused their assays to perform inadequately or give erroneous results. If that was the case, we could potentially incur additional liabilities.

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

Additionally, on March 16, 2018 CMS issued a final determination decision memo for Next-Generation Sequencing, or NGS, tests for Medicare Beneficiaries with Advanced Cancer (CAG-00450N).  Under this final determination, NGS tests that gain FDA approval or clearance as a companion diagnostic will receive coverage, and the final determination of coverage for NGS tests that are LDTs will be left up to the local MAC. Currently, only 1 of our 15 CLIA validated assays is NGS-based; however, we plan to offer additional NGS assays in the future. To gain coverage for those assays, we will need to apply to Palmetto, which is the MAC that evaluates and recommends payment coverage or denial for molecular testing in our jurisdiction. Historically, Palmetto has offered a path to reimbursement by providing coverage while data is being gathered known as Coverage with Data Development, or CDD. Going forward, the extent to which CDD will be continued, if at all, or to the extent that a process will be available in its place, if any, are unclear.

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

•

HIPAA, which established additional federal civil and criminal liability for, among other things, knowingly and willfully executing a scheme to defraud any health care benefit program or making false statements in connection with the delivery of or payment for health care benefits, items or services;

•	HIPAA, as amended by HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;
•

federal false claims and civil monetary penalties laws, which, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to the federal government;

•

the federal Physician Payments Sunshine Act requirements under the ACA, which require certain manufacturers of drugs, devices, biologics and medical supplies to report to CMS information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians and teaching hospitals, and certain physician ownership and investment interests held by physicians and their immediate family members; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers.

Further, the ACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain criminal health care fraud statutes. Where the intent requirement has been lowered, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may now assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including, among others, significant administrative, civil and criminal penalties, damages and fines, imprisonment, integrity oversight and reporting obligations, and exclusion from participation in government funded healthcare programs such as Medicare, Medicaid programs, including the California Medical Assistance Program (Medi-Cal-the California Medicaid program) or other state or federal health care programs. Additionally, we could be required to refund payments received by us, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

We are required to comply with laws governing the transmission, security and privacy of health information that require significant compliance costs, and any failure to comply with these laws could result in material criminal and civil penalties.

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

Moreover, HITECH, among other things, established certain health information security breach notification requirements, which were later further modified by the Final Omnibus Rule. In the event of a breach of unsecured protected health information, a covered entity must notify each individual whose protected health information is breached, federal regulators and in some cases, must publicize the breach in local or national media. Breaches affecting 500 individuals or more may be publicized by federal regulators who publicly identify the breaching entity, the circumstances of the breach and the number of individuals affected.

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

Clinical research is subject to federal, state and, for studies conducted outside of the United States, international regulation. At the federal level, the FDA imposes regulations for the protection of human subjects and requirements such as initial and ongoing institutional review board review; informed consent requirements, adverse event reporting and other protections to minimize the risk and maximize the benefit to research participants. Many states impose human subject protection laws that mirror or in some cases exceed federal requirements. HIPAA also regulates the use and disclosure of protected health information in connection with research activities. Research conducted overseas is subject to a variety of national protections such as mandatory ethics committee review, as well as laws regulating the use, disclosure and cross-border transfer of personal data. For example, if we obtain certain personal information regarding residents in the European Union, we may be subject to the European Union General Data Protection Regulation. The costs of compliance with these laws may be significant and compliance with regulatory requirements may result in delay. Noncompliance may disrupt our research and result in data that is unacceptable to regulatory authorities, data lock or other sanctions that may significantly disrupt our operations.

Violation of a state’s prohibition on the corporate practice of medicine could result in a material adverse effect on our business.

A number of states, including California, do not allow business corporations to employ physicians to provide professional services. This prohibition against the “corporate practice of medicine” is aimed at preventing corporations such as us from exercising control over the medical judgments or decisions of physicians. The state licensure statutes and regulations and agency and court decisions that enumerate the specific corporate practice rules vary considerably from state to state and are enforced by both the courts and regulatory authorities, each with broad discretion. If regulatory authorities or other parties in any jurisdiction successfully assert that we are engaged in the unauthorized corporate practice of medicine, we could be required to restructure our contractual and other arrangements. In addition, violation of these laws may result in significant civil, criminal and administrative penalties imposed against us and/or the professional through licensure proceedings, and exclusion from state and federal health care programs.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	the rate of adoption and/or continued use of our current assays and our planned future assays by healthcare practitioners;
•	variations in the level of expenses related to our development programs;
•	addition or reduction of resources for sales and marketing;
•	addition or termination of clinical utility studies;
•	any intellectual property infringement lawsuit in which we may become involved;
•	third-party payer coverage and reimbursement determinations affecting our assays; and
•	regulatory developments affecting our assays.

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

We had outstanding 18,817,076 shares of common stock as of March 25, 2019, of which no more than 31,415 are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of March 25, 2019, we had outstanding preferred stock convertible into 523,107 shares of our common stock, options to purchase 193,981 shares of our common stock, 360 shares of common stock were issuable upon the settlement of outstanding restricted stock units, or RSUs, and 17,799,485 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options or upon the settlement of outstanding RSUs generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

The recently passed comprehensive U.S. federal income tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act, or the Tax Act).  The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, repeal of the alternative minimum tax for corporations, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Our ability to utilize our estimated federal net operating loss, carryforwards and federal tax credits may be limited under Sections 382 and 383 of the Code. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the limitations apply if an “ownership change,” as defined by Section 382 of the Code, occurs. If we have experienced an ownership change at any time since our formation, we may already be subject to limitations on our ability to utilize our existing net operating losses and other tax attributes to offset taxable income. Future changes in our stock ownership (including in connection with future offerings, as well as other changes that may be outside of our control), may trigger an ownership change and, consequently, limitations under Sections 382 and 383 of the Code. As a result, if we earn net taxable income, our ability to use our estimated pre-change net operating loss carryforwards and other tax attributes to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. As of December 31, 2018, we had estimated federal and state net operating loss carryforwards of approximately $13.6 million and $24.7 million, respectively, and estimated federal and California research and development credits of approximately $160,000 and $3,543,000, respectively, which could be limited if we have experienced or do experience any “ownership changes.” We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future, however, we believe ownership changes likely occurred in each year from 2015 through 2018. As a result, we have estimated that the use of our net operating loss is limited and the amounts above represent the remaining net operating loss carryforwards and research and development credits we estimate can be used in the future, which remain fully offset by a valuation allowance to reduce the net asset to zero.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We have a lease for approximately 48,000 square feet of space in San Diego, California for use as a clinical reference laboratory and corporate headquarters, including manufacturing and research laboratories. As of December 31, 2018, the average rent for the remaining lease period is approximately $120,000 per month. This lease expires in July 2020.

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

Holders of Record

As of March 25, 2019, there were 44 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Our current assays and our planned future assays focus on key solid tumor indications utilizing our Target-SelectorTM liquid biopsy technology platform for the biomarker analysis of CTCs and ctDNA from a standard blood sample. Our patented Target-Selector CTC offering is based on an internally developed microfluidics-based cell capture and analysis platform, with enabling features that change how information provided by CTC testing is used by clinicians. Our CTC technology could also be validated on cerebral spinal fluid in order to provide information for patients with central nervous system (CNS) tumors both primary and metastatic.  Our patented Target-Selector ctDNA technology enables detection of mutations and genome alterations with enhanced sensitivity and specificity, and is applicable to nucleic acid from ctDNA, and could potentially be validated for other sample types such as bone marrow, pleural effusions, ascitic fluid, tissue (surgical resection and/or biopsies) or cerebrospinal fluid. Our Target-Selector CTC and ctDNA platforms provide both biomarker detection as well as monitoring capabilities and require only a patient blood sample. In January 2019, we began offering liquid biopsy kits containing our patented and proprietary Target Selector testing to laboratories and researchers worldwide.

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and accredited by the College of American Pathologists, or CAP. We also perform research and development that led to our current assays, and continue to perform for our planned assays, at this same facility. In addition, we manufacture our microfluidic channels, related equipment and certain reagents. The assays we offer and intend to offer are classified as laboratory developed tests, or LDTs, under CLIA regulations. CLIA certification is required before any clinical laboratory, including ours, may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, or treatment of disease or the assessment of health. In addition, we participate in and have received CAP accreditation, which includes rigorous bi-annual laboratory inspections and adherence to specific quality standards.

Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan depends on our ability to continue to develop and commercialize products and assays through our CLIA-certified, CAP-accredited, and state-licensed laboratory. We have commercialized our Target-Selector assays for breast cancer, non-small cell lung cancer, or NSCLC, gastric cancer, colorectal cancer, prostate cancer, melanoma, pancreaticobiliary cancer, and ovarian cancer, and plan to continue to launch a series of cancer diagnostic assays for different predictive biomarkers assays in the United States as LDTs performed in our laboratory, and enhance revenue for these products through the efforts of our sales and marketing organization. Our sales strategy is to engage medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians in the United States at private and group practices, hospitals and cancer centers. We also plan to continue to evaluate potential opportunities for the commercialization of our products and assays in other countries. Additionally, sales of our proprietary blood collection tubes, or BCTs, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world, commenced during 2018. In addition to testing for physicians and their patients, we offer clinical trials testing and research services to help increase the efficiency and economic viability of clinical trials for pharmaceutical and biopharmaceutical companies and clinical research organizations both within and outside of the United States. We are currently exploring the possibility of introducing ctDNA technology outside the United States as part of IVD test kits and/or testing systems utilizing our Target-Selector technologies. We plan to continue to cooperate with partners on accessing markets internationally either through partnerships with local groups and distributors or through the development of IVDs and/or test systems, including instrumentation. We also have a research and development program focused on technology enhancements, novel platform development, and evaluating clinical applications for our cancer diagnostic tests in different cancer types and clinical settings.

To facilitate market adoption of our products and assays, we anticipate having to successfully complete additional clinical utility studies with clinical samples to generate clinical utility data and then publish our results in peer-reviewed scientific journals. Our ability to complete such clinical studies is dependent upon our ability to leverage our collaborative relationships with leading institutions to facilitate our research, to conduct the appropriate clinical studies and to obtain favorable clinical data. We collaborate with physicians and researchers at Sarah Cannon Research Institute, University of Colorado, the University of California, San Diego, the John Wayne Cancer Institute, Columbia University, Johns Hopkins Medical Institute, Vanderbilt University, University of Texas Southwestern Medical Center, and Georgetown University and plan to expand our collaborative relationships to include other key thought leaders at other institutions for the cancer types we target with our Target-Selector commercialized assays and our planned future assays, as well as for our current and planned future products. Such relationships help us develop and validate the effectiveness and utility of our products, commercialized assays and our planned future assays in specific, clinical settings and provide us access to patient samples and data.

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

Sales and Marketing Expenses. Our sales and marketing expenses consist principally of personnel and related overhead costs for our sales team and their support personnel, travel and entertainment expenses, and other selling costs including sales collaterals and trade shows. We anticipate sales and marketing expenses to increase as we work on generating higher revenues and marketing additional offerings.

General and Administrative Expenses. General and administrative expenses consist principally of personnel-related expenses, professional fees, such as legal, accounting and business consultants, insurance costs, and other general expenses. We expect that our general and administrative expenses will increase as we expand our business operations. We further expect that general and administrative expenses will increase due to increased information technology, legal, insurance, accounting and financial reporting expenses associated with expanded commercial activities.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service, or a bundle of goods or services, to the customer. For commercial and development services revenues, our contracts have a single performance obligation, which is satisfied upon rendering of services, which culminates in the delivery of a patient’s assay result(s) to the ordering physician or entity. The duration of time between accession receipt and delivery of a valid assay result to the ordering physician or entity is typically less than two weeks. Accordingly, we elected the practical expedient and therefore, we do not disclose the value of unsatisfied performance obligations.

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

We limit the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. We monitor our estimates of transaction price to depict conditions that exist at each reporting date. If we subsequently determine that we will collect more consideration than we originally estimated for a contract with a customer, we will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if we subsequently determine that the amount it expects to collect from a customer is less than it originally estimated, we will generally account for the change as a decrease in the estimate of the transaction price as a decrease to revenue, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized. Revenue recognized from changes in transaction prices was not significant during the year ended December 31, 2018.

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

Determining the extent, if any, to which conditions or events raise substantial doubt about our ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgment by us. We have determined that there is substantial doubt about our ability to continue as a going concern for the one-year period following the date that our financial statements for the year ended December 31, 2018 were issued, which have been prepared assuming that we will continue as a going concern. We have not made any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Reverse Split

In July 2018, our stockholders approved, and we filed, an amendment to our Certificate of Amendment of Certificate of Incorporation to effect a one-for-thirty reverse stock split of our outstanding common stock. All references to share and per share amounts in our condensed financial statements and accompanying notes have been retroactively restated to reflect the one-for-thirty reverse stock split, except for the authorized number of shares of the Company’s common stock of 150,000,000 shares, which was not affected by the one-for-thirty reverse stock split.

Results of Operations

Years Ended December 31, 2017 and 2018

The following table sets forth certain information concerning our results of operations for the periods shown:

	For the year ended December 31,		Change
	2017	2018	$	%
(dollars in thousands)
Net revenues	$5,069	$3,250	$(1,819)	(36%)
Cost of revenues	9,345	10,052	707	8%
Research and development expenses	3,365	4,469	1,104	33%
General and administrative expenses	7,190	7,074	(116)	(2%)
Sales and marketing expenses	6,344	5,915	(429)	(7%)
Loss from operations	(21,175)	(24,260)	(3,085)	15%
Interest expense, net	(482)	(310)	172	(36%)
Other income	51	-	(51)	(100%)
Loss before income taxes	(21,606)	(24,570)	(2,964)	14%
Income tax expense	(8)	(2)	6	(75%)
Net loss	(21,614)	(24,572)	(2,958)	14%
Deemed dividend related to warrants down round provision	-	(636)	(636)	0%
Net loss attributable to common shareholders	$(21,614)	$(25,208)	$(3,594)	17%

The composition of the Company’s net revenues recognized during the years ended December 31, 2017 and 2018, disaggregated by source and timing of recognition, are as follows:

	For the year ended December 31,
	2017	2018
Net commercial revenues recognized upon delivery	$3,570,337	$3,051,562
Development services revenues recognized upon delivery	272,350	198,736
Commercial revenues recognized upon cash collection	1,225,976	—
Total net revenues	$5,068,663	$3,250,298

Net Revenues

Net revenues recognized on an accrual basis were approximately $3,250,000 for the year ended December 31, 2018, compared with approximately $3,843,000 for the same period in 2017, a decrease of $593,000, or 15%.  As reported, net revenues were approximately $3,250,000 for the year ended December 31, 2018, compared with approximately $5,069,000 for the same period in 2017, a decrease of $1,819,000, or 36%. All $3,250,000 of net revenues recognized during the year ended December 31, 2018, were recognized on an accrual basis, as compared to the same period in 2017 when $3,843,000 of the $5,069,000 net revenues were recognized on an accrual basis and $1,226,000 of the net revenues were recognized upon the receipt of cash. During the three months ended March 31, 2017, we converted from cash-based revenue recognition for our commercial revenues to accrual-based revenue recognition. As a result of the change to accrual-based revenue recognition, we recognized total nonrecurring net revenue of $843,000 during the year ended December 31, 2017, which represents the estimated value of net accounts receivable at December 31, 2016 that was recognized as revenue during the year ended December 31, 2017, and the incremental net revenue recorded as a result of the change was $1,139,000, which represents the total amount of net revenue recorded in excess of the amount of commercial cash collections.

Total cash collections for commercial cases were $2,648,000 during the year ended December 31, 2018 as compared to $3,658,000 during the same period in 2017, a decrease of $1,000,000 due to a decrease in accession volume and the expected value per accession received prior to and during the year ended December 31, 2018 as compared to the same period in 2017. The net estimated revenue per commercial accession delivered since converting from cash-based revenue recognition to accrual-based revenue recognition on March 31, 2017 and through December 31, 2017 was approximately $988, based on 2,880 commercial accessions delivered and approximately $2,845,000 in corresponding commercial accrual-based revenues during that period. The $1,819,000 decrease in net revenue recognized was primarily related to a decrease in the number of commercial accessions received during the year ended December 31, 2018 as compared to the same period in 2017 even though the value per commercial accession received slightly increased, as follows:

	Year ended December 31,		Change
	2017	2018	# / $	%
# Commercial accessions received	3,768	3,273	(495)	(13%)
$ Value estimated per commercial accession received *	$1,117	$1,197	$80	7%

*Commercial value per accession received is reflected as expect reimbursement (gross billed less contractual allowance).

Additionally, there was a $74,000 decrease in development services revenues during the year ended December 31, 2018 as compared to the same period in 2017, which was primarily related to a decrease in development services case volumes delivered and a decrease in the estimated value per development services case delivered, as follows:

	Year ended December 31,		Change
	2017	2018	#	%
# Development services cases delivered	747	620	(127)	(17%)
$ Value estimated per development services accession delivered	$365	$321	$(44)	(12%)

Costs and Expenses

In the first quarter of 2018 we announced an initiative to reduce the use of cash.  In July, we extinguished our term debt facility with Oxford Financial eliminating approximately $2.1 million in annual principal and interest payments and in other categories an additional approximate $1.2 million for a total reduction of approximately $3.3 million in use of cash on an annualized basis.  We also anticipate realizing additional reductions in use of cash in the near future from outsourcing our microfluidic channel manufacturing to a contract manufacturer.  In addition, our current facility lease will expire in July 2020, and we anticipate that we will be able to realize further reductions by obtaining a replacement facility lease with more favorable terms.

Cost of Revenues. Cost of revenues was approximately $10,052,000 for the year ended December 31, 2018, compared with approximately $9,345,000 for the year ended December 31, 2017, an increase of $707,000, or 8%. The increase was primarily attributable to an increase of $506,000 in facilities, repairs, maintenance and depreciation expenses, and allocated information technology and facility charges as we implemented our pathology partnership initiative, invested in upgrading our laboratory equipment and information system and maintaining our facility, as well as increases of $174,000 in materials, shipping and other direct costs and $290,000 in third-party service provider and consulting costs associated with validation and quality control work, and an increase of $306,000 in computer equipment maintenance, software and laboratory equipment maintenance expenses. These increases were partially offset by a decrease of $435,000 resulting from greater laboratory costs charged to research and development expenses associated with research and development activities, as well as a decrease in personnel costs of $154,000 during 2018 due to labor allocations to research and development to support efforts to bring new products and services to market.

Research and Development Expenses. Research and development expenses were approximately $4,469,000 for the year ended December 31, 2018, compared with approximately $3,365,000 for the year ended December 31, 2017, an increase of $1.1 million, or 33%. The increase was primarily attributable to an increase of $435,000 in laboratory costs allocated from cost of revenues, an increase of $443,000 in personnel costs related to labor allocations to research and development to support efforts to bring new products and services to market, an increase of $121,000 in allocated facilities charges, and an increase of $116,000 in consulting, outside services and temporary labor. These increases were partially offset by a decrease of $26,000 in computer equipment, software and laboratory equipment maintenance costs.

General and Administrative Expenses. General and administrative expenses were approximately $7,074,000 for the year ended December 31, 2018, compared with approximately $7,190,000 for the year ended December 31, 2017, a decrease of $116,000, or 2%, resulting from cost savings efforts. The decrease was primarily due to a decrease of $382,000 in stock-based compensation expense, a decrease of $375,000 in facilities, depreciation, repairs and maintenance costs, a decrease of $85,000 in computer software and service costs, and a decrease of $15,000 in legal fees.  These decreases were partially offset by an increase of $317,000 in personnel costs and travel expenses, an increase of $186,000 in consulting, outside service provider costs, an increase of $160,000 in office related costs, an increase of $62,000 in directors and officers insurance costs, and an increase of $26,000 in accounting and audit fees.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $5,915,000 for the year ended December 31, 2018 compared with approximately $6,344,000 for the year ended December 31, 2017, a decrease of $429,000, or 7%. The decrease was primarily attributable to a decrease of $310,000 in personnel and travel costs due to lower headcount, as well as decreases of $128,000 in marketing materials, trade show and conference costs and $20,000 in consulting and outside service costs, which were partially offset by an increase of $29,000 in third-party service provider and consulting fees.

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

Equity Financings

In May 2015, the SEC declared effective a shelf registration statement filed by us, which expired in May 2018. The shelf registration statement allowed us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as our public float was less than $75 million. Pursuant to an exclusive placement agent agreement dated March 28, 2017 between us and Roth Capital Partners, LLC as lead placement agent, and WestPark Capital and Chardan Capital as co-placement agents, a securities purchase agreement for an offering of 144,000 shares of our common stock was effected under this registration statement at a per share price of $64.50. In a concurrent private placement, we sold unregistered warrants to purchase up to an aggregate of 72,000 shares of our common stock that closed concurrently with the offering common stock sold pursuant to this shelf registration statement, of which none have been subsequently exercised. All warrants sold in this offering have a per share exercise price of $75.00 and expire on October 1, 2022. The closing of the sale of these securities to the purchasers occurred on March 31, 2017, when we received approximately $8.6 million of net cash proceeds. Pursuant to an exclusive placement agent agreement dated December 5, 2017 between us and Dawson James Securities, Inc. as lead placement agent, and WestPark Capital as co-placement agent, a securities purchase agreement for a registered direct offering of 164,166 shares of our common stock was effected under this registration statement at a per share price of $20.40. The placement agent was issued a warrant to purchase 8,208 shares of common stock at an exercise price of $25.50 per share, which was first exercisable on June 5, 2018 and expires on December 5, 2022. The closing of the sale of these securities occurred on December 8, 2017, when we received approximately $2.9 million of net cash proceeds.

Pursuant to a common stock and warrant purchase agreement dated August 9, 2017, we received net cash proceeds of approximately $2.0 million as a result of the sale of 47,821 shares of our common stock and warrants at a combined offering price of $45.00 per share. Subsequent to the closing of this offering, no additional cash proceeds had been received from the exercise of warrants sold in this offering, with approximately $2.2 million in gross warrant proceeds remaining outstanding and available to be exercised at $45.00 per share until their expiration in August 2022.

On January 30, 2018, we received net cash proceeds of approximately $13.3 million as a result of the closing of a follow-on public offering. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering, with approximately $16.4 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.16 per share, subject to down round adjustment, until their expiration in January 2023.

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

On August 13, 2018, we completed a rights offering. Pursuant to the rights offering, we sold an aggregate of 11,587 units consisting of an aggregate of 11,587 shares of Series A Preferred Stock and 2,549,140 warrants, with each warrant exercisable for one share of our common stock at an exercise price of $4.53 per share, resulting in net proceeds to us of approximately $10.2 million, after deducting expenses relating to the rights offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

On September 20, 2018, we completed an offering of 642,438 shares of our common stock and prefunded warrants to purchase up to an aggregate of 120,000 shares of our common stock. The shares were sold at a purchase price of $3.285 per share and the pre-funded warrants were sold at a purchase price of $3.275 per pre-funded warrant which represents the per share purchase price for the shares less the $0.01 per share exercise price for each such pre-funded warrant. The net proceeds to us from this offering were approximately $2.2 million, after deducting expenses related to the offering including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants. In addition, in a concurrent private placement, we issued to purchasers a warrant to purchase one share of our common stock for each share and pre-funded warrant purchased for cash in the offering. All warrants issued in this offering have an exercise price of $3.16 per share, are exercisable upon the six-month anniversary of issuance and expire five years from such date.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	For the year ended December 31,
	2017	2018
(dollars in thousands)
Cash provided by/(used in):
Operating activities	$(19,651)	$(22,355)
Investing activities	(1,400)	(145)
Financing activities	18,588	23,777
Net increase/(decrease) in cash	$(2,463)	$1,277

Cash Used in Operating Activities. Net cash used in operating activities was $22.4 million for the year ended December 31, 2018, compared to net cash used in operating activities of $19.7 million for the year ended December 31, 2017. The net increase of $2.7 million in cash used was primarily related to an increase of $3.0 million in cash used to fund our net loss, as well as an increase of $0.7 million in net cash provided by operating assets and liabilities and a net decrease of $0.4 million in non-cash expenses primarily related to stock-based compensation expense.

Cash Used in Investing Activities. Net cash used in investing activities of approximately $145,000 and $1,400,000 during the years ended December 31, 2018 and 2017, respectively, was related to purchases of fixed assets.

Cash Provided by Financing Activities. Net cash provided by financing activities was $23.8 million for the year ended December 31, 2018, compared to net cash provided by financing activities of $18.6 million for the year ended December 31, 2017. Our primary sources of cash from financing activities during the year ended December 31, 2018 consisted of $13.3 million, $10.1 million and $2.2 million in net proceeds from our offerings in January, August and September 2018, respectively, which were partially offset by $1.9 million of principal payments made on indebtedness. Our primary sources of cash from financing activities during the year ended December 31, 2017 consisted of $8.6 million, $2.0 million and $2.9 million in net proceeds from our offerings in March, August and December 2017, respectively, as well as proceeds of $7.5 million from the exercise of common stock warrants sold in our offering in October 2016, which were partially offset by $2.6 million of principal payments made on indebtedness.

Liquidity, Capital Resources and Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. It may take several years to achieve positive operational cash flow, or we may not ever achieve positive operational cash flow. We expect that we will use the net proceeds from our sale of equity securities, if any, cash received from the licensing of our technology, if any, and our revenues from operations to support increased sales and marketing activities, fund further research and development, clinical utility studies and future enhancements of our assays, acquire equipment, implement automation and scale our capabilities to prepare for significant assay volume, for general corporate purposes and to fund ongoing operations and the expansion of our business, including the increased costs associated with expanded commercial activities. We may also use the net proceeds from our sale of equity securities, if any, cash received from the licensing of our technology, if any, and our revenues from operations to acquire or invest in businesses, technologies, services or products, although we do not have any current plans to do so. On January 18, 2019, we completed an offering of 990,000 shares of our common stock at a purchase price of $2.25 per share raising net proceeds of approximately $2.0 million.  On February 12, 2019, we completed an offering of 6,250,000 shares of our common stock and warrants at a combined offering price of $1.20 per unit, raising approximately $6.8 million, and on March 11, 2019, the underwriters exercised their overallotment option under the February 2019 transaction and purchased 538,867 shares from us for total proceeds of $601,000.  In addition, on March 19, 2019, we completed an offering of 5,950,000 shares of common stock and warrants at an offering price of $1.37 per share raising approximately $7.5 million in net proceeds.

As of December 31, 2018, our cash totaled $3.4 million, and our outstanding net indebtedness totaled $1.6 million. While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We have determined that there is substantial doubt about our ability to continue as a going concern for the one-year period following the date that our financial statements for the year ended December 31, 2018 were issued, and we expect that we will need additional financing to execute on our current or future business strategies beyond the fourth quarter of 2019.

On September 20, 2018 we completed an offering of 642,438 shares of our common stock and prefunded warrants to purchase up to an aggregate of 120,000 shares of our common stock. The shares were sold at a purchase price of $3.285 per share and the pre-funded warrants were sold at a purchase price of $3.275 per pre-funded warrant which represents the per share purchase price for the shares less the $0.01 per share exercise price for each such pre-funded warrant. The net proceeds to us from this offering were approximately $2.2 million, after deducting expenses related to the offering including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants. In addition, in a concurrent private placement, we issued to purchasers a warrant to purchase one share of our common stock for each share and pre-funded warrant purchased for cash in the offering. All warrants issued in this offering have an exercise price of $3.16 per share, are exercisable upon the six-month anniversary of issuance and expire five years from such date.

On August 13, 2018, we completed a rights offering. Pursuant to the rights offering, we sold an aggregate of 11,587 units consisting of an aggregate of 11,587 shares of Series A Preferred Stock and 2,549,140 warrants, with each warrant exercisable for one share of our common stock at an exercise price of $4.53 per share, resulting in net proceeds to us of approximately $10.2 million, after deducting expenses relating to the rights offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

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

On January 30, 2018, we received net cash proceeds of approximately $13.3 million from the closing of a follow-on public offering of 1,095,153 shares of our common stock and warrants to purchase up to an aggregate of 1,095,153 shares of our common stock at a combined offering price of $13.50 per unit. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering, with approximately $16.4 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.16 per share, which is subject to down round adjustment, until their expiration in January 2023.

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

Item 8. Financial Statements and Supplementary Data

Biocept, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Biocept, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Biocept, Inc. (“Company”) as of December 31, 2018 and 2017, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers as a result of the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers effective January 1, 2018, under the modified retrospective method.

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

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 28, 2019

Biocept, Inc.

Balance Sheets

	December 31,	December 31,
	2017	2018
Current assets:
Cash	$2,146,611	$3,423,373
Accounts receivable, net	1,193,426	1,574,325
Inventories, net	498,702	587,222
Prepaid expenses and other current assets	416,600	425,961
Total current assets	4,255,339	6,010,881
Fixed assets, net	3,123,567	2,739,422
Total assets	$7,378,906	$8,750,303
Current liabilities:
Accounts payable	$1,269,953	$2,039,718
Accrued liabilities	1,752,363	1,928,393
Supplier financings	61,226	—
Current portion of equipment financings	408,992	641,536
Current portion of credit facility, net	1,168,811	—
Total current liabilities	4,661,345	4,609,647
Non-current portion of equipment financings	1,150,063	985,015
Non-current portion of deferred rent	271,464	113,122
Total liabilities	6,082,872	5,707,784
Commitments and contingencies (see Note 16)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; no shares and 4,417 shares issued and outstanding at December 31, 2017 and 2018, respectively.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 1,181,179 shares issued and outstanding at December 31, 2017; 4,629,174 shares issued and outstanding at December 31, 2018.	118	463
Additional paid-in capital	196,545,523	223,499,634
Accumulated deficit	(195,249,607)	(220,457,578)
Total shareholders’ equity	1,296,034	3,042,519
Total liabilities and shareholders’ equity	$7,378,906	$8,750,303

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.

Statements of Operations and Comprehensive Loss

	For the year ended December 31,
	2017	2018
Net revenues	$5,068,663	$3,250,298
Costs and expenses:
Cost of revenues	9,345,122	10,051,735
Research and development expenses	3,364,747	4,468,572
General and administrative expenses	7,189,529	7,074,024
Sales and marketing expenses	6,343,971	5,914,706
Total costs and expenses	26,243,369	27,509,037
Loss from operations	(21,174,706)	(24,258,739)
Other income/(expense):
Interest expense, net	(482,623)	(310,976)
Other income	51,216	—
Total other income/(expense):	(431,407)	(310,976)
Loss before income taxes	(21,606,113)	(24,569,715)
Income tax expense	(7,624)	(1,886)
Net loss and comprehensive loss	$(21,613,737)	$(24,571,601)
Deemed dividend related to warrants down round provision	—	(636,370)
Net loss attributable to common shareholders	$(21,613,737)	$(25,207,971)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	916,599	2,798,243
Diluted	916,599	2,798,243
Net loss per common share:
Basic	$(23.58)	$(9.01)
Diluted	$(23.58)	$(9.01)

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.

Statements of Shareholders’ Equity

	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2016	583,313	$58	—	$—	$174,294,473	$(173,635,870)	$658,661
Stock-based compensation expense	—	—	—	—	1,247,481	—	1,247,481
Shares issued for restricted stock units	5,194	—	—	—	—	—	—
Shares issued upon exercise of common stock warrants	227,228	23	—	—	7,498,512	—	7,498,535
Shares and warrants issued for March 2017 registered direct offering, net of issuance costs	144,000	15	—	—	8,559,944	—	8,559,959
Shares and warrant issued for August 2017 private placement, net of issuance costs	48,889	5	—	—	2,023,934	—	2,023,939
Shares issued for December 2017 registered direct offering, net of issuance costs	164,167	16	—	—	2,921,180	—	2,921,196
Fractional shares issued upon one-for-thirty reverse stock split	8,388	1	—	—	(1)	—	—
Net loss	—	—	—	—	—	(21,613,737)	(21,613,737)
Balance at December 31, 2017	1,181,179	118	—	—	196,545,523	(195,249,607)	1,296,034
Stock-based compensation expense	—	—	—	—	623,412	—	623,412
Shares issued for restricted stock units	5,833	1	—	—	(1)	—	—
Shares issued upon exercise of pre-funded common stock warrants	120,000	12	—	—	1,188	—	1,200
Deemed dividends related warrants downround provision	—	—	—	—	636,370	(636,370)	—
Shares and warrants issued for January 2018 financing transaction, net of issuance costs	1,095,153	110	—	—	13,342,709	—	13,342,819
Shares and warrants issued for August 2018 rights offering, net of issuance costs	—	—	11,587	1	10,097,861	—	10,097,862
Shares and warrants issued for September 2018 registered direct offering, net of issuance costs	642,438	64	—	—	2,252,729	—	2,252,793
Shares issued upon conversion of preferred stock	1,584,571	158	(7,170)	(1)	(157)	—	—
Net loss	—	—	—	—	—	(24,571,601)	(24,571,601)
Balance at December 31, 2018	4,629,174	$463	4,417	$—	$223,499,634	$(220,457,578)	$3,042,519

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.

Statements of Cash Flows

	For the year ended December 31,
	2017	2018
Cash Flows from Operating Activities
Net loss	$(21,613,737)	$(24,571,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	575,717	800,905
Inventory reserve	(50,532)	(38,499)
Stock-based compensation	1,247,481	623,412
Non-cash interest expense related to credit facility and other financing activities	45,788	29,426
Increase/(decrease) in cash resulting from changes in:
Accounts receivable, net	(1,064,457)	(380,899)
Inventory	100,875	(50,021)
Prepaid expenses and other current assets	518,863	488,505
Accounts payable	349,932	601,872
Accrued liabilities	236,927	460,972
Accrued interest	78,649	(202,609)
Deferred rent	(76,232)	(116,681)
Net cash used in operating activities	(19,650,726)	(22,355,218)
Cash Flows from Investing Activities:
Purchases of fixed assets	(1,400,180)	(145,253)
Net cash used in investing activities	(1,400,180)	(145,253)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	13,505,094	25,693,474
Proceeds from exercise of common stock warrants	7,498,535	1,200
Net proceeds from sale-leaseback transaction	150,848	—
Payments on equipment financings	(166,348)	(160,381)
Payments on supplier and other third-party financings	(465,279)	(559,092)
Payments on credit facility	(1,934,665)	(1,197,968)
Net cash provided by financing activities	18,588,185	23,777,233
Net increase/(decrease) in Cash	(2,462,721)	1,276,762
Cash at Beginning of Period	4,609,332	2,146,611
Cash at End of Period	$2,146,611	$3,423,373
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$358,471	$605,485
Income taxes	$5,273	$4,517

The accompanying notes are an integral part of these financial statements.

Non-cash Investing and Financing Activities:

During the years ended December 31, 2017 and 2018, Biocept, Inc., or the Company, financed insurance premiums of approximately $451,000 and $488,000, respectively, through third-party financings (see Note 9). During the year ended December 31, 2018, the Company cancelled insurance premiums previously financed through third parties with no remaining principal balance outstanding at year end.

Fixed assets purchased totaling approximately $719,000 and $279,000 during the years ended December 31, 2017 and 2018, respectively, were recorded as equipment financing obligations and were excluded from cash purchases in the Company’s statements of cash flows (see Note 8).   During the year ended December 31, 2017, fixed assets with an aggregate net book value of approximately $34,000 were exchanged with a lender as partial payment on an outstanding equipment financing obligation balance.

The amount of unpaid fixed asset purchases excluded from cash purchases in the Company’s statements of cash flows decreased from approximately $31,000 at December 31, 2017 to $25,000 at December 31, 2018.

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

An offering of the Company’s common stock and a warrant to purchase its common stock occurred on August 9, 2017 (see Note 4). In the offering, a warrant was issued to purchase up to 47,821 shares of common stock at an exercise price of $45.00 per share with a term of five years and an estimated grant date fair value of approximately $1.5 million, which was recorded as an offset to additional paid-in capital (see Note 5). Additionally, approximately $176,000 of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance.

An offering of the Company’s common stock and a warrant to purchase its common stock occurred on December 8, 2017 (see Note 4). In the offering, a warrant was issued to the placement agent to purchase up to 8,208 shares of common stock at an exercise price of $25.50 per share that was first exercisable on June 5, 2018 with a term of five years expiring on December 5, 2022 and an estimated grant date fair value of approximately $0.1 million, which was recorded as an offset to additional paid-in capital (see Note 5). Additionally, approximately $428,000 of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance.

An offering of 1,095,153 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,095,153 shares of its common stock at a combined offering price of $13.50 per unit occurred on January 30, 2018. All warrants sold in this offering have an exercise price of $3.16 per share, subject to down round adjustment, are exercisable immediately and expire five years from the date of issuance. The estimated aggregate grant date fair value of these warrants was approximately $9.7 million as of the closing of the Company’s January 30, 2018 offering (see Note 4). Additionally, approximately $1.4 million of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance.

A rights offering for the Company’s Series A preferred stock and warrants was completed on August 13, 2018. Pursuant to the rights offering the Company sold 11,587 units consisting of an aggregate of 11,587 shares of Series A Preferred Stock and 2,549,140 warrants, with each warrant exercisable for one share of Common Stock at an exercise price of $4.53 per share. The gross amount raised in the rights offering was $11.6 million. All warrants sold in this offering have an exercise price of $4.53 per share, are exercisable immediately and expire five years from the date of issuance. The estimated aggregate grant date fair value of these warrants was approximately $8.4 million as of the closing of the rights offering (see Note 4). Additionally, approximately $1.4 million of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance. During the year ended December 31, 2018, 7,170 shares of Series A Preferred Stock were converted into 1,584,571 shares of common stock.

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

The issuance of warrants with an exercise price of $3.16 in the September 2018 financing transaction triggered the down round provision in the January 2018 warrants, resulting in recording a deemed dividend related to the warrants down round provision in the amount of approximately $636,000 increasing the net loss attributable to common shareholders.

The accompanying notes are an integral part of these financial statements.

BIOCEPT, INC.

NOTES TO FINANCIAL STATEMENTS

1. The Company and Business Activities

The Company was founded in California in May 1997 and is an early stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or liquid biopsy. The Company’s current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy at diagnosis, progression or for monitoring in order to identify specific resistance mechanisms. Sometimes traditional procedures, such as surgical tissue biopsies, result in tumor tissue that is insufficient and/or unable to provide the molecular subtype information necessary for clinical decisions. The Company’s assays, performed on blood, have the potential to provide more contemporaneous information on the characteristics of a patient’s disease when compared with tissue biopsy and radiographic imaging. Additionally, commencing in October 2017, the Company’s pathology partnership program, Empower TC, provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results and is available to pathology practices and hospital systems throughout the United States. Further, sales to laboratory supply distributors of our proprietary blood collection tubes, or BCTs, commenced in June 2018, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world.

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

2. Liquidity and Going Concern Uncertainty

As of December 31, 2018, cash totaled $3.4 million and the Company had an accumulated deficit of $220.5 million. For the years ended December 31, 2017 and 2018, the Company incurred net losses of $21.6 million and $24.6 million, respectively. At December 31, 2018, the Company had aggregate net interest-bearing indebtedness of $1.6 million of which $642,000 was due within one year, whereas at December 31, 2017, the Company had aggregate net interest-bearing indebtedness of approximately $3.1 million, of which approximately $2.0 million was due within one year, in addition to approximately $2.7 million of other non-interest-bearing current liabilities. Additionally, in February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly amounts of $62,500 through May 2020, under which approximately $341,000 remained outstanding at December 31, 2018 (see Note 16). These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued. The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. The accompanying financial statements and notes do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

In May 2015, the SEC declared effective a shelf registration statement filed by the Company, which expired in May 2018. The shelf registration statement allowed the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as its public float was less than $75 million.  Pursuant to an exclusive placement agent agreement dated April 25, 2016 between the Company and H.C. Wainwright & Co., LLC, or Wainwright, and a securities purchase agreement dated April 29, 2016 between the Company and the purchasers’ signatory thereto, the Company received approximately $4.3 million of net cash proceeds upon the sale of its common stock and warrants to purchase its common stock. Subsequent to the closing of this offering on May 4, 2016, no warrants sold in this offering have been exercised, with approximately $4.5 million in gross warrant proceeds remaining outstanding and available to be exercised at $117.00 per share until their expiration in May 2021. Pursuant to an exclusive placement agent agreement dated March 28, 2017 between the Company and Roth Capital Partners, LLC as lead placement agent, and WestPark Capital and Chardan Capital as co-placement agents, a securities purchase agreement for an offering of 144,000 shares of the Company’s common stock was effected under this registration statement at a per share price of $64.50. In a concurrent private placement, the Company sold unregistered warrants to purchase up to an aggregate of 72,000 shares of its common stock that closed concurrently with the offering common stock sold pursuant to this shelf registration statement, of which none have been subsequently exercised. All warrants sold in this offering have a per share exercise price of $75.00 and expire on October 1, 2022. The closing of the sale of these securities to the purchasers occurred on March 31, 2017, when the Company received approximately $8.6 million of net cash proceeds. Pursuant to an exclusive placement agent agreement dated December 5, 2017 between the Company and Dawson James Securities, Inc. as lead placement agent, and WestPark Capital as co-placement agent, a securities purchase agreement for a registered direct offering of 164,166 shares of the Company’s common stock was effected under this registration statement at a per share price of $20.40. The placement agent was issued a warrant to purchase 8,208 shares of common stock at an exercise price of $25.50 per share, which was first exercisable on June 5, 2018 and expires on December 5, 2022. The closing of the sale of these securities occurred on December 8, 2017, when the Company received approximately $2.9 million of net cash proceeds.

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

On January 30, 2018, the Company received net cash proceeds of approximately $13.3 million as a result of the closing of a follow-on public offering. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering, with approximately $16.4 million in gross warrant proceeds remaining outstanding and available to be exercised at $3.16 per share, subject to down round adjustment, until their expiration in January 2023.

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

On August 13, 2018, the Company completed a rights offering pursuant to an effective registration statement. Pursuant to the rights offering, the Company sold an aggregate of 11,587 units consisting of an aggregate of 11,587 shares of Series A Preferred Stock and 2,549,140 warrants, with each warrant exercisable for one share of its common stock at an exercise price of $4.53 per share, resulting in net proceeds to the Company of approximately $10.1 million, after deducting expenses relating to the rights offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

On September 20, 2018, the Company completed an offering of 642,438 shares of the Company’s common stock and pre-funded warrants to purchase up to an aggregate of 120,000 shares of its common stock. The shares were sold at a purchase price of $3.285 per share and the pre-funded warrants were sold at a purchase price of $3.275 per pre-funded warrant which represents the per share purchase price for the shares less the $0.01 per share exercise price for each such pre-funded warrant. The net proceeds to the Company from the offering were approximately $2.2 million, after deducting expenses related to the offering including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants. In addition, in a concurrent private placement, the Company issued to purchasers a warrant to purchase one share of the Company’s common stock for each share and pre-funded warrant purchased for cash in the offering. All warrants issued in this offering initially had an exercise price of $3.16 per share, are exercisable upon the six-month anniversary of issuance and expire five years from such date.

On January 18, 2019, the Company completed an offering of 990,000 shares of the Company’s common stock pursuant to a shelf-registration on Form S-3 that became effective in May 2018. The shares were sold at a purchase price of $2.25 per share and the net proceeds to the Company from this offering were approximately $2.0 million, after deducting expenses related to the offering including dealer-manager fees and expenses.

On February 12, 2019, the Company received net cash proceeds of approximately $6.8 million as a result of the closing of a follow-on public offering of 6,250,000 shares of its common stock and warrants to purchase up to an aggregate of 6,250,000 shares of its common stock at a combined offering price of $1.20 per unit. All warrants sold in this offering have an exercise price of $1.20 per share, are exercisable immediately and expire five years from the date of issuance. In addition, the Company granted warrants to purchase up to an aggregate of 937,500 shares of the Company’s common stock in connection with the partial exercise of the over-allotment option granted to the underwriters. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering.  On March 11, 2019, the underwriters exercised their overallotment option for 538,867 shares of the Company’s common stock related to the February 12, 2019 follow-on offering, purchasing shares at $1.20 for net cash proceeds of approximately $601,000.

On March 19, 2019, the Company received net cash proceeds of approximately $7.5 million as a result of completing a registered direct offering of 5,950,000 shares at a negotiated purchase price of $1.37 per share. In addition, in a concurrent private placement, the Company issued to purchasers a warrant to purchase one share of the Company’s common stock for each share purchased for cash in the offering.  All warrants issued in this offering have an exercise price of $1.25 per share, are exercisable immediately upon issuance and expire 5.5 years following the date of issuance.

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

Revenue Recognition and Accounts Receivable

The Company's commercial revenues are generated from diagnostic services provided to patient’s physicians and billed to third-party insurance payers such as managed care organizations, Medicare and Medicaid and patients for any deductibles, coinsurance or copayments that may be due. Commencing on March 31, 2017, the Company began to recognize commercial revenue related to billings for assays delivered and billed to Medicare and other third-party payers on an accrual basis when amounts that will ultimately be realized can be estimated upon delivery, whereby prior to March 31, 2017, the Company recognized revenues for its commercial diagnostic services on a cash basis as collected because the amounts ultimately expected to be received could not be estimated upon delivery due to insufficient collection history experience. Commencing on January 1, 2018, the Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, or ASC 606, which requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted the provisions of ASC 606 using the modified retrospective application method applied to all contracts, which did not impact amounts previously reported by the Company, nor did it require a cumulative effect adjustment upon adoption, as the Company’s method of recognizing revenue under ASC 606 was analogous to the method utilized immediately prior to adoption. Accordingly, there is no need for the Company to disclose the amount by which each financial statement line item was affected as a result of applying the new standard and an explanation of significant changes.

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

The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more consideration than it originally estimated for a contract with a customer, it will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if the Company subsequently determines that the amount it expects to collect from a customer is less than it originally estimated, it will generally account for the change as a decrease in the estimate of the transaction price as a decrease to revenue, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized. Revenue recognized from changes in transaction prices was not significant during the year ended December 31, 2018.

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

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the years ended December 31, 2017 and 2018, disaggregated by source and nature, are as follows:

	For the year ended December 31,
	2017	2018
Net revenues from contracted payers*	$2,074,596	$1,348,383
Net revenues from non-contracted payers	2,721,717	1,703,179
Development services revenues	272,350	198,736
Total net revenues	$5,068,663	$3,250,298

*Includes Medicare and Medicare Advantage, as reimbursement amounts are fixed and miscellaneous income from CEE-Sure blood collection tubes.

	For the year ended December 31,
	2017	2018
Net commercial revenues recognized upon delivery	$3,570,337	$3,051,562
Development services revenues recognized upon delivery	272,350	198,736
Commercial revenues recognized upon cash collection	1,225,976	—
Total net revenues	$5,068,663	$3,250,298

The amount of nonrecurring net revenue recorded during the year ended December 31, 2017, had the Company commenced recognizing revenue for commercial diagnostic services upon delivery on or prior to December 31, 2016 instead of on March 31, 2017, was $843,000, and the corresponding decrease in net loss per common share was $0.90. The incremental net revenue and decrease in loss from operations as a result of recognizing revenue on an accrual basis commencing on March 31,

2017, or the total amount of net revenue recorded in excess of the amount of commercial cash collections, was $1,139,000 during the year ended December 31, 2017, and the corresponding decrease in net loss per common share was $1.20, respectively.  For the year ended December 31, 2018 all revenues were recognized on an accrual basis.

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

The composition of the Company’s gross and net revenues recognized during the years ended December 31, 2017 and 2018 is as follows:

	For the year ended December 31,
	2017	2018
Commercial revenues recognized upon delivery	$15,685,069	$12,505,149
Development services revenues recognized upon delivery	272,350	198,736
Commercial revenues recognized upon cash collection	1,225,976	—
Total gross revenues	17,183,395	12,703,885
Provisions for contractual discounts	(5,805,787)	(3,937,993)
Provisions for aged non-patient receivables	(735,709)	(326,137)
Provisions for estimated patient receivables	(169,479)	(66,470)
Provisions for other payer-specific sales allowances	(5,403,757)	(5,122,987)
Net revenues	$5,068,663	$3,250,298

A summary of activity in the Company’s gross and net accounts receivable balances, as well as corresponding reserves, during the year ended December 31, 2018 is as follows:

	Balance at	Amounts	Settlements	Balance at
	December 31,	Recognized	Upon	December 31,
	2017	Upon Delivery	Adjudication	2018
Accounts receivable, gross	$6,937,063	$12,835,371	$(11,889,832)	$7,882,602
Reserve for contractual discounts	(1,974,849)	(3,214,615)	3,011,989	(2,177,475)
Reserve for aged non-patient receivables	(452,088)	(994,542)	880,682	(565,948)
Reserve for estimated patient receivables	(88,120)	(135,955)	208,598	(15,477)
Reserve for other payer-specific sales allowances	(3,228,580)	(5,239,961)	4,919,164	(3,549,377)
Accounts receivable, net	$1,193,426	$3,250,298	$(2,869,399)	$1,574,325

Cash

The Company places its cash with reputable financial institutions that are insured by the Federal Deposit Insurance Corporation, or FDIC. At times, deposits held may exceed the amount of insurance provided by the FDIC. The Company has not experienced any losses in its cash and believes they are not exposed to any significant credit risk.

Fair Value Measurements

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

The Company's third-party payers that represent more than 10% of total net revenues in any period presented, as well as their related net revenue amount as a percentage of total net revenues, during the years ended December 31, 2017 and 2018 were as follows:

	For the year ended December 31,
	2017	2018
Medicare and Medicare Advantage	39%	39%
Blue Cross Blue Shield	19%	11%
United Healthcare	12%	17%

The Company's third-party payers that represent more than 10% of total net accounts receivable, and their related net accounts receivable balance as a percentage of total net accounts receivable, at December 31, 2017 and 2018 were as follows:

	For the year ended December 31,
	2017	2018
Blue Cross Blue Shield	27%	22%
Medicare and Medicare Advantage	21%	17%
United Healthcare	15%	15%

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

Fixed Assets

Fixed assets consist of machinery and equipment, furniture and fixtures, computer equipment and software, leasehold improvements, financed equipment and construction in-process. Fixed assets are stated at cost less accumulated depreciation and amortization. Additions, improvements, and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the life of the lease or the asset, whichever is shorter. Depreciation and amortization expense for the years ended December 31, 2017 and 2018 was approximately $576,000 and $801,000, respectively.

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

Stock-based Compensation

The Company measures and recognizes compensation expense for all stock-based awards made to employees and directors based on their grant date fair values. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes option pricing model, while the fair value of restricted stock unit awards, or RSUs, is determined by the Company’s stock price on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. In addition, the Company estimates forfeitures at the time of grant and revises these estimates in subsequent periods if actual forfeitures differ from those estimates (see Note 10).

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

Calculating the fair value of stock-based awards requires the input of highly subjective assumptions into the Black-Scholes valuation model. Stock-based compensation expense is calculated using the Company’s best estimates, which involves inherent uncertainties, and the application of management’s judgment. Significant estimates include the expected life of the stock option, stock price volatility and risk-free interest rate.

Research and Development

Research and development costs are expensed as incurred. The amounts expensed in the years ended December 31, 2017 and 2018 were approximately $3,365,000 and $4,469,000, respectively, which includes salaries of research and development personnel.

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

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year operating loss, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of December 31, 2017 and 2018, and therefore has not recognized any income tax benefit or expense in the periods presented.

A tax benefit from uncertain tax positions may be recognized by the Company when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties for income taxes on the balance sheets at December 31, 2017 and 2018, and the Company has not recognized interest and/or penalties in the statements of operations and comprehensive loss for the years ended December 31, 2017 and 2018.

Recent Accounting Pronouncements

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

In February 2016, the FASB issued authoritative guidance, which changes several aspects of the accounting for leases, including the requirement that all leases with durations greater than twelve months be recognized on the balance sheet. The guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2018. Although the Company is in the process of finalizing the impact of adoption of the ASU on its financial statements, the Company will elect the optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption and will not restate prior periods. The Company expects to elect certain practical expedients permitted under the transition guidance. The Company will record a right-of-use asset and liability upon adoption of the guidance. The Company is currently finalizing its review of contracts and may identify additional embedded leases and additional amounts to be recorded.

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

In August 2017, the FASB issued authoritative guidance that expands and refines hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted. The Company adopted this guidance for the fiscal year beginning on January 1, 2019 and determined that the adoption of this guidance not will have a material impact on its financial statements or disclosures because the Company does not currently hold any financial instruments accounted for as a hedging activity.

In February 2018, the FASB issued authoritative guidance allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from a tax bill, “H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” or the Tax Cuts and Jobs Act, enacted on December 22, 2017. These amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act. However, because these amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. This guidance also requires certain disclosures about stranded tax effects. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance for the fiscal year beginning on January 1, 2019 and determined that the adoption of this guidance will not have a material impact on its financial statements or disclosures because the Company does not currently maintain any stranded tax effects in accumulated other comprehensive income.

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

In June 2018, the FASB issued authoritative guidance simplifying the accounting for nonemployee stock-based compensation and largely aligning such compensation with the accounting requirements for employee stock-based awards. For public companies, this guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of guidance on Revenue from Contracts with Customers (Topic 606). The Company adopted this guidance for the fiscal year beginning on January 1, 2019 and determined that the adoption of this guidance will not have a material impact on its financial statements or disclosures.

In November 2018, the FASB issued authoritative guidance clarifying the interaction between Collaborative Arrangements (Topic 808) and Revenue from Contracts with Customers (Topic 606) to address diversity in practice related to how companies account for collaborative arrangements. For public companies, this guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Revenue from Contracts with Customers (Topic 606). The Company currently intends to adopt this guidance upon the effective date and does not anticipate that the adoption of this guidance will have a material impact on its financial statements or disclosures.

4. Sales of Equity Securities

In May 2015, the SEC declared effective a shelf registration statement filed by the Company, which expired on May 21, 2018. The shelf registration statement allowed the Company to issue any combination of its common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as the Company’s public float was less than $75 million. Pursuant to an exclusive placement agent agreement dated March 28, 2017 between the Company and Roth Capital Partners, LLC as lead placement agent, and WestPark Capital and Chardan Capital as co-placement agents, a securities purchase agreement for an offering of 144,000 shares of the Company’s common stock was effected under this registration statement at a per share price of $64.50, which closed on March 31, 2017. In a concurrent private placement, the Company sold unregistered warrants to purchase up to an aggregate of 72,000 shares of the Company’s common stock that closed concurrently with the March 2017 offering of common stock sold pursuant the shelf registration statement, of which none have been subsequently exercised. All warrants sold in this offering have a per share exercise price of $75.00 and expire on October 1, 2022. The estimated grant date fair value of these warrants of approximately $2.8 million was recorded as an offset to additional paid-in capital upon the closing of this offering (see Note 5). At the closing of these sales on March 31, 2017, the Company received, approximately $8.6 million after deducting $0.7 million of costs directly associated with the offering that were recorded as an offset to additional paid-in capital under applicable accounting guidance . Pursuant to an exclusive placement agent agreement dated December 5, 2017 between the Company and Dawson James Securities, Inc. as lead placement agent, and WestPark Capital as co-placement agent, a securities purchase agreement for a registered direct offering of 164,166 shares of the Company’s common stock was effected under this registration statement at a per share price of $20.40. The placement agent was issued a warrant to purchase 8,208 shares of common stock at an exercise price of $25.50 per share with an estimated grant date fair value of $0.1 million, which expires on December 5, 2022.  The closing of the sale of these securities occurred on December 8, 2017, when the Company received approximately $2.9 million of net cash proceeds after deducting $0.4 million costs directly associated with the offering that were recorded as an offset to additional paid-in-capital under applicable accounting guidance.

Pursuant to a common stock and warrant purchase agreement dated August 9, 2017 between the Company and Ally Bridge LB Healthcare Master Fund Limited, or Ally Bridge, an offering of 48,888 shares of the Company’s common stock and warrants to purchase up to an aggregate of 47,821 shares of common stock was effected at a combined offering price of $45.00 per unit for total gross proceeds to the Company of $2.2 million. All warrants sold in this offering have a per share exercise price of $45.00, are exercisable immediately and expire five years from the date of issuance. The estimated grant date fair value of this warrant of approximately $1.5 million was recorded as an offset to additional paid-in capital upon the closing of this offering (see Note 5). Subsequent to the closing of this offering, no additional cash proceeds had been received from the exercise of warrants sold in this offering. As such, the total increase in capital as a result of the sale of the common stock and warrants has been approximately $2.0 million after deducting $0.2 million of associated costs incurred, which were offset against these proceeds under applicable accounting guidance.

On January 30, 2018, the Company received net cash proceeds of approximately $13.3 million as a result of the closing of a follow-on public offering of 1,095,153 shares of its common stock and warrants to purchase up to an aggregate of 1,095,153 shares of its common stock at a combined offering price of $13.50 per unit with $1.4 million of costs directly associated with the offering recorded as an offset to additional paid-in capital under applicable accounting guidance. All warrants sold in this offering have an exercise price of $3.16 per share, which is subject to down round adjustment, an aggregate estimated grant date fair value of $9.7 million (see Note 4) and expire five years from the date of issuance. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering.

In May 2018, the SEC declared effective a shelf registration statement filed by the Company, which expires in May 2021. The shelf registration statement allows the Company to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as our public float is less than $75 million.

On August 13, 2018, the Company completed a rights offering. Pursuant to the rights offering, the Company sold an aggregate of 11,587 units consisting of an aggregate of 11,587 shares of Series A Preferred Stock and 2,549,140 warrants, with each warrant exercisable for one share of our common stock at an exercise price of $4.53 per share, resulting in net proceeds to the Company of approximately $10.1 million, after deducting expenses relating to the rights offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants. Each share of Series A Preferred Stock will be convertible, at the Company’s option at any time on or after the first anniversary of the closing of the Rights Offering or at the option of the holder at any time, into the number of shares of the Company’s common stock, par value $0.0001 per share determined by dividing the $1,000 stated value per share of the Series A Preferred Stock by a conversion price of $4.53 per share. In addition, the conversion price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations or reclassifications.  Holders of Series A Preferred Stock shall be entitled to receive dividends (on an as-if-converted-to-common-stock basis) in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of Common Stock. The Series A Preferred Stock have no voting rights. Upon the Company’s liquidation, dissolution or winding-up, whether voluntary or involuntary, holders of Series A Preferred Stock will be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of Common Stock would receive if the Series A Preferred Stock were fully converted (disregarding for such purpose any conversion limitations thereunder) to Common Stock, which amounts shall be paid pari passu with all holders of Common Stock. The Company is not obligated to redeem or repurchase any shares of Series A Preferred Stock.

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

5. Fair Value Measurements

The estimated nonrecurring fair value measurements associated with fixed asset purchases recorded as equipment financing obligations totaling approximately $719,000 and $279,000 during the years ended December 31, 2017 and 2018, respectively, were based on information provided by vendors, which involved the use of significant unobservable Level 3 inputs.

The estimated fair value of the terms of the credit facility entered into with Oxford Finance LLC in April 2014, or the April 2014 Credit Facility, at December 31, 2017 and 2018 approximated its carrying value, which was determined using a discounted cash flow analysis. The analysis considered interest rates of instruments with similar maturity dates, which involved the use of significant unobservable Level 3 inputs.

Other Fair Value Measurement

As of the closing of the Company’s March 31, 2017 offering, the estimated grant date fair value of $39.30 per share associated with the warrants to purchase up to 72,000 shares of common stock issued in this offering, or a total of approximately $2.8 million, was recorded as an offset to additional paid-in capital, and was estimated using a Black-Scholes valuation model with the following assumptions:

Stock price	$63.90
Exercise price	$75.00
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.93%
Expected life (in years)	5.00
Expected volatility	80.0%

As of the closing of the Company’s August 9, 2017 offering, the estimated grant date fair value of $30.90 per share associated with the warrant to purchase up to 47,821 shares of common stock issued in this offering, or a total of approximately $1.5 million, was recorded as an offset to additional paid-in capital, and was estimated using a Black-Scholes valuation model with the following assumptions:

Stock price	$41.70
Exercise price	$45.00
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.81%
Expected life (in years)	5.00
Expected volatility	100.0%

As of the closing of the Company’s December 8, 2017 offering, the estimated grant date fair value of $15.60 per share associated with the warrant to purchase up to 8,208 shares of common stock issued to the placement agent in this offering, or a total of approximately $0.1 million, was recorded as an offset to additional paid-in capital, and was estimated using a Black-Scholes valuation model with the following assumptions:

Stock price	$22.20
Exercise price	$25.50
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.09%
Expected life (in years)	4.50
Expected volatility	100.0%

As of the closing of the Company’s January 30, 2018 offering, the grant date fair value of the warrants issued to purchase up to 1,095,153 shares of common stock were estimated to be approximately $8.82 per share, or a total of approximately $9.7 million. The warrants sold in this offering have an exercise price of $3.16 per share, which is subject to down round adjustment, and expire five years from the date of issuance. The fair value of the warrants was at issuance estimated using a Monte Carlo simulation valuation model using Geometric Brownian Motion, incorporating anticipated future financing events, with the following assumptions:

Beginning stock price	$10.17
Exercise price	$15.00
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.48%
Expected life (in years)	5.00
Expected volatility	99.00%

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

As of the closing of the Company’s September 20, 2018 offering, the grant date fair value of the warrants issued to purchase up to 762,438 shares of common stock were estimated to be approximately $2.57 per share, or a total of approximately $2.0 million. The warrants sold in this offering have an exercise price of $3.16 per share, and expire five years from the initial exercise date, which is the six-month anniversary of the date of issuance. The fair value of the warrants was estimated using a Black-Scholes model, incorporating the following assumptions:

Beginning stock price	$2.92
Exercise price	$3.16
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.77%
Expected life (in years)	5.50
Expected volatility	130.7%

Also, included in the September 20, 2018 offering the Company issued 120,000 pre-funded warrants.  The pre-funded warrants had an intrinsic value of $350,000. On November 28, 2018, the pre-funded warrants were exercised for total proceeds of approximately $1,200.

6. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	December 31,
	2017	2018
Fixed Assets
Machinery and equipment	$2,841,388	$2,818,583
Furniture and office equipment	147,976	157,391
Computer equipment and software	1,637,034	1,437,408
Leasehold improvements	553,529	570,173
Financed equipment	2,294,762	2,573,955
Construction in process	2,975	116,640
	7,477,664	7,674,150
Less accumulated depreciation and amortization	(4,354,097)	(4,934,728)
Total fixed assets, net	$3,123,567	$2,739,422
Accrued Liabilities
Accrued interest	$326,602	$-
Accrued payroll	224,813	255,426
Accrued vacation	474,953	535,682
Accrued bonuses	375,000	712,574
Accrued sales commissions	104,509	62,767
Current portion of deferred rent	116,681	158,342
Accrued other	129,805	203,602
Total accrued liabilities	$1,752,363	$1,928,393

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

A warrant to purchase up to 588 shares of the Company’s common stock at an exercise price of $424.80 per share with a term of 10 years was issued to Oxford Finance LLC on April 30, 2014. Issuance costs of approximately $102,000 associated with the term loan under the April 2014 Credit Facility were recorded as a discount to outstanding debt as of the closing date, resulting in net proceeds of approximately $4,898,000. The estimated fair value of the warrant issued of approximately $233,000 was also recorded as a discount to outstanding debt as of the closing date. The discounts and other issuance costs are amortized to interest expense utilizing the effective interest method over the underlying term of the loan, with total unamortized discounts of approximately $33,000 at December 31, 2017. The effective annual interest rate associated with the April 2014 Credit Facility was 13.87% at December 31, 2017. As of December 31, 2017, total remaining principal payments of approximately $1,201,000 were due and such principal balance was paid during the year ended December 31, 2018 with no outstanding principal balance remaining at December 31, 2018.

8. Equipment Financings

The Company leases certain laboratory equipment under arrangements accounted for as capital leases and classified as equipment financings. The financed equipment is depreciated on a straight-line basis over periods ranging from 5 to 7 years. The total gross value of fixed assets capitalized under such financing arrangements was approximately $2,295,000 and $2,574,000 at December 31, 2017 and 2018, respectively. Total accumulated depreciation related to financed equipment was approximately $759,000 and $1,135,000 at December 31, 2017 and 2018, respectively, and total depreciation expense was approximately $234,000 and $376,000, at December 31, 2017 and 2018, respectively. Fixed asset purchases totaling approximately $719,000 and $279,000 during the years ended December 31, 2017 and 2018, respectively, were recorded as equipment financings.

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

The following schedule sets forth the remaining future minimum lease payments outstanding under financed equipment arrangements, as well as corresponding remaining sales tax and maintenance obligation payments that are expensed and accrued as incurred and due within each respective year ending December 31, as well as the present value of the total amount of the remaining minimum lease payments as of December 31, 2018:

		Maintenance
	Minimum	and Sales Tax
	Lease	Obligation
	Payments	Payments
2019	$670,896	$91,285
2020	551,610	72,635
2021	305,006	51,473
2022	264,600	60,832
Thereafter	310,932	45,710
Total payments	2,103,044	321,935
Less amount representing interest	476,493	-
Present value of payments	$1,626,551	$321,935

The aggregate weighted average effective annual interest rate related to the equipment financings was 13.51% and 12.53% at December 31, 2017 and 2018, respectively, and the maturity dates on such outstanding arrangements range from June 2018 to September 2024. During the years ended December 31, 2017 and 2018, total interest expense related to equipment financings of $171,000 and $237,000, respectively, was recorded to the Company’s statement of operations and comprehensive loss. At December 31, 2018, the present value of minimum lease payments due within one year was approximately $642,000.

On January 26, 2018, the Company executed a lease agreement with a third-party lender to finance approximately $250,000 of planned fixed asset purchases. Under the terms of the lease agreement, the lease commencement and repayment occurs once the Company has financed equipment purchases for the full amount available under the lease agreement.  During the fourth quarter of 2018, the lease agreement was amended to increase the amount available under the lease to a total available cost of $332,000.  During 2018, equipment with a total cost of $332,000 was purchased under the lease and the lease term commenced on December 1, 2018.  Under the term of the lease, the Company is required to make 22 payments of $15,274 per month during the term of the agreement. Prior to lease commencement in December 2018, the Company paid pro-rated equipment rental charges for equipment financed under this lease totaling approximately $124,000.

9. Supplier Financings

In 2017 and 2018, the Company obtained third-party financing for certain business insurance premiums. The 2017 and 2018 financings bore interest at rates ranging from 4.40% to 6.20% per annum, and all financings were due within one year. The balances due under these annual financing arrangements were approximately $61,000 as of December 31, 2017, and there were no balances outstanding as of December 31, 2018 under this arrangement.

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

 At the Company’s annual meeting of stockholders held on June 28, 2018, the Company’s stockholders approved amendments to the 2013 Plan, which included an increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 146,666 shares. As of December 31, 2018, 124,211 shares of the Company’s common stock were authorized exclusively for the issuance of stock awards to employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules.

As of December 31, 2018, under all plans, a total of 264,098 non-inducement shares were authorized for issuance, 95,258 shares had been issued with 79,300 non-inducement stock options and restricted stock units, or RSUs, underlying outstanding awards, and 168,840 non-inducement shares were available for grant. As of December 31, 2018, 118,368 inducement shares had been issued under the 2013 Plan, with 117,534 inducement stock options and RSUs underlying outstanding awards and 0 inducement shares available for grant.

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

The assumptions used in the Black-Scholes pricing model for options granted during the years ended December 31, 2017 and 2018 are as follows:

	2017	2018
Stock and exercise prices	$20.82 - $63.90	$0.86 - $6.00
Expected dividend yield	0.00%	0.00%
Discount rate-bond equivalent yield	1.79% – 2.27%	2.50% - 3.02%
Expected life (in years)	5.12 – 6.09	4.00 - 5.96
Expected volatility	70.0% – 90.0%	100% - 120%

Using the assumptions described above, with stock and exercise prices being equal on date of grant, the weighted-average estimated fair value of options granted in 2017 and 2018 were approximately $1.02 and $1.75 per share, respectively.

A summary of stock option activity for the years ended December 31, 2017 and 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2016	29,888	$264.00	8.5
Granted	58,501	$44.70
Exercised	—	—
Cancelled/forfeited/expired	(6,746)	$143.10
Outstanding at December 31, 2017	81,643	$113.68	8.8
Granted	142,587	$2.20
Exercised	—	—
Cancelled/forfeited/expired	(28,410)	$57.96
Outstanding at December 31, 2018	195,820	$41.41	9.2
Vested and unvested expected to vest, December 31, 2018	183,136	$44.02	9.1

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest at December 31, 2017 and 2018 were each zero.

On July 25, 2016, the Company entered into an employment agreement with its new Chief Financial Officer, Senior Vice President of Operations and Secretary, or CFO. Pursuant to the terms of this employment agreement, on July 29, 2016 the CFO was granted inducement stock option awards with an exercise price of $58.50 per share to purchase up to (i) 2,222 shares of the Company’s common stock with an estimated grant date fair value of $43.50 per share, 25% of which vested on the one-year anniversary of the commencement of the CFO’s employment with the Company, and remainder of which will vest in equal monthly installments over the following three years, and (ii) 1,111 shares of the Company’s common stock with an estimated grant date fair value of $37.80 per share, which vested upon the Company’s achievement of specified corporate goals for 2016 and the consummation of a specified financing transaction. During the year ended December 31, 2017, 546 shares of the performance option award granted on July 29, 2016 were declared vested by the Company’s Board of Directors, and the remaining 565 shares underlying this award were forfeited.

On May 2, 2017, the Company’s Board of Directors approved the issuance of an aggregate of 18,333 performance stock options to be granted on May 31, 2017 to certain of the Company’s employees and all of its executive officers pursuant to the 2013 Plan, of which 6,666 performance stock options were granted to the Company’s CEO, 3,333 performance stock options were granted to its CFO, and 2,500 performance stock options were granted to each of its Chief Scientific Officer and Senior Medical Director. Each performance stock option granted on May 31, 2017 has an exercise price of $45.00 per share and an estimated grant date fair value of $29.70 per share. On July 6, 2017, the Company’s Compensation Committee of the Board of Directors approved the issuance of an aggregate of 2,500 performance stock options to be granted on July 31, 2017 to certain of the Company’s employees pursuant to the 2013 Plan, of which 2,500 performance stock options were forfeited by December 31, 2017. Each performance stock option granted on July 31, 2017 has an exercise price of $41.70 per share and an estimated grant date fair value of $24.90 per share. Each of the performance stock options granted during the year ended December 31, 2017 were subject to continuing service with vesting as determined by the Company’s Board of Directors or Compensation Committee of the Board of Directors upon the Company’s achievement of specified corporate goals for 2017. Subsequent to the year ended December 31, 2017, none of the performance option awards granted during the year ended December 31, 2017 were declared vested by the Company’s Compensation Committee of the Board of Directors, and the 20,750 shares underlying the remaining outstanding performance stock option awards at December 31, 2017 were forfeited.

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

A summary of RSU activity during 2017 and 2018 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	5,808	$80.40
Granted	11,666	$45.00
Vested and issued	(5,194)	$58.80
Forfeited	(250)	$63.60
Outstanding at December 31, 2017	12,030	$56.10
Granted	—	$—
Vested and issued	(5,835)	$45.00
Forfeited	(5,835)	$45.00
Outstanding at December 31, 2018	360	$415.80
Vested and unvested expected to vest, December 31, 2018	360	$415.80

At December 31, 2018, the intrinsic value of RSUs outstanding and RSUs unvested and expected to vest were approximately $300.  Of the 360 RSUs outstanding at December 31, 2018, all were fully vested.

The RSUs granted during the year ended December 31, 2016 vested fully on the one year anniversary of the date of grant and were subject to continuing service by the holders of such RSUs. At December 31, 2017, the intrinsic values of RSUs outstanding and RSUs unvested and expected to vest were approximately $250,000 and $129,000, respectively.

On May 2, 2017, the Company’s Board of Directors approved the issuance of an aggregate of 5,833 time-based RSUs and 5,833 performance RSUs to be granted on May 31, 2017 to certain of the Company’s employees and all of its executive officers pursuant to the 2013 Plan, of which 1,666 time-based RSUs and 833 performance RSUs were granted to its CEO, and 833 time-based RSUs and 833 performance RSUs were granted to certain other executive officers. Each RSU granted on May 31, 2017 has a grant date fair value of $45.00 per share. Vesting of the time-based RSUs granted on May 31, 2017 is subject to continuing service and occurred on the one year anniversary of the vesting commencement date, or May 2, 2018, while the performance RSUs were subject to continuous service and vesting was as determined by the Company’s Board of Directors or its Compensation Committee of the Board of Directors upon the achievement of specified corporate goals for 2017. Subsequent to the year ended December 31, 2017, none of the performance RSUs granted on May 31, 2017 were declared vested by the Company’s Compensation Committee of the Board of Directors, and the 5,833 shares underlying these awards were forfeited.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the statement of operations during the periods presented:

	Years Ended December 31,
	2017	2018
Stock Options
Cost of revenues	$142,400	$46,708
Research and development expenses	143,300	133,525
General and administrative expenses	575,741	300,433
Sales and marketing expenses	68,381	78,321
Total expenses related to stock options	929,822	558,987
RSUs
Cost of revenues	48,745	(18,802)
Research and development expenses	55,941	13,576
General and administrative expenses	160,937	54,302
Sales and marketing expenses	52,036	15,349
Total stock-based compensation	$1,247,481	$623,412

Stock-based compensation expense was recorded net of estimated forfeitures of 0% - 8% per annum during the years ended December 31, 2017 and 2018. As of December 31, 2018, total unrecognized share-based compensation expense related to unvested stock options and RSUs, adjusted for estimated forfeitures, was approximately $667,000, and such amount expected to be recognized over a weighted-average period of approximately 2.13 years.

11. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity, for warrants other than those underlying unexercised overallotment option warrants, during 2017 and 2018 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2016	387,395	$57.90	4.6
Issued	128,029	$60.62
Exercised	(227,228)	$33.00
Expired	—	$—
Outstanding at December 31, 2017	288,196	$78.86	4.0
Issued	4,526,661	$3.85
Exercised	(120,000)	$0.01
Expired	—	$—
Outstanding at December 31, 2018	4,694,927	$8.55	4.4

All warrants outstanding at December 31, 2018 are exercisable, except for the 762,438 warrants issued on September 24, 2018, which were first exercisable on March 24, 2019 and expire on March 24, 2024.

The intrinsic value of equity-classified common stock warrants outstanding at December 31, 2018 was zero.

On January 30, 2018, the Company issued warrants to purchase up to an aggregate of 1,095,153 shares of its common stock, which had an exercise price of $15.00 per share, subject to down round adjustment, are exercisable immediately and expire five years from the date of issuance.  As a result of the down round adjustment feature of these warrants, these warrants have a current exercise price of $3.16 per share as of December 31, 2018.

12. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the years ended December 31, 2017 and 2018, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the year ended
	December 31,
	2017	2018
Preferred warrants outstanding (number of common stock equivalents)	17	17
Common warrants outstanding	288,196	4,694,927
RSUs outstanding	12,030	360
Convertible preferred stock outstanding (number of common stock equivalents)	—	976,157
Common options outstanding	81,643	195,820
Total anti-dilutive common share equivalents	381,886	5,867,281

13. 401(k) Plan

The Company sponsors a 401(k) savings plan for all eligible employees. The Company may make discretionary matching contributions to the plan to be allocated to employee accounts based upon employee deferrals and compensation. During the years ended December 31, 2017 and 2018, the Company made $90,000 and approximately $215,000, respectively, in matching contributions into the savings plan.

14. Income Taxes

On December 22, 2017, the President of the United States signed into law new legislation, or the Act, that significantly revises the Internal Revenue Code of 1986, as amended, or the Code. The Act amends the Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction was effective on January 1, 2018. As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by approximately $2.6 million. Due to the Company's full valuation allowance position, the Company has also reduced the valuation allowance by the same amount. Due to uncertainties which currently exist in the interpretation of the provisions of the Act regarding Code Section 162(m), the Company has not evaluated the potential impacts of Code Section 162(m) as amended by the Act on its financial statements.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act which, among a broad range of tax reform measures, reduced the U.S. corporate tax rate from 35% to a flat 21% effective January 1, 2018. The reduction in the U.S. corporate tax rate required the Company to remeasure the federal portion of deferred tax assets and liabilities at December 31, 2017 to the enacted tax rate expected to apply when the temporary differences are to be realized. The Company provisionally recorded $2.6 million of expense related, offset by a full valuation allowance, for the remeasurement of its deferred tax assets and liabilities. As of December 31, 2018, the Company completed its accounting for the tax effects of the enactment of the 2017 Act which resulted in immaterial adjustments to provisional estimates, offset by a full valuation allowance.

For the years ended December 31, 2017 and 2018, the provision for income taxes was calculated as follows:

	For the year ended December 31,
	2017	2018
Current:
Federal	$—	$—
State	7,624	1,886
Total	7,624	1,886
Deferred
Federal	—	—
State	—	—
Total	—	—
Provision for income tax	$7,624	$1,886

The following table reconciles income taxes computed at the federal statutory rate and the Company’s provision for income taxes:

	For the year ended December 31,
	2017	2018
Income tax at statutory rate	$(7,346,079)	$(5,159,881)
Change in federal tax rate	2,621,803	—
State liability	(411,853)	(670,015)
Permanent items	214,313	118,959
Stock compensation	72,696	11,128
Nondeductible interest	15,568	—
Expiration of net operating losses	922,307	—
Research and development credit	(200,379)	(272,314)
State rate change	(18,026)	(132,855)
Estimated section 382 limitation	1,491,942	—
Return to provision	365,263	8,386
Other	488,264	19,420
Valuation allowance	1,791,805	6,079,058
Provision for income tax	$7,624	$1,886

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax assets consisted primarily of the income tax benefits from estimated net operating loss carryforwards, deferred rent, and estimated research and development credits. Valuation allowances have been recorded to fully offset deferred tax assets at December 31, 2017 and 2018, as it is more likely than not that the assets will not be utilized.

At December 31, 2018, the Company had estimated federal net operating loss carryforwards of approximately $13.6 million expiring beginning in 2035 and total estimated state net operating loss carryforwards of approximately $24.7 million expiring beginning in 2023. The Company has additional federal net operating losses of $23.6 million generated after 2017, which carry over indefinitely and may generally be used to offset up to 80% of future taxable income.  Additionally, at December 31, 2018, the Company had estimated research and development credits of approximately $160,000 and $3,543,000 for federal and California purposes, respectively. The estimated federal research and development tax credits will begin to expire in 2035. The California research and development tax credits do not expire.

For the years ended December 31, 2017 and 2018, the Company has evaluated the various tax positions reflected in its income tax returns for both federal and state jurisdictions, to determine if the Company has any uncertain tax positions on the historical tax returns. The Company recognizes the impact of an uncertain tax position on an income tax return at the largest amount that the relevant taxing authority is more-likely-than not to sustain upon audit. The Company does not recognize uncertain income tax positions if they have less than 50 percent likelihood of being sustained. Based on this assessment, the Company believes there are no tax positions for which a liability for unrecognized tax benefits should be recorded as of December 31, 2017 or 2018. The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for 2015 and before, state and local income tax examinations 2014 and before. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward and make adjustments up to the amount of the net operating loss carry forward amount. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate. The Company is currently not under examination by any taxing authorities and does not believe its unrecognized tax benefits will significantly change in the next twelve months.

The tax effects of carryforwards and other temporary differences that give rise to deferred tax assets consist of the following:

	For the year ended December 31,
	2017	2018
Estimated net operating loss carryforward	$3,699,532	$9,229,174
Estimated research and development credits	2,686,665	2,958,710
Accruals and other	2,560,419	2,864,028
Deferred rent	90,866	64,628
	9,037,482	15,116,540
Less valuation allowance	(9,037,482)	(15,116,540)
Net deferred tax assets	$—	$—

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

15. Related Party Transactions

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received payments totaling approximately $15,000 and $19,000 during the years ended December 31, 2017 and 2018, respectively, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement.

Pursuant to a sublease agreement dated March 30, 2015, the Company subleased 9,849 square feet, plus free use of an additional area, of its San Diego facility to an entity affiliated with the Company’s non-executive Chairman for $12,804 per month, with a refundable security deposit of $12,804 received from the subtenant. The initial term of the sublease expired on July 31, 2015 and was subject to renewal on a month-to-month basis thereafter. On February 1, 2017, the Company received notice from the subtenant terminating the sublease effective March 31, 2017. During the year ended December 31, 2017, the total amount of the $12,804 security deposit previously received from the subtenant was applied against approximately $16,000 in additional rents owed as a result of the subtenant continuing to occupy the subleased areas beyond March 31, 2017, and the balance of approximately $3,200 due to the Company was waived. A total of approximately $51,000 in rental income was recorded to other income/(expense) in the Company’s statement of operations and comprehensive loss during the year ended December 31, 2017. There was no income associated with this arrangement in 2018.

16. Commitments and Contingencies

Operating Leases

The Company leases office, laboratory, and warehouse space at its San Diego, California facility under a non-cancelable operating lease. The initial lease was for an eight-year term expiring in 2012. In November 2011, the Company extended the lease term through October 31, 2018 and expanded the original premises by 9,849 square feet. Under the amended lease, the landlord delivered the expanded premises in May 2013. In September 2013, the Company extended the lease term through July 31, 2020. The Company records rent expense on a straight-line basis over the life of the lease and records the excess of expense over the amounts paid as deferred rent. During each of the years ended December 31, 2017 and 2018, total rent expense recorded in the Company’s statements of operations and comprehensive loss was approximately $1,272,000.

The future minimum lease payments under the amended lease agreement as December 31, 2018 are as follows:

2019	$1,430,366
2020	855,136
Thereafter	—
Total	$2,285,502

Purchase Commitment

In February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly amounts of $62,500 through May 2020. At December 31, 2018, approximately $341,000 remained outstanding under this purchase commitment.

Financed Equipment Maintenance and Sales Tax Obligations

During the years ended December 31, 2017 and 2018, total expense recorded in the Company’s statement of operations and comprehensive loss for sales tax and maintenance obligations associated with equipment financing arrangements was approximately $79,000 and $101,000, respectively. At December 31, 2018, approximately $69,000 of such sales tax and maintenance obligations incurred but not paid were recorded in accrued other liabilities in the Company’s balance sheet (see Note 6). Future payments totaling approximately $322,000 for sales tax and maintenance obligations associated with financed equipment were due under equipment financing arrangements at December 31, 2018, which will be expensed as incurred (see Note 8).

Legal Proceedings

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any legal proceedings or aware of any threatened legal proceedings which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

17. Selected Quarterly Financial Data (Unaudited)

The following is selected quarterly financial data as of and for the periods ending:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2017
Balance sheet data:
Cash	$14,042,388	$10,000,155	$5,879,025	$2,146,611
Total assets	17,933,413	14,653,193	11,120,215	7,378,906
Total non-current liabilities	2,062,544	1,561,520	1,255,939	1,421,527
Total shareholders’ equity	10,418,069	7,342,257	4,026,079	1,296,034
Statement of operations and comprehensive loss data:
Net revenues	$1,683,065	$1,278,961	$1,111,411	$995,226
Cost of revenues	2,129,454	2,368,705	2,487,054	2,359,909
Research and development expenses	757,258	841,991	856,698	908,800
General and administrative expenses	1,906,635	1,798,026	1,834,771	1,650,097
Sales and marketing expenses	1,278,311	1,746,867	1,675,852	1,642,941
Loss from operations	(4,388,593)	(5,476,628)	(5,742,964)	(5,566,521)
Net loss	$(4,432,707)	$(5,693,151)	$(5,821,306)	$(5,666,573)
Net loss per common share:[1]
Basic	$(6.27)	$(6.32)	$(5.85)	$(5.36)

Diluted	$(6.27)	$(6.32)	$(5.85)	$(5.36)

Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	707,389	901,007	995,254	1,058,055

Diluted	707,389	901,007	995,254	1,058,055

[1]

Basic and diluted net loss per common share are computed independently for each of the components and quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net loss per common share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2018
Balance sheet data:
Cash	$9,272,420	$2,569,111	$8,956,200	$3,423,373
Total assets	14,747,827	8,291,310	14,551,892	8,750,303
Total non-current liabilities	1,357,193	1,258,261	1,174,397	1,098,137
Total shareholders’ equity	8,507,714	2,527,568	8,938,408	3,042,519
Statement of operations and comprehensive loss data:
Net revenues	$806,943	$822,238	$761,591	$859,526
Cost of revenues	2,434,886	2,699,671	2,481,916	2,435,262
Research and development expenses	1,070,584	1,019,285	1,089,746	1,288,957
General and administrative expenses	1,938,664	1,708,970	1,793,720	1,632,670
Sales and marketing expenses	1,636,542	1,433,174	1,404,192	1,440,798
Loss from operations	(6,273,733)	(6,038,862)	(6,007,983)	(5,938,161)
Net loss	$(6,356,404)	$(6,153,101)	$(6,047,784)	$(6,014,312)
Deemed dividend related to warrants down round provision	—	—	(636,370)	—
Net loss attributable to common shareholders	$(6,356,404)	$(6,153,101)	$(6,684,154)	$(6,014,312)
Net loss per common share:[1]
Basic	$(3.33)	$(2.70)	$(2.42)	$(1.43)

Diluted	$(3.33)	$(2.70)	$(2.42)	$(1.43)

Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	1,911,282	2,280,115	2,767,440	4,209,221

Diluted	1,911,282	2,280,115	2,759,614	4,209,221

[1]

Basic and diluted net loss per common share are computed independently for each of the components and quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net loss per common share.

18. Subsequent Events

On January 18, 2019, the Company completed an offering of 990,000 shares of the Company’s common stock. The shares were sold at a purchase price of $2.25 per share and the net proceeds to the Company from this offering were approximately $2.0 million, after deducting expenses related to the offering including dealer-manager fees and expenses.

On February 12, 2019, the Company received net cash proceeds of approximately $6.8 million as a result of the closing of a follow-on public offering of 6,250,000 shares of its common stock and warrants to purchase up to an aggregate of 6,250,000 shares of its common stock at a combined offering price of $1.20 per unit. All warrants sold in this offering have an exercise price of $1.20 per share, are exercisable immediately and expire five years from the date of issuance. In addition, the Company sold warrants to purchase up to an aggregate of 937,500 shares of the Company’s common stock in connection with the partial exercise of the over-allotment option granted to the underwriters. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering.  On March 11, 2019, the underwriters exercised their overallotment option for 538,867 shares of the Company’s common stock related to the February 12, 2019 follow-on offering, purchasing shares at $1.20 for net cash proceeds of approximately $601,000.

Pursuant to the down round adjustment feature of the January 2018 warrants, the exercise price of these warrants was adjusted to the $1.20 price per share offering price in the February 2019 financing transaction.

On March 19, 2019, the Company received net cash proceeds of approximately $7.5 million as a result of completing a registered direct offering of 5,950,000 shares at a negotiated purchase price of $1.37 per share. In addition, in a concurrent private placement, the Company issued to purchasers a warrant to purchase one share of the Company’s common stock for each share purchased for cash in the offering.  All warrants issued in this offering have an exercise price of $1.25 per share, are exercisable immediately upon issuance and expire 5.5 years following the date of issuance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2018, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of such period.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the sections entitled “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2019 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

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

2. Financial Statement Schedules.

3. Exhibits.

Item 16. Form 10-K Summary.

None.

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

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	Specimen Common Stock certificate of Biocept, Inc. (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 28, 2017).
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

4.5

Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-201437), as amended, filed with the SEC on February 6, 2015).

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

4.15

Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.16 of the Registrant’s Post-Effective Amendment to Registration Statement on Form S-1 (File No. 333-213111), as amended, filed with the SEC on October 14, 2016).

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

4.18

Common Stock Purchase Warrant issued in favor of Dawson James Securities, Inc. under the Securities Purchase Agreement dated December 5, 2017 (incorporated by reference to Exhibit 4.18 of the Registrant’s Registration Statement on Form S-1 (File No. 333-221648), as amended, filed with the SEC on January 22, 2018).

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

4.21

Form of Series 1 Common Stock Purchase Warrant (incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225147), as amended, filed with the SEC on July 11, 2018).

4.22	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2018).
4.23	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2018).
4.24	Form of Series B Common Stock Warrant (previously filed).
4.25	Form of Pre-Funded Warrant (previously filed).
4.26	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 18, 2019).
10.1+	2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).
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

10.7+

Employment Agreement, between the Registrant and Lyle J. Arnold, dated April 30, 2011 (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).

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

10.19

Third Amendment to Loan and Security Agreement by and among Biocept, Inc., Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, including Oxford Finance LLC, dated as of June 28, 2017 (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2017).

Exhibit No.	Description of Exhibit
10.20+

Second Amendment to Employment Agreement by and between the Registrant and Michael W. Nall dated November 1, 2017 (incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1 (File no. 333-221648), as amended, filed with the SEC on January 22, 2018).

10.21+

Biocept, Inc. Amended and Restated 2013 Equity Incentive Plan, Form of Stock Option Grant Notice, Option Agreement, Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit agreement for use thereunder (incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8, filed with the SEC on October 19, 2018).

10.22	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 18, 2019).
23.1	Consent of Mayer Hoffman McCann P.C.
31.1	Certification of Michael Nall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Timothy Kennedy, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Nall, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Timothy Kennedy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.
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

BIOCEPT, INC.

Date: March 28, 2019	By:	/s/ Michael W. Nall
Michael W. Nall
Chief Executive Officer, President and Director

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael W. Nall and Timothy C. Kennedy, and each and either of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael W. Nall	Chief Executive Officer, President and Director	March 28, 2019
Michael W. Nall	(Principal Executive Officer)

/s/ Timothy C. Kennedy	Chief Financial Officer, Senior Vice President of Operations	March 28, 2019
Timothy C. Kennedy	(Principal Financial Officer and Principal Accounting Officer)

/s/ David F. Hale	Chairman and Director	March 28, 2019
David F. Hale

/s/ Marsha A. Chandler	Director	March 28, 2019
Marsha A. Chandler

/s/ Bruce E. Gerhardt	Director	March 28, 2019
Bruce E. Gerhardt

/s/ Bruce A. Huebner	Director	March 28, 2019
Bruce A. Huebner

/s/ Ivor Royston	Director	March 28, 2019
Ivor Royston

/s/ M. Faye Wilson	Director	March 28, 2019
M. Faye Wilson