Form 10-Q
period 2019-03-31
BIOCEPT INC
filed 2019-05-14
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.0001 per share	BIOC	The Nasdaq Stock Market LLC

As of May 10, 2019, there were 18,867,464 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2019

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	March 31,
	2018	2019
		(unaudited)
Current assets:
Cash	$3,423,373	$14,762,198
Accounts receivable, net	1,574,325	1,877,861
Inventories, net	587,222	577,284
Prepaid expenses and other current assets	425,961	270,248
Total current assets	6,010,881	17,487,591
Fixed assets, net	2,739,422	1,292,061
Lease right-of-use assets	—	3,112,280
Total assets	$8,750,303	$21,891,932
Current liabilities:
Accounts payable	$2,039,718	$2,262,214
Accrued liabilities	1,928,393	2,137,796
Current portion of equipment financings	641,536	—
Current portion of lease liabilities	—	2,025,594
Total current liabilities	4,609,647	6,425,604
Non-current portion of equipment financings	985,015	—
Non-current portion of lease liabilities	—	1,452,244
Non-current portion of deferred rent	113,122	—
Total liabilities	5,707,784	7,877,848
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 authorized; 4,417 shares issued and outstanding at December 31, 2018; and 2,139 shares issued and outstanding at March 31, 2019.	—	—
Common stock, $0.0001 par value, 150,000,000 authorized; 4,629,174 issued and outstanding at December 31, 2018; 18,867,464 issued and outstanding at March 31, 2019.	463	1,887
Additional paid-in capital	223,499,634	240,486,305
Accumulated deficit	(220,457,578)	(226,474,108)
Total shareholders’ equity	3,042,519	14,014,084
Total liabilities and shareholders’ equity	$8,750,303	$21,891,932

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended March 31,
	2018	2019
Net revenues	$806,943	$1,024,239
Costs and expenses:
Cost of revenues	2,434,886	2,599,364
Research and development expenses	1,070,581	1,223,291
General and administrative expenses	1,938,664	1,681,837
Sales and marketing expenses	1,636,542	1,374,560
Total costs and expenses	7,080,673	6,879,052
Loss from operations	(6,273,730)	(5,854,813)
Other income/ (expense):
Interest expense	(82,674)	(61,974)
Total other income/ (expense):	(82,674)	(61,974)
Loss before income taxes	(6,356,404)	(5,916,787)
Income tax expense	—	—
Net loss and comprehensive loss	$(6,356,404)	$(5,916,787)
Deemed dividend related to warrants down round provision	—	(99,743)
Net loss attributable to common shareholders	$(6,356,404)	$(6,016,530)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	1,911,282	9,792,093
Diluted	1,911,282	9,792,093
Net loss per common share:
Basic	$(3.33)	$(0.61)
Diluted	$(3.33)	$(0.61)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Statement of Shareholders’ Equity

(Unaudited)

For the three months ended March 31, 2018	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2017	1,181,179	$118	—	$—	$196,545,523	$(195,249,607)	$1,296,034
Stock-based compensation expense	—	—	—	—	225,263	—	225,263
Shares and warrants issued for January 2019 financing transaction, net of issuance costs	1,095,153	110	—	—	13,342,711	—	13,342,821
Adjustment for presentation after reverse stock split	—	6,576	—	—	(6,576)	—	—
Net loss	—	—	—	—	—	(6,356,404)	(6,356,404)
Balance at March 31, 2018	2,276,332	$6,804	—	$—	$210,106,921	$(201,606,011)	$8,507,714

For the three months ended March 31, 2019	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2018	4,629,174	$463	4,417	$—	$223,499,634	$(220,457,578)	$3,042,519
Stock-based compensation expense	—	—	—	—	102,459	—	102,459
Shares issued upon exercise of common stock warrants	5,985	1	—	—	4,747	—	4,748
Deemed dividends related to warrants down round provision	—	—	—	—	99,743	(99,743)	—
Shares issued for January 2019 financing transaction, net of issuance costs	990,000	99	—	—	2,032,212	—	2,032,311
Shares and warrants issued for February 2019 financing transaction, net of issuance costs	6,250,000	625	—	—	6,602,110	—	6,602,735
Shares issued for January 2019 financing transaction overallotment, net of issuance costs	538,867	54	—	—	592,252	—	592,306
Shares and warrants issued for March 2019 financing transaction, net of issuance costs	5,950,000	595	—	—	7,553,198	—	7,553,793
Shares issued upon conversion of preferred stock	503,438	50	(2,278)	—	(50)	—	—
Net loss	—	—	—	—	—	(5,916,787)	(5,916,787)
Balance at March 31, 2019	18,867,464	$1,887	2,139	$—	$240,486,305	$(226,474,108)	$14,014,084

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2018	2019
Cash Flows from Operating Activities
Net loss	$(6,356,404)	$(5,916,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179,772	222,128
Amortization of right-of-use assets	—	(37,806)
Inventory reserve	(14,711)	531
Stock-based compensation	225,263	102,459
Non-cash interest expense related to credit facility and other financing activities	18,214	—
Increase/(decrease) in cash resulting from changes in:
Accounts receivable, net	(136,275)	(303,536)
Inventory	22,434	9,407
Prepaid expenses and other current assets	(199,677)	155,713
Accounts payable	204,171	152,635
Accrued liabilities	508,543	367,744
Deferred rent	(27,444)	—
Net cash used in operating activities	(5,576,114)	(5,247,512)
Cash Flows from Investing Activities:
Purchases of fixed assets	(53,980)	(32,898)
Net cash used in investing activities	(53,980)	(32,898)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	13,342,821	16,781,145
Proceeds from exercise of common stock warrants	—	4,748
Payments on finance leases	(38,726)	(166,658)
Payments on supplier and other third-party financings	(40,094)	—
Payments on credit facility	(508,098)	—
Net cash provided by financing activities	12,755,903	16,619,235
Net increase in Cash	7,125,809	11,338,825
Cash at Beginning of Period	2,146,611	3,423,373
Cash at End of Period	$9,272,420	$14,762,198
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$63,860	$61,974
Income taxes	$-	$-

Non-cash Investing and Financing Activities:

During the three months ended March 31, 2018, Biocept, Inc., or the Company, cancelled insurance premiums previously financed through third-parties with an aggregate remaining principal balance outstanding of approximately $31,000, and replaced them with insurance premiums financed through third-parties totaling approximately $80,000.

Fixed assets purchased totaling approximately $79,000 and $149,000 during the three months ended March 31, 2018 and 2019, respectively, were recorded as finance leases and were excluded from cash purchases in the Company’s statements of cash flows (see Note 7).

The amount of unpaid fixed asset purchases excluded from cash purchases in the Company’s statements of cash flows decreased from approximately $31,000 at December 31, 2017 to approximately $19,000 at March 31, 2018 and increased from approximately $25,000 at December 31, 2018 to approximately $86,000 at March 31, 2019.

An offering of 1,095,153 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,095,153 shares of its common stock at a combined offering price of $13.50 per unit occurred on January 30, 2018. All warrants sold in this offering have an exercise price of $1.20 per share, subject to down round adjustment, are exercisable immediately and expire five years from the date of issuance. The estimated aggregate grant date fair value on a relative fair value basis of approximately $9.7 million associated with these warrants was recorded as an offset to additional paid-in capital (see Note 4). Additionally, approximately $1.4 million of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance.

On February 12, 2019, the Company received net cash proceeds of approximately $6.6 million as a result of the closing of a follow-on public offering of 6,250,000 shares of its common stock and warrants to purchase up to an aggregate of 6,250,000 shares of its common stock at a combined offering price of $1.20 per unit. All warrants sold in this offering have an exercise price of $1.20 per share, are exercisable immediately and expire five years from the date of issuance. In addition, the Company sold warrants to purchase up to an aggregate of 937,500 shares of the Company’s common stock in connection with the partial exercise of the over-allotment option granted to the underwriters. Upon closing of the transaction, warrants to purchase 915,000 shares were issued pursuant to the placement agents’ partial exercise of their overallotment.

Pursuant to the down round adjustment feature of the January 2018 warrants, the exercise price of these warrants was adjusted to the $1.20 offering price per share in the February 2019 financing transaction and it resulted in recording a deemed dividend of $99,000.

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

On January 1, 2019, the company adopted the accounting rules in ASC Topic 842, Leases (ASC 842), and as a result, recorded net lease right-of-use assets of $1.9 million related to its operating lease, and recorded operating lease liabilities of $2.2 million.  In addition, in accordance with the guidance, $1.4 million of assets under capital leases previously classified in the property, plant, and equipment section of the balance sheet were reclassified to lease right-of-use assets.

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

The unaudited condensed financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission, or SEC, instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed financial statements are unaudited and do not contain all the information required by GAAP to be included in a full set of financial statements. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited financial statements for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission, or SEC, with our Annual Report on Form 10-K on March 29, 2019 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Certain prior period balances have been reclassified to conform to the current period presentation.  Such reclassifications had no effect on net loss.

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

The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more consideration than it originally estimated for a contract with a customer, it will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if the Company subsequently determines that the amount it expects to collect from a customer is less than it originally estimated, it will generally account for the change as a decrease in the estimate of the transaction price as a decrease to revenue, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized. Revenue recognized from changes in transaction prices was not significant during the three months ended March 31, 2018 and 2019.

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

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the three months ended March 31, 2018 and 2019 disaggregated by source and nature are as follows:

	For the three months ended March 31,
	2018	2019
Net revenues from contracted payers*	$337,946	$481,420
Net revenues from non-contracted payers	424,363	500,321
Development services revenues	44,634	42,498
Total net revenues	$806,943	$1,024,239

*Includes Medicare and Medicare Advantage, as reimbursement amounts are fixed.  Also includes other income from sales of CEE-Sure blood collection tubes and research-use-only (RUO) test kits.

	For the three months ended March 31,
	2018	2019
Net commercial revenues recognized upon delivery	$762,309	$893,938
Development services revenues recognized upon delivery	44,634	42,498
Commercial revenues recognized upon cash collection	—	87,803
Total net revenues	$806,943	$1,024,239

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

The Company's third-party payers that represent more than 10% of total net revenues in any period presented, as well as their related net revenue amount as a percentage of total net revenues, during the three months ended March 31, 2018 and 2019 were as follows:

	For the three months ended March 31,
	2018	2019
Medicare and Medicare Advantage	39%	45%
Blue Cross Blue Shield	22%	14%
United Healthcare	22%	12%

The Company's third-party payers that represent more than 10% of total net accounts receivable, and their related net accounts receivable balance as a percentage of total net accounts receivable, at December 31, 2018 and March 31, 2019 were as follows:

	December 31, 2018	March 31, 2019
Blue Cross Blue Shield	22%	22%
Medicare and Medicare Advantage	17%	19%
United Healthcare	15%	16%

Recent Accounting Pronouncements

In February 2016, the FASB issued authoritative guidance, which changes several aspects of the accounting for leases, including the requirement that all leases with durations greater than twelve months be recognized on the balance sheet. The guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2018. Effective January 1, 2019, the Company adopted the guidance and elected the optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The Company also elected the practical expedient package as permitted under the transition guidance. As of January 1, 2019, the Company recorded a right-of-use asset and liability upon adoption of the guidance (See Note 7).

In August 2017, the FASB issued authoritative guidance that expands and refines hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted. The Company adopted this guidance for the fiscal year beginning on January 1, 2019 and determined that the adoption of this guidance does not have a material impact on its financial statements or disclosures because the Company does not currently hold any financial instruments accounted for as a hedging activity.

In February 2018, the FASB issued authoritative guidance allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from a tax bill, “H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” or the Tax Cuts and Jobs Act, enacted on December 22, 2017. These amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act. However, because these amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. This guidance also requires certain disclosures about stranded tax effects. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance for the fiscal year beginning on January 1, 2019 which did not have a material impact on its financial statements or disclosures because the Company does not currently maintain any stranded tax effects in accumulated other comprehensive income.

In June 2018, the FASB issued authoritative guidance simplifying the accounting for nonemployee stock-based compensation and largely aligning such compensation with the accounting requirements for employee stock-based awards. For public companies, this guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The

Company adopted this guidance for the fiscal year beginning on January 1, 2019 and determined that the adoption of this guidance does not have a material impact on its financial statements or disclosures.

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

2. Liquidity and Going Concern Uncertainty

As of March 31, 2019, cash totaled $14.8 million and the Company had an accumulated deficit of $226.5 million. For the year ended December 31, 2018 and the three months ended March 31, 2019, the Company incurred net losses of $24.6 million and $5.9 million, respectively. At March 31, 2019, the Company had aggregate net interest-bearing indebtedness of $1.6 million, of which $640,000 was due within one year, in addition to $4.4 million of other non-interest bearing current liabilities. Additionally, in February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly amounts of $62,500 through May 2020, under which approximately $278,000 remained outstanding at March 31, 2019 (see Note 11). These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued. The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. The accompanying financial statements and notes do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On January 30, 2018, the Company received net cash proceeds of approximately $13.3 million from the closing of a follow-on public offering of 1,095,153 shares of its common stock and warrants to purchase up to an aggregate of 1,095,153 shares of its common stock at a combined offering price of $13.50 per unit. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering, with approximately $1.3 million in gross warrant proceeds remaining outstanding and available to be exercised at $1.20 per share, subject to down round adjustment, until their expiration in January 2023.  Pursuant to the down round adjustment feature of the January 2018 warrants, the exercise price of these warrants was adjusted to the $1.20 offering price per share in the February 2019 financing transaction.

On May 24, 2018, the SEC declared effective a shelf registration statement filed by us, which expires in May 2021. The shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $50 million, subject to certain limitations for so long as our public float is less than $75 million.

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

On September 20, 2018, the Company completed an offering of 642,438 shares of the Company’s common stock and pre-funded warrants to purchase up to an aggregate of 120,000 shares of its common stock. The shares were sold at a purchase price of $3.285 per share and the pre-funded warrants were sold at a purchase price of $3.275 per pre-funded warrant which represents the per share purchase price for the shares less the $0.01 per share exercise price for each such pre-funded warrant. The net proceeds to the Company from the offering were approximately $2.2 million, after deducting expenses related to the offering including dealer-

manager fees and expenses, and excluding any proceeds received upon exercise of any warrants. In addition, in a concurrent private placement, the Company issued to purchasers a warrant to purchase one share of the Company’s common stock for each share and pre-funded warrant purchased for cash in the offering. All warrants issued in this offering initially had an exercise price of $3.16 per share, are exercisable upon the six-month anniversary of issuance and expire five years from such date.

On January 18, 2019, the Company completed an offering of 990,000 shares of the Company’s common stock. The shares were sold at a purchase price of $2.25 per share and the net proceeds to the Company from this offering were approximately $2.0 million, after deducting expenses related to the offering including dealer-manager fees and expenses.

On February 12, 2019, the Company received net cash proceeds of approximately $6.6 million from the closing of a follow-on public offering of 6,250,000 shares of its common stock and warrants to purchase up to an aggregate of 6,250,000 shares of its common stock at a combined offering price of $1.20 per unit. In addition, the Company sold warrants to purchase up to an aggregate of 937,500 shares of the Company’s common stock in connection with the partial exercise of the over-allotment option granted to the underwriters. Upon closing of the transaction, warrants to purchase 915,000 shares were issued pursuant to the placement agents’ partial exercise of their overallotment. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering.  On March 11, 2019, the underwriters exercised their overallotment option for 538,867 shares of the Company’s common stock related to the February 12, 2019 follow-on offering, purchasing shares at $1.20 per share for net cash proceeds of approximately $592,000.

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

3. Sales of Equity Securities

On January 30, 2018, the Company received net cash proceeds of approximately $13.3 million from the closing of a follow-on public offering of 1,095,153 shares of its common stock and warrants to purchase up to an aggregate of 1,095,153 shares of its common stock at a combined offering price of $13.50 per unit, with $1.4 million of costs directly associated with the offering recorded as an offset to additional paid-in capital under applicable accounting guidance. All warrants sold in this offering have an exercise price of $1.20 per share, subject to down round adjustment, are exercisable immediately and expire five years from the date of issuance. The estimated grant date fair value of these warrants of approximately $9.7 million was recorded as an offset to additional paid-in capital upon the closing of this offering (see Note 4). Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering.

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

On February 12, 2019, the Company received net cash proceeds of approximately $6.6 million as a result of the closing of a follow-on public offering of 6,250,000 shares of its common stock and warrants to purchase up to an aggregate of 6,250,000 shares of its common stock at a combined offering price of $1.20 per unit. All warrants sold in this offering have an exercise price of $1.20 per share, are exercisable immediately and expire five years from the date of issuance. In addition, the Company sold warrants to purchase up to an aggregate of 937,500 shares of the Company’s common stock in connection with the partial exercise of the over-allotment option granted to the underwriters. Upon closing of the transaction, warrants to purchase 915,000 shares were issued pursuant to the placement agents’ partial exercise of their overallotment. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering.  On March 11, 2019, the underwriters exercised their overallotment option for 538,867 shares of the Company’s common stock related to the February 12, 2019 follow-on offering, purchasing shares at $1.20 per share for net cash proceeds of approximately $592,000.

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

4. Fair Value Measurement

The estimated nonrecurring fair value measurements associated with fixed asset purchases recorded as right-of-use asset finance lease obligations totaling approximately $149,000 during the three months ended March 31, 2019 were calculated as the present value of the lease payments based on contractual payment amounts and estimated market rates.  Upon adoption of guidance in ASC Topic 842 Leases, the estimates fair value of the right-of-use operating lease asset was recorded based on present value of future lease payments based contractual payment amounts and estimated market rates in effect.

Other Fair Value Measurements

As of the closing of the Company’s January 30, 2018 offering, the estimated grant date fair value of approximately $8.82 per share associated with the warrants to purchase up to 1,095,153 shares of common stock issued in this offering, or a total of approximately $9.7 million, was recorded as an offset to additional paid-in capital on a relative fair value basis. All warrants sold in this offering had an exercise price of $1.20 per share, subject to down round adjustment, are exercisable immediately and expire five years from the date of issuance. The fair value of the warrants was estimated using a Monte Carlo simulation valuation model using Geometric Brownian Motion, incorporating anticipated future financing events, with the following assumptions:

Beginning stock price	$10.17
Exercise price	$15.00
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.48%
Expected life (in years)	5.00
Expected volatility	99.0%

As of the closing of the Company’s February 12, 2019 offering, the estimated grant date fair value of approximately $0.95 per share associated with the warrants to purchase up to 7,165,000 shares of common stock issued in this offering, or a total of approximately $6.8 million, was recorded as an offset to additional paid-in capital on a relative fair value basis. All warrants sold in this offering have an exercise price of $1.20 per share, are exercisable immediately and expire five years from the date of issuance. The fair value of the warrants was estimated using a Black-Scholes model with the following assumptions:

Beginning stock price	$1.05
Exercise price	$1.20
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.49%
Expected life (in years)	5.00
Expected volatility	147.7%

As of the closing of the Company’s March 19, 2019 offering, the estimated grant date fair value of approximately $1.01 per share associated with the warrants to purchase up to 5,950,000 shares of common stock issued in this offering, or a total of approximately $6.0 million, was recorded as an offset to additional paid-in capital on a relative fair value basis. All warrants sold in this offering have an exercise price of $1.25 per share, are exercisable immediately and expire 5.5 years from the date of issuance. The fair value of the warrants was estimated using a Black-Scholes model with the following assumptions:

Beginning stock price	$1.12
Exercise price	$1.25
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.44%
Expected life (in years)	5.50
Expected volatility	140.0%

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	March 31,
	2018	2019
Fixed Assets
Machinery and equipment	$2,818,583	$2,818,583
Furniture and office equipment	157,391	157,391
Computer equipment and software	1,437,408	1,552,891
Leasehold improvements	570,173	570,173
Financed equipment	2,573,955	—
Construction in process	116,640	103,915
Total fixed assets, gross	7,674,150	5,202,953
Less accumulated depreciation and amortization	(4,934,728)	(3,910,892)
Total fixed assets, net	$2,739,422	$1,292,061
Accrued Liabilities
Accrued interest	$—	$—
Accrued payroll	255,426	419,259
Accrued vacation	535,682	561,340
Accrued bonuses	712,574	971,918
Accrued sales commissions	62,767	89,671
Current portion of deferred rent	158,342	—
Accrued other	203,602	95,608
Total accrued liabilities	$1,928,393	$2,137,796

During the three months ended March 31, 2019, there were no disposals and $149,000 of fixed assets were acquired. Upon adoption of the lease guidance in ASC Topic 842, Leases (ASC 842), equipment with a total cost of $2,574,000 and accumulated depreciation of $1,135,000 were reclassified to leases right-of-use assets on the Company’s balance sheet (see Note 7).

6. April 2014 Credit Facility

On April 30, 2014, the Company received net cash proceeds of approximately $4,898,000 pursuant to the execution of the April 2014 Credit Facility. Upon the entry into the April 2014 Credit Facility, the Company was required to pay the lender a facility fee of $50,000 in conjunction with the funding of the term loan. The April 2014 Credit Facility was secured by substantially all of the Company’s personal property other than its intellectual property. The term loan under the April 2014 Credit Facility bore interest at an annual rate of 7.95%. The Company was required to make interest-only payments on the term loan through August 1, 2015. The outstanding term loan under the April 2014 Credit Facility began amortizing at the end of the applicable interest-only period, with monthly payments of principal and interest being made by the Company to the lender in consecutive monthly installments following such interest-only period. The term loan under the April 2014 Credit Facility matured on July 1, 2018. Under the original terms of the underlying agreement, the Company was also required to make a final payment to the lender equal to 5.5% of the original principal amount of the term loan funded. Upon maturity of the April 2014 Credit Facility on July 1, 2018, security interest in the Company’s personal property was released by the lender.

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

7. Leases

Effective January 1, 2019, the Company adopted US GAAP accounting rules in ASC Topic 842, Leases (ASC 842), using the modified retrospective method.  The Company elected to follow the package of practical expedients provided under the transition guidance within ASC 842, and accordingly, did not reassess whether any expired or existing contracts are or contain leases, did not reassess expired or existing leases, and did not reassess initial direct costs for any existing leases.  Upon adoption, the Company recorded an operating lease right-of-use asset and an operating lease liability on the balance sheet.  In addition, assets under equipment leases previously classified as capital leases within Property, Plant and Equipment on the Company’s balance sheet were reclassified to finance lease right-of-use assets upon adoption of the guidance.  Right-of-use assets and obligations were recognized based on the present value of remaining lease payments over the lease term.  As the Company’s operating lease does not provide an implicit rate, an estimated incremental borrowing rate was used based on the information available at the adoption date in determining the present value of lease payments.  Operating lease expense is recognized on a straight-line basis over the lease term.  Variable lease costs such as common area costs and other operating costs are expensed as incurred.  Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Finance Leases

The Company leases certain laboratory equipment under arrangements previously accounted for as capital leases, classified on the Company’s balance sheet as fixed assets and related lease liabilities and depreciated on a straight line basis over the lease term.  Upon adoption of ASC 842, leased equipment previously classified as fixed assets totaling $1.4 million in net book value were reclassified to lease right-of-use assets in accordance with the guidance. The equipment under finance leases is depreciated on a straight-line basis over periods ranging from approximately 3 to 7 years. The total gross value of equipment capitalized under such lease arrangements was approximately $2,574,000 and $2,723,000 at December 31, 2018 and March 31, 2019, respectively. Total accumulated depreciation related to financed equipment was approximately $1,135,000 and $1,246,000 at December 31, 2018 and March 31, 2019, respectively, and total depreciation expense related to financed equipment during the three months ended March 31, 2018 and 2019 was approximately $67,000 and $110,000, respectively.

On January 31, 2019, the Company executed an equipment financing commitment with a third-party lender for total proceeds of approximately $149,000, which was funded by the lender on February 1, 2019. Under the terms of the equipment financing agreement, which was accounted for as a finance lease transaction, the principal balance plus interest for the equipment are to be repaid in full after 36 monthly installments of $5,013 totaling approximately $180,000 through February 2022.

Operating Lease

The Company leases its primary laboratory and office facilities in San Diego, California.  This lease is classified as an operating lease in accordance with the ASC 842 guidance.  The average monthly cash payment for the operating lease is approximately $120,000 per month, and the lease term ends on July 31, 2020.  The Company recorded a lease right-of-use asset and lease liability of $1,930,000 and $2,201,000, respectively, as of January 1, 2019, based on present value of payments and an incremental borrowing rate of 4.5%.

In addition, the Company reviews agreements at inception to determine if they include a lease, and when they do, uses its incremental borrowing rate or implicit interest rate to determine the present value of the future lease payments.

The following schedule sets forth the components of right-of-use lease assets as of December 31, 2018 and March 31, 2019 as follows:

	December 31,	March 31,
	2018	2019
Lease right-of-use assets:
Operating	$—	$1,635,476
Finance	—	1,476,804
Total	$—	$3,112,280

The following schedule sets forth the current portion of operating and finance lease liabilities as of December 31, 2018 and March 31, 2019:

	December 31,	March 31,
	2018	2019
Current portion of lease liabilities:
Operating	$—	$1,385,031
Finance	—	640,563
Total	$—	$2,025,594

The following schedule sets forth the long-term portion of operating and finance lease liabilities as of December 31, 2018 and March 31, 2019:

	December 31,	March 31,
	2018	2019
Long-term portion of lease liability:
Operating	$—	$484,102
Finance	—	968,142
Total	$—	$1,452,244

The following schedule represents the components of lease expense for the three months ended March 31, 2019:

For the three months ended
March 31, 2019
Lease cost
Finance lease cost
Amortization of right-of-use assets	$110,330
Interest on lease liabilities	61,974
Operating lease cost	318,005
Total	$490,309

The following schedule sets forth the remaining future minimum lease payments outstanding under finance and operating leases, as well as corresponding remaining sales tax and maintenance obligation payments that are expensed as incurred and due within each respective year ending December 31, as well as the present value of the total amount of the remaining minimum lease payments as of March 31, 2019:

	Finance		Operating
	Minimum	Maintenance and	Minimum
	Lease	Sales Tax Obligation	Lease
	Payments	Payments	Payments
2019	$522,417	$69,861	$1,074,553
2020	611,772	77,298	855,136
2021	365,168	56,136	—
2022	268,056	62,778	—
Thereafter	286,746	45,710	—
Total payments	2,054,159	311,783	1,929,689
Less amount representing interest	(445,454)	—	(60,556)
Present value of payments	$1,608,705	$311,783	$1,869,133

The following schedule sets forth supplemental cash flow information related to operating and finance leases as of March 31, 2019:

For the three months ended
March 31, 2019
Other information
Operating cash flows from finance leases	$61,974
Operating cash flows from operating leases	$355,812
Financing cash flows from finance leases	$166,658

The aggregate weighted average remaining lease term was 3.37 years on finance leases and 1.34 years on operating leases as of March 31, 2019. The aggregate weighted average discount rate was 19.65% on finance leases and 4.5% on operating leases as of March 31, 2019.  During the three months ended March 31, 2019, the Company added $149,000 of right of use assets in exchange for finance lease liabilities.  In addition, upon adoption of the accounting guidance in ASC 842, $1.4 million of net machinery and equipment was reclassified to lease right-of-use assets related to assets under finance leases and $1.9 million of right-of-use facility lease was recorded under operating lease.

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

At the Company’s annual meeting of stockholders held on June 28, 2018, the Company’s stockholders approved amendments to the 2013 Plan, which included an increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 146,666 shares.  As of March 31, 2019, 124,211 shares of the Company’s common stock were authorized exclusively for the issuance of stock awards to employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules.

As of March 31, 2019, under all plans, a total of 264,098 non-inducement shares were authorized for issuance, 103,358 shares had been issued with 84,547 non-inducement stock options and restricted stock units, or RSUs, underlying outstanding awards, and 160,740 non-inducement shares were available for grant. As of March 31, 2019, a total of 118,368 inducement shares were authorized for issuance, 118,368 inducement shares had been issued with 117,534 inducement stock options and RSUs underlying outstanding awards, and no inducement shares were available for grant under the 2013 Plan.

Stock Options

A summary of stock option activity for the three months ended March 31, 2019 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2018	195,820	$41.41	9.2
Granted	8,100	$1.03
Exercised	—	—
Cancelled/forfeited/expired	(1,839)	$104.08
Outstanding at March 31, 2019	202,081	$39.14	9.0
Vested and unvested expected to vest at March 31, 2019	189,738	$41.48	8.9

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest at December 31, 2018 and March 31, 2019 were each zero.

Restricted Stock

A summary of RSU activity for the three months ended March 31, 2019 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2018	360	$415.80
Granted	—	—
Vested and issued	—	—
Forfeited	—	—
Outstanding at March 31, 2019	360	$415.80
Vested and unvested expected to vest at March 31, 2019	360	$415.80

At March 31, 2019, the intrinsic values of RSUs outstanding and RSUs unvested and expected to vest were each approximately $300. Of the 360 RSUs outstanding at March 31, 2019,  all were fully vested.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statements of operations and comprehensive loss during the periods presented:

	For the three months ended
	March 31,
	2018	2019
Stock Options
Cost of revenues	$17,579	$8,147
Research and development expenses	37,147	28,194
General and administrative expenses	105,175	47,581
Sales and marketing expenses	23,265	18,537
Total expenses related to stock options	183,166	102,459
RSUs
Cost of revenues	(17,250)	—
Research and development expenses	10,015	—
General and administrative expenses	40,059	—
Sales and marketing expenses	9,273	—
Total stock-based compensation	$225,263	$102,459

Stock-based compensation expense was recorded net of estimated forfeitures of 0% - 8% per annum during each of the three months ended March 31, 2018 and 2019. As of March 31, 2019, total unrecognized share-based compensation expense related to unvested stock options and RSUs, adjusted for estimated forfeitures, was approximately $588,978 and is expected to be recognized over a weighted-average period of approximately 2.1 years.

9. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity for the three months ended March 31, 2019 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2018	4,694,927	$8.55	4.4
Issued	13,115,000	1.22
Exercised	(5,985)	1.20
Expired	(4,474)	953.06
Outstanding at March 31, 2019	17,799,468	$2.80	4.9

Further information about equity-classified common stock warrants outstanding at March 31, 2019 is as follows:

		Weighted
Weighted		Average
Average	Total Shares	Contractual
Exercise Price	Outstanding	Life (in years)
$1.22	14,204,168	5.1
$4.21	3,311,578	4.4
$25.50	8,208	3.7
$33.00	96,999	2.6
$45.00	47,821	3.4
$75.00	71,995	3.5
$117.00	38,772	2.1
$140.40	19,339	0.9
$424.80	588	5.1
	17,799,468

All warrants outstanding at March 31, 2019 are exercisable. The intrinsic value of equity-classified common stock warrants outstanding at March 31, 2019 was zero.

10. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three months ended March 31, 2018 and 2019, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the three months ended
	March 31,
	2018	2019
Preferred warrants outstanding (number of common stock equivalents)	17	17
Common warrants outstanding	1,383,420	17,799,468
RSUs outstanding	6,197	360
Convertible preferred stock outstanding (number of common stock equivalents)	—	472,719
Common options outstanding	60,260	202,081
Total anti-dilutive common share equivalents	1,449,894	18,474,645

11. Commitments and Contingencies

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any legal proceedings or aware of any threatened legal proceedings that are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

In February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly amounts of $62,500 through May 2020. At March 31, 2019, a balance of $278,000 remained outstanding under this purchase commitment.

During the three months ended March 31, 2018 and 2019, total expense recorded in the Company’s unaudited condensed statements of operations and comprehensive loss for sales tax and maintenance obligations associated with equipment financing arrangements was approximately $29,000 and $24,000, respectively. At December 31, 2018 and March 31, 2019, approximately $69,000 and $78,000, respectively, of such sales tax and maintenance obligations incurred but not paid were recorded in accrued other liabilities in the Company’s balance sheet (see Note 5). Future payments totaling approximately $311,783 for sales tax and maintenance obligations associated with financed equipment were due under equipment financing arrangements at March 31, 2019, which will be expensed as incurred (see Note 7).

12. Related Party Transactions

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. There were no payments received by the Company related to this agreement during the three months ended March 31, 2018 and 2019.  (see Note 13).

13. Subsequent Events

The Company received a payment of approximately $26,000 in April 2019 from Aegea as reimbursement for shared patent costs under the Cross-License Agreement (see Note 12).

Subsequent to the three months ended March 31, 2019, the Company financed certain business insurance premiums totaling approximately $393,000 through third-parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 29, 2019. Past operating results are not necessarily indicative of results that may occur in future periods.

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

Our current assays and our planned future assays focus on key solid tumor indications utilizing our Target-SelectorTM liquid biopsy technology platform for the biomarker analysis of CTCs and ctDNA from a standard blood sample. Our patented Target-Selector CTC offering is based on an internally developed microfluidics-based cell capture and analysis platform, with enabling features that change how information provided by CTC testing is used by clinicians. Our CTC technology is also being validated on cerebral spinal fluid in order to provide information for patients with leptomeningeal disease. Our patented Target-Selector ctDNA technology enables detection of mutations and genome alterations with enhanced sensitivity and specificity, and is applicable to nucleic acid from ctDNA, and could potentially be validated for other sample types such as bone marrow, tissue or cerebrospinal fluid. Our Target-Selector CTC and ctDNA platforms provide both biomarker detection as well as monitoring capabilities and require only a patient blood sample. In January 2019, we began offering liquid biopsy kits containing our patented and proprietary Target Selector testing to laboratories and researchers worldwide.

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

Our primary sales strategy is to engage medical oncologists and other physicians in the United States at private and group practices, hospitals and cancer centers. In addition, we market our clinical trial and research services to pharmaceutical and biopharmaceutical companies and clinical research organizations. Additionally, commencing in October 2017, our pathology partnership program, branded as Empower TCTM, provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results and is available to pathology practices and hospital systems throughout the United States. Further, sales to laboratory supply distributors of our proprietary blood collection tubes, or BCTs, commenced in June 30, 2018, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world.

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

In particular, CTC and ctDNA assays could deliver important, actionable information not provided by other assays. For example, the historic clinical CTC test is the United States Food and Drug Administration, or FDA, approved CellSearch ®  test (formerly Janssen Diagnostics, now owned by Menarini Silicon Biosystems), which provides CTC enumeration, but is not FDA approved to perform biomarker analysis. We believe our ability to rapidly translate research insights about the utility of cytogenetic, immunocytochemical and molecular biomarkers to provide information to medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians for treatment decisions in the clinical setting will improve patient treatment and management, and that these assays will become a key component of the standard of care for personalized cancer treatment.

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

In the case of our breast and gastric cancer offerings, biomarker analysis involves fluorescence in situ hybridization, or FISH, for the detection and quantitation of the human epidermal growth factor receptor 2, or HER2, gene copy number as well as immunocytochemical, or ICC, analysis of estrogen receptor, or ER, protein, progesterone receptor, or PR, protein, and androgen receptor, or AR, protein, which are currently commercially available. A patient’s HER2 status provides the physician with information about the appropriateness of therapies such as Herceptin ® or Tykerb ®. ER and PR status provides the physician with information about the appropriateness of endocrine therapies such as tamoxifen and aromatase inhibitors.

Our lung cancer biomarker analysis offering currently includes FISH testing for ALK, ROS1, RET, MET and FGFR1 gene rearrangements, as well as analysis for the T790M, Deletion 19, and L858R mutations of the epidermal growth factor receptor, or EGFR gene, as well as BRAF, KRAS and NRAS. The L858R mutation of the EGFR gene and Exon 19 deletions as activators of EGFR kinase activity are associated with the use of the drugs Tarceva ®, Gilotrif ® and Iressa ®. For lung cancer, we also offer a resistance profile assay consisting of the biomarkers MET, HER2 (both of which we perform using our technology for CTCs), KRAS, and T790M (both of which are performed using ctDNA in plasma). These assays can be used by physicians to identify the mechanism causing disease progression for patients with NSCLC who are being treated with tyrosine kinase inhibitor, or TKI, therapy and therefore may qualify patients for inclusion in a clinical trial. In November 2015, Tagrisso ® was approved by the FDA, providing another biomarker-based therapy for the treatment of patients with EGFR-related lung cancer. Tagrisso ® is indicated for the treatment of patients with metastatic disease, who have progressed on or after EGFR TKI therapy, and who have acquired a T790M resistance mutation. Recently, the FDA approved the combination of Novartis’ Tafinlar ® (dabrafenib) and Mekinist ® (trametinib) for the treatment of patients with metastatic NSCLC whose tumors express the BRAF V600E mutation, an FDA “breakthrough therapy” designation for patients who have received prior chemotherapy. This combination was approved in Europe for the same indication in March 2017. BRAF mutations, which appear in approximately 1-3% of NSCLC cases globally, are associated with Zelboraf ® and Tafinlar ® treatment, as these BRAF inhibitors are both approved for the treatment of patients with melanoma.

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

In March 2013, we published a study in Cancer Medicine in collaboration with a group of breast cancer surgeons, pathologists and basic researchers at The University of Texas MD Anderson Cancer Center. In this study, our assay, and a version adapted for use with bone marrow samples, demonstrated the ability to identify HER2 positive CTCs and disseminated tumor cells (DTCs) seen in the bone marrow of patients who had been previously classified as HER2 negative by tumor tissue analysis. A HER2 positive result in a patient with breast cancer provides an indication to the physician that there is likely to be a survival benefit from treatment with Herceptin ® , as demonstrated in a number of large clinical studies.

As a follow up to the CTC findings published in Cancer Medicine, we were involved in a clinical study led by investigators at the Dana-Farber Cancer Institute. Study enrollment was completed. During the screening phase of this study, our CLIA-certified, CAP accredited laboratory tested blood samples from a cohort of patients with HER2 negative tissue status, with the aim to identify those patients that have individuals with HER2 positive CTCs. These patients were then assigned to chemotherapy plus Herceptin ®.  Additional CTC testing with HER2 FISH biomarker analyses were performed at subsequent time points. At the December 2014 San Antonio Breast Cancer Symposium, we presented findings of 311 patients tested with HER2 negative tissue status, where 22%

had CTCs with HER2 gene amplification at disease progression. HER2 gene amplification subsequently categorized these patients as potential candidates for anti-HER2 therapy as the cancer evolved. Moreover, our multi-antibody CTC capture method identified a substantial subset of patients who would not likely have had detectable CTCs with commonly used CTC capture technologies. This added 10% (included in the 22%) to the number of women who were candidates for this highly specific targeted therapy.

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

In September 2015, we presented the clinical validation data of our ctDNA assay in collaboration with the University of California, San Diego.  The results demonstrated a very high level of concordance to tissue results (88%), together with >95% analytical sensitivity and 99% analytical specificity, supporting our offering of a validated, robust non-invasive solution for mutation identification and monitoring in patients with lung cancer. Subsequent FDA approval of Tagrisso ® , a third-generation tyrosine kinase inhibitor, presented an opportunity for patients to be monitored using a ctDNA assay.

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

A case series manuscript was submitted in December 2018 for consideration as a peer-reviewed journal article in Clinics in Oncology . The paper has been accepted for publication and is expected to be released in the first half of 2019. The work highlights the clinical utility of liquid biopsy to stratify patients who may benefit from targeted therapy, describing three patients with metastatic NSCLC for whom tissue biopsy was insufficient for molecular profiling. In all three cases, our ctDNA liquid biopsy analyses detected an activating EGFR mutation. EGFR tyrosine kinase inhibitor therapy subsequently was initiated. Complete response lasting approximately two years was observed in one patient. For two patients, our ctDNA testing was performed at signs of clinical progression and Osimertinib was administered upon our liquid biopsy identification of the EGFR T790M resistance marker. In sum, patient survival was dramatically extended in all cases presented where targeted therapies were prescribed based on liquid biopsy results.

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

We have issued patents with broad claims covering our blood collection tube, antibody cocktail approach, microchannel, CTC detection methodologies, and ctDNA analysis. In addition to issued patents in the U.S., we have patents for our proprietary microchannel in China, Korea, Europe, Hong Kong, Canada and Japan, and for our antibody cocktail in Australia, Europe, Hong Kong and Japan. Our patent estate continues to evolve, and in addition to the broad patent estate around our CTC platform, we also have issued patents in the U.S., Australia, Europe, Japan and China for our novel switch blocker technology, solidifying our proprietary enrichment methodology for detecting ctDNA with very high sensitivity. Our CTC platform patents were filed from 2005 through 2012, and we expect to have patent protection into the 2030s. Our CTC patents and applications cover not only cancer as a target, but also prenatal and other rare cells of interest. Recently allowed patents in the U.S. cover the capture of “any target of interest on any solid surface” using our antibody capture approach. The patent for our proprietary specimen collection tubes expire in 2031, and the patents for our ctDNA technology expire in the early 2030’s.

As of March 31, 2019, we owned 32 issued patents and 18 patents pending related to our current technologies. Of these, 8 were issued and 5 were pending patents in the U.S., while 24 were issued and 12 were pending patents in non-U.S. territories. Separately, we also owned 7 issued patents related to our earlier microarray and cell analysis technology.

Results of Operations

Three Months Ended March 31, 2018 and 2019

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three months ended March 31,		Change
	2018	2019	$	%
(dollars in thousands)
Net revenues	$807	$1,024	$217	27%
Cost of revenues	2,434	2,599	165	7%
Research and development expenses	1,071	1,223	152	14%
General and administrative expenses	1,939	1,682	(257)	(13%)
Sales and marketing expenses	1,637	1,374	(263)	(16%)
Loss from operations	(6,274)	(5,854)	420	(7%)
Interest expense	(82)	(61)	21	(26%)
Other income	—	—	—	0%
Loss before income taxes	(6,356)	(5,915)	441	(7%)
Income tax expense	—	—	—	0%
Net loss	$(6,356)	$(5,915)	$441	(7%)

Net Revenues

Net revenues were approximately $1,024,000 for the three months ended March 31, 2019, compared with approximately $807,000 for the same period in 2018, an increase of $217,000, or 27%, which is primarily due to an increase in accession volume over the same period in the prior year.  The increase in accession volume is partially attributable to the increase in the urology business specifically targeted as part of our growth strategy.

The net estimated revenue per commercial accession delivered during the three months ended March 31, 2019 was $930, based on 961 commercial accessions delivered, while during the three months ended March 31, 2018 it was approximately $871, based on 875 commercial accessions delivered and approximately $762,000 in corresponding commercial net revenues. The following table sets forth certain information regarding commercial accessions received during the three months ended March 31, 2018 and 2019:

	Three months ended March 31,		Change
	2018	2019	# / $	%
# Commercial accessions received	912	1,011	99	11%
$ Value estimated per commercial accession received	$1,088	$1,038	$(50)	(5%)

Additionally, overall development revenues stayed relatively flat as compared to the same period in the prior year. The net revenue per accession increased primarily due to the higher number of biomarkers ordered during period as compared to the same period in the prior year, partially offset by a lower number of development services accessions delivered as follows:

	Three months ended March 31,		Change
	2018	2019	#	%
# Development services accessions delivered	169	137	(32)	(19%)
$ Value per development services accession delivered	$264	$310	$46	17%

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $2,599,000 for the three months ended March 31, 2019, compared with approximately $2,434,000 for the same period in 2018, an increase of $165,000, or 7%. The increase was primarily attributable to an increase of $106,000 in materials, shipping and other direct costs, $65,000 in facilities, depreciation, repairs and maintenance charges, $63,000 in lower cost allocations to research and development cost centers, and $17,000 in consulting and outside services costs.  These increases were partially offset by $86,000 in computer equipment, software, and laboratory equipment preventative maintenance allocations.

Research and Development Expenses. Research and development expenses were approximately $1,223,000 for the three months ended March 31, 2019, compared with approximately $1,071,000 for the same period in 2018, an increase of $152,000, or 14%. The increase was primarily attributable to an increase of $205,000 in materials and supplies costs, $52,000 in consulting, outside services and temporary labor charges, and $36,000 in facilities charges.  These increases were partially offset by a $73,000 decrease in personnel related costs, $63,000 decrease in allocations from cost of revenues, and a $5,000 decrease in computer and laboratory equipment maintenance.

General and Administrative Expenses. General and administrative expenses were approximately $1,682,000 for the three months ended March 31, 2019, compared with approximately $1,939,000 during the same period in 2018, a decrease of $257,000, or 13%. The decrease was primarily due to a decrease of $166,000 in consulting and outside service costs, $98,000 in stock-based compensation expenses, $76,000 in personnel costs, $21,000 in office expenses, and $16,000 in accounting and insurance costs.  These decreases were partially offset by an increase of $61,000 in allocated facilities, depreciation, repairs and maintenance costs, and $59,000 in legal and patent costs.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1,374,000 for the three months ended March 31, 2019 compared with approximately $1,637,000 for the same period in 2018, a decrease of $263,000, or 16%. The decrease was primarily attributable to $287,000 in lower sales force personnel costs due to lower headcount compared to the same period in the prior year, $29,000 in office expenses, and $13,000 in trade show costs.  These decreases were partially offset by $66,000 in higher consulting and outside services costs compared to the same period in the previous year.

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

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Three months ended March 31,
	2018	2019
(dollars in thousands)
Cash provided by/ (used in):
Operating activities	$(5,576)	$(5,248)
Investing activities	(54)	(33)
Financing activities	12,756	16,619
Net increase in cash	$7,126	$11,338

Cash Used in Operating Activities. Net cash used in operating activities was $5.2 million for the three months ended March 31, 2019, compared to net cash used in operating activities of $5.6 million for the same period in 2018. The net decrease of $328,000 in cash used was primarily related to a decrease in cash used to fund our net loss.

Cash Used in Investing Activities. Net cash used in investing activities was $33,000 for the three months ended March 31, 2019 compared to $54,000 in 2018, was related to purchases of fixed assets in the same quarter in the prior year.

Cash Provided by Financing Activities. Net cash provided by financing activities was $16.6 million for the three months ended March 31, 2019, compared to net cash provided by financing activities of $12.8 million for the same period in 2018. Our primary sources of cash from financing activities during the three months ended March 31, 2019 consisted of $2.0 million in net proceeds from our offering of common stock in January 2019, $6.6 million in net proceeds from our sale of common stock and warrants in February 2019, $0.6 million in net proceeds from exercise of overallotment from the January 2019 transaction, $7.6 million in net proceeds from our sale of common stock and warrants in March 2019, and $5,000 in proceeds from exercise of common stock warrants.  Net proceeds from financing transactions were partially offset by $0.2 million of principal payments made on indebtedness. Our primary sources of cash from financing activities during the three months ended March 31, 2018 consisted of $13.3 million in net proceeds from our offering of common stock and warrants in January 2018, which was partially offset by $0.5 million of principal payments made on indebtedness.

Liquidity, Capital Resources and Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. It may take several years to achieve positive operational cash flow, or we may not ever achieve positive operational cash flow. We expect that we will use the net proceeds from our sale of equity securities, if any, cash received from the licensing of our technology, if any, and our revenues from operations to hire sales and marketing personnel, support increased sales and marketing activities, fund further research and development, clinical utility studies and future enhancements of our assays, acquire equipment, implement automation and scale our capabilities to prepare for significant assay volume, for general corporate purposes and to fund ongoing operations and the expansion of our business, including the increased costs associated with expanded commercial activities. We may also use the net proceeds from our sale of equity securities, if any, cash received from the licensing of our technology, if any, and our revenues from operations to acquire or invest in businesses, technologies, services or products, although we do not have any current plans to do so. On January 18, 2019, we completed an offering of 990,000 shares of our common stock at a purchase price of $2.25 per share raising net proceeds of approximately $2.0 million.  On February 12, 2019, we completed an offering of 6,250,000 shares of our common stock and warrants at a combined offering price of $1.20 per unit, raising approximately $6.6 million, and on March 11, 2019, the underwriters exercised their overallotment option under the February 2019 transaction and purchased 538,867 shares from us for total proceeds of $592,000.  In addition, on March 19, 2019, we completed an offering of 5,950,000 shares of common stock and warrants at an offering price of $1.37 per share raising approximately $7.6 million in net proceeds.

As of March 31, 2019, our cash totaled $14.8 million, and our outstanding net indebtedness totaled $1.6 million. While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We have determined that there is substantial doubt about our ability to continue as a going concern for the one-year period following the date that our unaudited condensed financial statements for the three months ended March 31, 2019 were issued, and we expect that we will need additional financing to execute on our current or future business strategies beyond the fourth quarter of 2019.

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

We expect that we will need additional financing to execute on our current or future business strategies. Until we can generate significant cash from operations, including assay revenues, we expect to continue to fund operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time until expiry on May 21, 2021, subject to certain restrictions that apply for so long as our public float is less than $75 million. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

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

Critical Accounting Policies and Significant Judgments and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our financial statements, please see the information listed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained elsewhere in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 29, 2019.

Risks Relating to Our Financial Condition and Capital Requirements

*We are an early stage molecular oncology diagnostics company with a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability.

We have historically incurred substantial net losses, including net losses of $24.6 million for the year ended December 31, 2018 and $5.9 million and three-month period ended March 31, 2019, and we have never been profitable. At March 31, 2019, our accumulated deficit was approximately $226.5 million. Before 2008, we were pursuing a business plan relating to fetal genetic disorders and other fields, all of which were unrelated to cancer diagnostics. The portion of our accumulated deficit that relates to the period from inception through December 31, 2007 is approximately $66.5 million.

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

We currently derive substantially all of our revenues from sales of diagnostic assays. We began offering our assays through our Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified, CAP accredited, and state-licensed laboratory in 2014. Additionally, the sale of our proprietary blood collection tubes, or BCTs, commenced in June 2018, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world. We are in varying stages of research and development for other products and diagnostic assays that we may offer. If we are unable to increase sales of our existing products and diagnostic assays or successfully develop and commercialize other products and diagnostic assays, we will not produce sufficient revenues to become profitable.

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

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. For the year ended December 31, 2018 and the three month period ended March 31, 2019, our research and development expenses were $4.5 million and $1.2 million, respectively, and our sales and marketing expenses were $5.9 million and $1.4 million, respectively. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current products, assays and services and our planned future products, assays and services, continue to establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we need to generate significant revenues in order to achieve sustained profitability.

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

Approximately 39% and 45% of total net revenues during each of the year ended December 31, 2018 and the three-month period ended March 31, 2019 were associated with Medicare reimbursement. Approximately 22% of total net revenues during the year ended December 31, 2018 and 14% of total net revenues during the three-month period ended March 31, 2019 were associated with Blue Cross Blue Shield reimbursement, and approximately 22% and 12%, respectively, of total net revenues were associated with United Healthcare reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare, Blue Cross Blue Shield, and United Healthcare covered-portions of our current assays and our planned future assays would, without such contracted payer reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

We had outstanding 18,867,464 shares of common stock as of May 10, 2019, of which no more than 31,415 are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of April 30, 2019, we had outstanding preferred stock convertible into 472,719 shares of our common stock, options to purchase 202,081 shares of our common stock, 360 shares of common stock were issuable upon the settlement of outstanding restricted stock units, or RSUs, and 17,799,468 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options or upon the settlement of outstanding RSUs generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

Exhibit No.	Description of Exhibit
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

BIOCEPT, INC. (Registrant)

Date: May 14, 2019	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2019	By:	/s/ Timothy C. Kennedy
Timothy C. Kennedy
Chief Financial Officer, Senior Vice President of Operations
(Principal Financial and Accounting Officer)