Form 10-Q
period 2019-06-30
BIOCEPT INC
filed 2019-08-14
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 10, 2019, there were 23,018,235 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2019

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	June 30,
	2018	2019
		(unaudited)
Current assets:
Cash	$3,423,373	$12,590,597
Accounts receivable, net	1,574,325	2,208,955
Inventories, net	587,222	605,472
Prepaid expenses and other current assets	425,961	586,267
Total current assets	6,010,881	15,991,291
Fixed assets, net	2,739,422	1,219,103
Lease right-of-use assets	—	2,694,446
Total assets	$8,750,303	$19,904,840
Current liabilities:
Accounts payable	$2,039,718	$2,020,580
Accrued liabilities	1,928,393	1,490,808
Supplier financings	—	264,069
Current portion of equipment financings	641,536	—
Current portion of lease liabilities	—	2,046,413
Total current liabilities	4,609,647	5,821,870
Non-current portion of equipment financings	985,015	—
Non-current portion of lease liabilities	—	983,419
Non-current portion of deferred rent	113,122	—
Total liabilities	5,707,784	6,805,289
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 authorized; 4,417 shares issued and outstanding at December 31, 2018; and 2,133 shares issued and outstanding at June 30, 2019.	—	—
Common stock, $0.0001 par value, 150,000,000 authorized; 4,629,174 issued and outstanding at December 31, 2018; 23,018,235 issued and outstanding at June 30, 2019.	463	2,302
Additional paid-in capital	223,499,634	247,387,369
Accumulated deficit	(220,457,578)	(234,290,120)
Total shareholders’ equity	3,042,519	13,099,551
Total liabilities and shareholders’ equity	$8,750,303	$19,904,840

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2019	2018	2019
Net revenues	$822,238	$1,191,323	$1,629,181	$2,215,562
Costs and expenses:
Cost of revenues	2,699,671	2,673,323	5,134,557	5,272,687
Research and development expenses	1,019,285	1,148,280	2,089,866	2,371,571
General and administrative expenses	1,708,970	1,676,310	3,647,634	3,358,147
Sales and marketing expenses	1,433,174	1,614,732	3,069,716	2,989,292
Total costs and expenses	6,861,100	7,112,645	13,941,773	13,991,697
Loss from operations	(6,038,862)	(5,921,322)	(12,312,592)	(11,776,135)
Other income/ (expense):
Interest expense	(84,239)	(63,574)	(166,913)	(125,548)
Warrant inducement and other expenses	(30,000)	(1,831,116)	(30,000)	(1,831,116)
Total other income/ (expense):	(114,239)	(1,894,690)	(196,913)	(1,956,664)
Loss before income taxes	(6,153,101)	(7,816,012)	(12,509,505)	(13,732,799)
Income tax expense	—	—	(739)	—
Net loss and comprehensive loss	$(6,153,101)	$(7,816,012)	$(12,510,244)	$(13,732,799)
Deemed dividend related to warrants down round provision	—	—	—	(99,743)
Net loss attributable to common shareholders	$(6,153,101)	$(7,816,012)	$(12,510,244)	$(13,832,542)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	2,280,115	20,466,224	2,096,717	16,670,184
Diluted	2,280,115	20,466,224	2,096,717	16,670,184
Net loss per common share:
Basic	$(2.70)	$(0.38)	$(5.97)	$(0.83)
Diluted	$(2.70)	$(0.38)	$(5.97)	$(0.83)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2017	1,181,179	$118	—	$—	$196,545,523	$(195,249,607)	$1,296,034
Stock-based compensation expense	—	—	—	—	225,263	—	225,263
Shares and warrants issued for January 2018 financing transaction, net of issuance costs	1,095,153	110	—	—	13,342,711	—	13,342,821
Adjustment for presentation after reverse stock split	—	6,576	—	—	(6,576)	—	—
Net loss	—	—	—	—	—	(6,357,143)	(6,357,143)
Balance at March 31, 2018	2,276,332	$6,804	—	$—	$210,106,921	$(201,606,750)	$8,506,975
Stock-based compensation expense	—	—	—	—	173,694	—	173,694
Shares issued for restricted stock units	5,834	19	—	—	(19)	—	—
Net loss	—	—	—	—	—	(6,153,101)	(6,153,101)
Balance at June 30, 2018	2,282,166	$6,823	—	$—	$210,280,596	$(207,759,851)	$2,527,568

	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2018	4,629,174	$463	4,417	$—	$223,499,634	$(220,457,578)	$3,042,519
Stock-based compensation expense	—	—	—	—	102,459	—	102,459
Shares issued upon exercise of common stock warrants	5,985	1	—	—	4,747	—	4,748
Deemed dividends related to warrants downround provision	—	—	—	—	99,743	(99,743)	—
Shares issued for January 2019 financing transaction, net of issuance costs	990,000	99	—	—	2,032,212	—	2,032,311
Shares and warrants issued for February 2019 financing transaction, net of issuance costs	6,250,000	625	—	—	6,602,110	—	6,602,735
Shares issued for January 2019 financing transaction overallotment, net of issuance costs	538,867	54	—	—	592,252	—	592,306
Shares and warrants issued for March 2019 financing transaction, net of issuance costs	5,950,000	595	—	—	7,553,198	—	7,553,793
Shares issued upon conversion of preferred stock	503,438	50	(2,278)	—	(50)	—	—
Net loss	—	—	—	—	—	(5,916,787)	(5,916,787)
Balance at March 31, 2019	18,867,464	$1,887	2,139	$—	$240,486,305	$(226,474,108)	$14,014,084
Stock-based compensation expense	—	—	—	—	224,641	—	224,641
Shares issued upon exercise of common stock warrants	4,149,445	415	—	—	4,845,307	—	4,845,722
Shares issued upon conversion of preferred stock	1,326	—	(6)	—	—	—	—
Warrant inducement expense	—	—	—	—	1,831,116	—	1,831,116
Net loss	—	—	—	—	—	(7,816,012)	(7,816,012)
Balance at June 30, 2019	23,018,235	$2,302	2,133	$—	$247,387,369	$(234,290,120)	$13,099,551

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2018	2019
Cash Flows from Operating Activities
Net loss	$(12,510,244)	$(13,732,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357,173	450,984
Amortization of right-of-use assets	—	(75,613)
Inventory reserve	(68,782)	8,872
Stock-based compensation	398,957	327,100
Warrant inducement expense	—	1,831,116
Non-cash interest expense related to credit facility and other financing activities	31,454	—
Increase/(decrease) in cash resulting from changes in:
Accounts receivable, net	(244,239)	(634,630)
Inventory	30,447	(27,122)
Prepaid expenses and other current assets	59,545	233,153
Accounts payable	435,667	(71,720)
Accrued liabilities	71,749	(279,244)
Accrued interest	10,825	—
Deferred rent	(54,886)	—
Net cash used in operating activities	(11,482,334)	(11,969,903)
Cash Flows from Investing Activities:
Purchases of fixed assets	(72,356)	(86,476)
Net cash used in investing activities	(72,356)	(86,476)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	13,342,821	16,779,772
Proceeds from exercise of common stock warrants	—	2,513,172
Proceeds from warrant exercise inducement, net	—	2,337,298
Payments on finance leases	(111,006)	(277,250)
Payments on supplier and other third-party financings	(229,408)	(129,389)
Payments on credit facility	(1,025,217)	—
Net cash provided by financing activities	11,977,190	21,223,603
Net increase in Cash	422,500	9,167,224
Cash at Beginning of Period	2,146,611	3,423,373
Cash at End of Period	$2,569,111	$12,590,597
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$134,604	$125,548
Income taxes	$739	$—

Non-cash Investing and Financing Activities:

During the six months ended June 30, 2018 and 2019, Biocept, Inc., or the Company, financed insurance premiums of approximately $488,000 and $393,000, respectively, through third-party financings. During the six months ended June 30, 2018, the Company cancelled insurance premiums previously financed through third-parties with an aggregate remaining principal balance outstanding of approximately $31,000, and replaced them with insurance premiums financed through third-parties totaling approximately $80,000.

Fixed assets purchased totaling approximately $104,000 and $149,000 during the six months ended June 30, 2018 and 2019, respectively, were recorded as finance lease obligations and were excluded from cash purchases in the Company’s statements of cash flows (see Note 7).

The amount of unpaid fixed assets excluded from cash purchases in the Company’s statements of cash flows increased from approximately $31,000 at December 31, 2017 to approximately $35,000 at June 30, 2018 and increased from approximately $25,000 at December 31, 2018 to approximately $53,000 at June 30, 2019.

An offering of 1,095,153 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,095,153 shares of its common stock at a combined offering price of $13.50 per unit occurred on January 30, 2018. All warrants sold in this offering have an exercise price of $1.20 per share, subject to down round adjustment, are exercisable immediately and expire five years from the date of issuance. The estimated aggregate grant date fair value on a relative fair value basis of approximately $9.7 million associated with these warrants was recorded as an offset to additional paid-in-capital (see Note 4). Additionally, approximately $1.4 million of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance.

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

In May 2019, investors exercised warrants for 4.1 million shares of common stock at exercise prices ranging from $1.20 to $1.25 per share resulting in net cash proceeds to the Company totaling $4.8 million.  Approximately 2.1 million shares of the warrants exercised was pursuant to a warrant inducement transaction raising approximately $2.3 million of net proceeds of the total $4.8 million raised.

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

Contracts

For its commercial revenues, while the Company markets directly to physicians, its customer is the patient. Patients do not enter into direct agreements with the Company, however, a patient’s insurance coverage requirements would dictate whether or not any portion of the cost of the tests would be patient responsibility. Accordingly, the Company establishes contracts with commercial insurers in accordance with customary business practices, as follows:

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

The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more consideration than it originally estimated for a contract with a customer, it will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if the Company subsequently determines that the amount it expects to collect from a customer is less than it originally estimated, it will generally account for the change as a decrease in the estimate of the transaction price as a decrease to revenue, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized. Revenue recognized from changes in transaction prices was not significant during the three and six months ended June 30, 2018 and 2019.

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

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the three and six-months ended June 30, 2018 and 2019, disaggregated by source and nature, are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2019	2018	2019
Net revenues from contracted payers*	$356,000	$489,901	$694,760	$971,320
Net revenues from non-contracted payers	414,742	628,477	828,851	1,125,847
Development services revenues	51,496	45,081	96,130	87,579
Kits and Blood Collection Tubes (BCT)	—	27,864	9,440	30,816
Total net revenues	$822,238	$1,191,323	$1,629,181	$2,215,562

*Includes Medicare and Medicare Advantage, as reimbursement amounts are fixed.

	For the three months ended June 30,		For the six months ended June 30,
	2018	2019	2018	2019
Net commercial revenues recognized upon delivery	$770,742	$1,118,378	$1,523,611	$2,009,364
Development services revenues recognized upon delivery	51,496	45,081	96,130	87,579
Commercial revenues recognized upon cash collection	—	—	—	87,803
Kits and Blood Collection Tubes (BCT)	—	27,864	9,440	30,816
Total net revenues	$822,238	$1,191,323	$1,629,181	$2,215,562

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

The Company's third-party payers that represent more than 10% of total net revenues in any period presented, as well as their related net revenue amount as a percentage of total net revenues, during the three and six-months ended June 30, 2018 and 2019 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2019	2018	2019
Medicare and Medicare Advantage	38%	43%	39%	45%
Blue Cross Blue Shield	12%	20%	17%	17%
United Healthcare	15%	8%	19%	10%

The Company's third-party payers that represent more than 10% of total net accounts receivable, and their related net accounts receivable balance as a percentage of total net accounts receivable, at December 31, 2018 and June 30, 2019 were as follows:

	December 31, 2018	June 30, 2019
Blue Cross Blue Shield	22%	23%
Medicare and Medicare Advantage	17%	18%
United Healthcare	15%	15%

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

2. Liquidity and Going Concern Uncertainty

As of June 30, 2019, cash totaled $12.6 million and the Company had an accumulated deficit of $234.3 million. For the year ended December 31, 2018 and the six months ended June 30, 2019, the Company incurred net losses of $24.6 million and $13.7 million, respectively. At June 30, 2019, the Company had aggregate net interest-bearing indebtedness of $1.8 million, of which $899,000 was due within one year, in addition to $3.5 million of other non-interest bearing current liabilities. Additionally, in February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly amounts of $62,500 through May 2020, under which $216,000 remained outstanding at June 30, 2019 (see Note 11). These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued. The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. The accompanying financial statements and notes do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On January 30, 2018, the Company received net cash proceeds of approximately $13.3 million from the closing of a follow-on public offering of 1,095,153 shares of its common stock and warrants to purchase up to an aggregate of 1,095,153 shares of its common stock at a combined offering price of $13.50 per unit. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering, with approximately $1.3 million in gross warrant proceeds remaining outstanding and available to be exercised at $1.20 per share, which is subject to down round adjustment, until their expiration in January 2023. Pursuant to the down round adjustment feature of the January 2018 warrants, the exercise price of these warrants was adjusted to the $1.20 offering price per share in the February 2019 financing transaction.

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

In May 2019, the Company received net proceeds of approximately $2.3 million related to the May 2019 Warrant Exercise Inducement Offering as well as an additional $2.5 million from other warrant exercises.  The warrants exercised had exercise prices ranging from $1.20 to $1.25 per share and the total number of shares of common stock issued upon exercises both in connection with the Warrant Exercise Inducement Offering and other warrant exercises was approximately 4.2 million shares.

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

3. Sales of Equity Securities

On January 30, 2018, the Company received net cash proceeds of approximately $13.3 million from the closing of a follow-on public offering of 1,095,153 shares of its common stock and warrants to purchase up to an aggregate of 1,095,153 shares of its common stock at a combined offering price of $13.50 per unit, with $1.4 million of costs directly associated with the offering recorded as an offset to additional paid-in capital under applicable accounting guidance. All warrants sold in this offering have an exercise price of $1.20 per share, which is subject to down round adjustment, are exercisable immediately and expire five years from the date of issuance. The aggregate estimated grant date fair value of $9.7 million was recorded as an offset to additional paid-in capital upon the closing of this offering (see Note 4).

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

In May 2019, the Company received cash proceeds of approximately $2.5 million from the exercise of 2,086,479 February 2019 warrants at $1.20 per share.

On May 28, 2019, the Company entered into Warrant Exercise Agreements, or the Exercise Agreements, with certain of the holders of its existing warrants, or the Exercising Holders. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holders would cash exercise up to 20% of their Existing Warrants, or the Investor Warrants, into shares of Common Stock underlying such Existing Warrants, or the Exercised Shares. In order to induce the Exercising Holders to cash exercise the Investor Warrants, the Exercise Agreements provided for the issuance of new warrants, or the New Warrants, with such New Warrants to be issued in an amount equal to 75% of the number of Exercised Shares underlying any Investor Warrants that was cash exercised by July 15, 2019. The New Warrants were exercisable upon issuance and terminate on the date that is five-years and six-months following the initial exercise date. The New Warrants have an exercise price per share of $1.31.  A total of 2,062,966 Investor Warrants were exercised contemporaneously with the execution of the Exercise Agreements resulting in total proceeds to the Company of $2.3 million, net of investment banking fees. The warrants issued in connection with the Exercise Agreement were considered inducement warrants and are classified in equity. The fair value of the warrants issued was approximately $1.8 million (see valuation assumptions in Note 4). The fair value of the inducement warrants of

$1.8 million was expensed as warrant inducement expense in the accompanying consolidated statements of operations for the three and six months ended June 30, 2019.

On July 15, 2019, the Company entered into amendments (the “Amendments”) to the Exercise Agreements.  Pursuant to the Amendments, the period during which the Exercising Holders may elect to exercise for cash the Existing Warrants in exchange for new warrants to purchase Common Stock to be issued in an amount equal to 75% of the number of shares of Common Stock exercised under the Existing Warrants was extended from July 15, 2019 to July 31, 2019.  There had been no additional warrants exercised under the Amendments as the date this Quarterly Report on 10-Q was filed.

4. Fair Value Measurement

The estimated nonrecurring fair value measurements associated with fixed asset purchases recorded as right-of-use asset finance lease obligations totaling approximately $149,000 during the six months ended June 30, 2019 were calculated as the present value of the lease payments based on contractual payment amounts and estimated market rates.  Upon adoption of guidance in ASC Topic 842 Leases, the estimated fair value of the right-of-use operating lease asset was recorded based on present value of future lease payments based contractual payment amounts and estimated market rates in effect.

Other Fair Value Measurements

As of the closing of the Company’s January 30, 2018 offering, the grant date fair value of the warrants issued to purchase up to 1,095,153 shares of common stock was estimated to be approximately $8.82 per share, or a total of approximately $9.7 million, was recorded as an offset to additional paid-in-capital on a relative fair value basis. The warrants sold in this offering have an exercise price of $1.20 per share, which is subject to down round adjustment, and expire five years from the date of issuance. The fair value of the warrants was estimated using a Monte Carlo simulation valuation model using Geometric Brownian Motion, incorporating anticipated future financing events, with the following assumptions:

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

As of the closing of the Company’s May 30, 2019 warrant inducement transaction, the estimated grant date fair value of approximately $1.18 per share associated with the warrants to purchase up to 1,547,226 shares of common stock issued in this offering, or a total of approximately $1.8 million, was recorded as a warrant inducement expense with an offset to additional paid-in capital. All warrants issued in this warrant inducement transaction have an exercise price of $1.31 per share, are exercisable immediately and expire 5.5 years from the date of issuance. The fair value of the warrants was estimated using a Black-Scholes model with the following assumptions:

Beginning stock price	$1.29
Exercise price	$1.31
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.05%
Expected life (in years)	5.50
Expected volatility	145.9%

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	June 30,
	2018	2019
Fixed Assets
Machinery and equipment	$2,818,583	$2,823,938
Furniture and office equipment	157,391	157,391
Computer equipment and software	1,437,408	1,552,891
Leasehold improvements	570,173	570,174
Financed equipment	2,573,955	—
Construction in process	116,640	134,859
Total fixed assets, gross	7,674,150	5,239,253
Less accumulated depreciation and amortization	(4,934,728)	(4,020,150)
Total fixed assets, net	$2,739,422	$1,219,103
Accrued Liabilities
Accrued payroll	$255,426	$194,917
Accrued vacation	535,682	573,655
Accrued bonuses	712,574	447,432
Accrued sales commissions	62,767	87,224
Current portion of deferred rent	158,342	—
Accrued other	203,602	187,580
Total accrued liabilities	$1,928,393	$1,490,808

During the six months ended June 30, 2019 there were no disposals and $139,000 of fixed assets were acquired.  Upon adoption of the lease guidance in ASC Topic 842, Leases (ASC 842), equipment with a total cost of $2,574,000 and accumulated depreciation of $1,135,000 were reclassified to leases right-of-use assets on the Company’s balance sheet (see Note 7).  Depreciation expense for the six months ended June 30, 2018 was $357,173 and for the six months ended June 30, 2019 was $450,984.  Depreciation expense for the three months ended June 30, 2018 was $177,401 and for the three months ended June 30, 2019 was $228,856.

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

Finance Leases

The Company leases certain laboratory equipment under arrangements previously accounted for as capital leases, classified on the Company’s balance sheet as fixed assets and related lease liabilities and depreciated on a straight line basis over the lease term.  Upon adoption of ASC 842, leased equipment previously classified as fixed assets totaling $1.4 million in net book value were reclassified to lease right-of-use assets in accordance with the guidance. The equipment under finance leases is depreciated on a straight-line basis over periods ranging from approximately 3 to 7 years. The total gross value of equipment capitalized under such lease arrangements was approximately $2,574,000 and $2,723,000 at December 31, 2018 and June 30, 2019, respectively. Total accumulated depreciation related to equipment under finance leases was approximately $1,135,000 and $1,366,000 at December 31, 2018 and June 30, 2019, respectively. Total depreciation expense related to equipment under finance leases during the three months ended June 30, 2018 and 2019 was approximately $89,000, and was approximately $156,000 and $231,000 during the six months ended June 30, 2018 and 2019, respectively.

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

The following schedule sets forth the components of right-of-use lease assets as of December 31, 2018 and June 30, 2019 as follows:

	December 31,	June 30,
	2018	2019
Lease right-of-use assets:
Operating	$—	$1,337,240
Finance	—	1,357,206
Total	$—	$2,694,446

The following schedule sets forth the current portion of operating and finance lease liabilities as of December 31, 2018 and June 30, 2019:

	December 31,	June 30,
	2018	2019
Current portion of lease liabilities:
Operating	$—	$1,411,385
Finance	—	635,028
Total	$—	$2,046,413

The following schedule sets forth the long-term portion of operating and finance lease liabilities as of December 31, 2018 and June 30, 2019:

	December 31,	June 30,
	2018	2019
Long-term portion of lease liability:
Operating	$—	$121,706
Finance	—	861,713
Total	$—	$983,419

The following schedule represents the components of lease expense for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2019	2018	2019
Lease costs
Finance lease cost
Amortization of right-of-use assets	—	$119,599	—	$229,929
Interest on lease liabilities	—	63,574	—	125,548
Operating lease cost	—	318,005	—	636,010
Total	$—	$501,178	$—	$991,487

The following schedule sets forth the remaining future minimum lease payments outstanding under finance and operating leases, as well as corresponding remaining sales tax and maintenance obligation payments that are expensed as incurred and due within each respective year ending December 31, as well as the present value of the total amount of the remaining minimum lease payments as of June 30, 2019:

	Finance		Operating
	Minimum	Maintenance and	Minimum
	Lease	Sales Tax Obligation	Lease
	Payments	Payments	Payments
2019	$351,616	$46,833	$718,740
2020	611,772	77,298	855,136
2021	365,168	56,136	—
2022	268,056	62,778	—
Thereafter	286,746	45,710	—
Total payments	1,883,358	288,755	1,573,876
Less amount representing interest	(388,607)	—	(40,785)
Present value of payments	$1,494,751	$288,755	$1,533,091

The following schedule sets forth supplemental cash flow information related to operating and finance leases as of June 30, 2019:

For the six months ended
June 30, 2019
Other information
Operating cash flows from finance leases	$125,548
Operating cash flows from operating leases	$711,624
Financing cash flows from finance leases	$277,250

The aggregate weighted average remaining lease term was 3.19 years on finance leases and 1.09 years on operating leases as of June 30, 2019.  The aggregate weighted average discount rate was 21.17% on finance leases and 4.5% on operating leases as of June 30, 2019.  During the six months ended June 30, 2019, the Company added $149,000 of right of use assets in exchange for finance lease liabilities.  In addition, upon adoption of the accounting guidance in ASC 842, $1.4 million of net machinery and equipment was reclassified to lease right-of-use assets related to assets under finance leases and $1.9 million of right-of-use facility lease was recorded under operating lease.

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

At the Company’s annual meeting of stockholders held on June 28, 2018, the Company’s stockholders approved amendments to the 2013 Plan, which included an increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 146,666 shares. At the Company’s annual meeting of stockholders held on June 17, 2019, the Company’s stockholders approved additional amendments to the 2013 Plan including the increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 2,800,000 shares.  As of June 30, 2019, 124,211 shares of the Company’s common stock were authorized exclusively for the issuance of stock awards to employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules.

As of June 30, 2019, under all plans, a total of 3,064,098 non-inducement shares were authorized for issuance, 2,681,587 shares had been issued with 2,650,970 non-inducement stock options and restricted stock units, or RSUs, underlying outstanding awards, and 382,511 non-inducement shares were available for grant. As of June 30, 2019, 118,368 inducement shares were authorized for issuance, 118,368 inducement shares had been issued under the 2013 Plan, with 117,534 inducement stock options and RSUs underlying outstanding awards and no inducement shares available for grant.

Stock Options

A summary of stock option activity for the six months ended June 30, 2019 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2018	195,820	$41.41	9.20
Granted	2,586,329	$0.91
Exercised	—	—
Cancelled/forfeited/expired	(13,706)	$21.04
Outstanding at June 30, 2019	2,768,443	$3.67	9.76
Vested and unvested expected to vest at June 30, 2019	2,652,838	$3.78	9.76

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest at December 31, 2018 and June 30, 2019 were each approximately zero.

The assumptions used in the Black-Scholes pricing model for stock options granted during the six months ended June 30, 2019 were as follows:

Stock and exercise prices	$0.91 - $1.03
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.76% – 2.55%
Expected life (in years)	5.0 – 5.96
Expected volatility	128% - 156%

On April 30, 2019, the Company’s Board of Directors approved the issuance of an aggregate of 2,578,229 options to be granted to the Company’s employees, executives and Board members pursuant to the 2013 Amended Plan, subject to shareholder approval of the increase of the options available under the 2013 Amended Plan at the Company’s annual meeting on June 17, 2019.  On June 17, 2019 the Company’s shareholders approved the increase to the 2013 Amended Plan by 2.8 million shares.

Restricted Stock

A summary of RSU activity for the six months ended June 30, 2019 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2018	360	$415.80
Granted	—	—
Vested and issued	—	—
Forfeited	—	—
Outstanding at June 30, 2019	360	$415.80
Vested and unvested expected to vest at June 30, 2019	360	$415.80

At June 30, 2019, the intrinsic values of RSUs outstanding and RSUs unvested and expected to vest were each approximately $400. Of the 360 RSUs outstanding at June 30, 2019, all were fully vested.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statements of operations and comprehensive loss during the periods presented:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2019	2018	2019
Stock Options
Cost of revenues	$9,421	$17,073	$27,000	$25,220
Research and development expenses	35,873	36,922	73,020	65,116
General and administrative expenses	81,284	145,037	186,458	192,618
Sales and marketing expenses	24,788	25,609	48,054	44,146
Total expenses related to stock options	151,366	224,641	334,532	327,100
RSUs
Cost of revenues	(1,552)	—	(18,802)	—
Research and development expenses	3,561	—	13,576	—
General and administrative expenses	14,243	—	54,303	—
Sales and marketing expenses	6,076	—	15,348	—
Total stock-based compensation	$173,694	$224,641	$398,957	$327,100

Stock-based compensation expense was recorded net of estimated forfeitures of 0% - 8% per annum during each of the three and six-months ended June 30, 2018 and 2019. As of June 30, 2019, total unrecognized share-based compensation expense related to unvested stock options and RSUs, adjusted for estimated forfeitures, was approximately $2,627,000 and is expected to be recognized over a weighted-average period of approximately 3.3 years.

9. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity for the six months ended June 30, 2019 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2018	4,694,927	$8.55	4.4
Issued	14,662,226	1.23
Exercised	(4,155,430)	1.20
Expired	(4,474)	953.06
Outstanding at June 30, 2019	15,197,249	$3.08	4.7

Further information about equity-classified common stock warrants outstanding at June 30, 2019 is as follows:

		Weighted
Weighted		Average
Average	Total Shares	Contractual
Exercise Price	Outstanding	Life (in years)
$1.24	11,601,949	4.9
$4.21	3,311,578	4.2
$25.50	8,208	3.4
$33.00	96,999	2.3
$45.00	47,821	3.1
$75.00	71,995	3.3
$117.00	38,772	1.8
$140.40	19,339	0.6
$424.80	588	4.8
	15,197,249

All warrants outstanding at June 30, 2019 are exercisable. The intrinsic value of equity-classified common stock warrants outstanding at June 30, 2019 was zero.

10. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three and six-months ended June 30, 2018 and 2019, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the six months ended
	June 30,
	2018	2019
Preferred warrants outstanding (number of common stock equivalents)	17	17
Common warrants outstanding	1,383,349	15,197,249
RSUs outstanding	360	360
Convertible preferred stock outstanding (number of common stock equivalents)	—	471,393
Common options outstanding	62,264	2,768,443
Total anti-dilutive common share equivalents	1,445,990	18,437,462

11. Commitments and Contingencies

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any legal proceedings or aware of any threatened legal proceedings that are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

In February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly amounts of $62,500 through May 2020. At June 30, 2019, a balance of approximately $216,000 remained outstanding under this purchase commitment.

During the three months ended June 30, 2018 and 2019, total expense recorded in the Company’s unaudited condensed statements of operations and comprehensive loss for sales tax and maintenance obligations associated with equipment financing arrangements was approximately $27,000 and $23,000, respectively, with approximately $50,000 and $47,000 recorded during the six months ended June 30, 2018 and 2019, respectively. At December 31, 2018 and June 30, 2019, approximately $69,000 and $70,000, respectively, of such sales tax and maintenance obligations incurred but not paid were recorded in accrued other liabilities in the Company’s balance sheet (see Note 5). Future amounts totaling approximately $288,755 for sales tax and maintenance obligations associated with financed equipment were due under equipment financing arrangements at June 30, 2019, which will be expensed as incurred (see Note 7).

12. Related Party Transactions

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received a payment of approximately $26,000 in April 2019 from Aegea as reimbursements for shared patent costs under the Cross-License Agreement.

13. Subsequent Events

In July 2019, the Company entered into amendments, or the Warrant Exercise Agreement Amendments, to the Exercise Agreements the Company previously entered into in May 2019 with the Exercising Holders. Pursuant to the Warrant Exercise Amendments, the period during which the Exercising Holders could elect to exercise for cash the Existing Warrants in exchange for New Warrants in an amount equal to 75% of the number of shares of Common Stock exercised under the Existing Warrants was extended from July 15, 2019 to July 31, 2019.

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

Company Overview

We are an early stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or “liquid biopsy.” Our current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy at diagnosis, show progression or be used for monitoring in order to identify specific resistance mechanisms. Sometimes traditional procedures, such as surgical tissue biopsies, result in tumor tissue that is insufficient and/or unable to provide the molecular subtype information necessary for clinical decisions. Our assays, performed on blood, have the potential to provide more contemporaneous information on the characteristics of a patient’s disease when compared with tissue biopsy and radiographic imaging.

Our current assays and our planned future assays focus on key solid tumor indications utilizing our Target-SelectorTM liquid biopsy technology platform for the biomarker analysis of CTCs and ctDNA from a standard blood sample. Our patented Target-Selector CTC offering is based on an internally developed microfluidics-based cell capture and analysis platform, with enabling features that change how information provided by CTC testing is used by clinicians. Our CTC technology also could be validated on cerebral spinal fluid in order to provide information for patients with central nervous system tumors both primary and metastatic. Our patented Target-Selector ctDNA technology enables detection of mutations and genome alterations with enhanced sensitivity and specificity, and is applicable to nucleic acid from ctDNA, could potentially be validated for interrogating other sample types such as bone marrow, tissue (surgical resections and/or biopsies) or cerebrospinal fluid. Our Target-Selector CTC and ctDNA platforms provide both biomarker detection as well as monitoring capabilities and require only a patient blood sample. In January 2019, we began offering Research Use Only, or RUO, liquid biopsy kits containing our ctDNA Target Selector ctDNA technology to laboratories worldwide.

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

Our primary sales strategy is to engage medical oncologists and other physicians in the United States at private and group practices, hospitals, laboratories and cancer centers. In addition, we market our clinical trial and research services to pharmaceutical and biopharmaceutical companies and clinical research organizations. Additionally, our pathology partnership program, branded as Empower TCTM, provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results and is available to pathology practices and hospital systems throughout the United States. Further, sales to laboratory supply distributors of our patented blood collection tubes, or BCTs, commenced in June 30, 2018, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world.

Our revenue generating efforts are focused in three areas:

•

providing laboratory services to medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians who use the biomarker information we provide in order to determine the best treatment plan for their patients;

•	providing laboratory services utilizing both our CTC and ctDNA testing in order to help pharmaceutical and biopharmaceutical companies developing drug candidate therapies to treat cancer; and
•	licensing and/or selling our proprietary testing and/or technologies, including our BCTs, to partners in the United States and abroad.

We plan to grow our business by directly offering medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians our Target-Selector liquid biopsy CTC and ctDNA assays. Based on our product development data, as well as discussions with our collaborators, we believe that our planned future assays should provide important information and clinical value to physicians. In particular, CTC and ctDNA assays could deliver important, actionable information not provided by other assays. For example, the historic clinical CTC test is the United States Food and Drug Administration, or FDA, approved CellSearch ® test, which provides CTC enumeration, but is not FDA approved to perform biomarker analysis. We believe our ability to rapidly translate research insights about the utility of cytogenetic, immunocytochemical and molecular biomarkers to provide information to medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians for treatment decisions in the clinical setting will improve patient treatment and management, and that these assays will become a key component of the standard of care for personalized cancer treatment.

Assays, Products and Services

We currently offer and conduct our commercialized diagnostic assays and offer our clinical studies services at our CLIA-certified, CAP-accredited and state-licensed laboratory. We have commercialized our Target-Selector assays for a number of solid tumor indications such as: breast cancer, NSCLC, gastric cancer, colorectal cancer, prostate cancer, melanoma, pancreaticobiliary cancer, and ovarian cancer. These assays utilize our dual CTC and ctDNA technology platforms and provide biomarker analysis from a patient’s blood sample.

Our current assays and clinical trial services include:

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

•

Clinical Studies Services. We plan to utilize our clinical laboratory and translational research capabilities to provide clinical studies and research services to pharmaceutical and biopharmaceutical companies and clinical research organizations to improve the efficiency and economic viability of their clinical studies. Our clinical studies and translational research services could leverage our knowledge of CTCs and ctDNA and our ability to develop and implement new cytogenetic, immunocytochemical and molecular diagnostic assays. Our current assays can, and our other planned cancer diagnostic assays and biomarker assays are anticipated to be able to, help optimize clinical trial patient selection and/or monitor cancer drivers during the course of treatment or disease progression. Demonstration of clinical utility of our assays would more easily enable these tests to be adopted in standard clinical practice, helping physicians select the most appropriate therapy for their patients.

In the case of our breast and gastric cancer offerings, biomarker analysis involves fluorescence in situ hybridization, or FISH, for the detection and quantitation of the human epidermal growth factor receptor 2, or HER2, gene copy number as well as immunocytochemical, or ICC, analysis to evaluate protein expression of the of estrogen receptor, or ER, protein, progesterone receptor, or PR, protein, and androgen receptor, or AR, protein; all of these tests are currently available commercially. A patient’s HER2 status provides the physician with information about the appropriateness of therapies such as Herceptin ® or Tykerb ®. ER and PR status provides the physician with information to guide decisions related to endocrine therapies such as tamoxifen and aromatase inhibitors.

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

Fibroblast growth receptor 1, or FGFR1, gene amplification is offered using our CTC technology. FGFR1 amplification is present in several tumor types, including both NSCLC and small cell lung cancer, or SCLC, and has been shown to be a prognostic indicator of progression. FGFR1 is also a key target for several drugs undergoing clinical development.

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

We plan to release additional blood-based biomarker assays, such as those that test for ESR1 mutations, to our current menu of liquid biopsy assays using blood samples. In addition, we plan to complete the development and offer multiplexed biomarker tests, which will allow the detection and quantitative monitoring of multiple biomarkers in a single assay.

In August 2017, we announced that we had executed a distribution agreement for our patented blood collection tubes with VWR International, LLC which can preserve intact cells (such as CTCs) for up to 96 hours and ctDNA for up to 8 days, allowing for the transport of RUO liquid biopsy samples from regions around the world.

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

In December 2018, we entered into a Software License and Laboratory Data Supply Agreement with Prognos, Inc., an innovator in predicting disease by applying artificial intelligence, or AI to clinical laboratory diagnostics. Under the agreement, we will supply de-identified data from its liquid biopsy testing to Prognos, which will leverage its AI capabilities to help its pharmaceutical clients ensure that the right patients receive the right therapies. This agreement could provide revenue sharing opportunities in future periods.

In May 2019 we announced launch of the Oncomine NGS lung cancer panel in collaboration with Thermo Fisher Scientific. This panel requires a local coverage determination, or LCD, for reimbursement and we started that process with a meeting with MOLDx in November 2018. In the absence of a national coverage policy, an item or service may be covered at the discretion of the Medicare contractors based on an LCD.  We have applied for LCD’s in several categories as the initial step for national coverage.

In June 2019 we announced launch of the Oncomine NGS breast cancer panel, a multi-gene liquid biopsy panel specifically developed for breast cancer, in collaboration with Thermo Fisher Scientific. This panel is being marketed to physicians and researches for the detection and monitoring of actionable genomic biomarkers associated with breast cancer.

We also expanded our prostate panel offerings as a key element for growing the demand for our testing among urologists, including the AR-V7 assay which helps physicians determine if patient should stay on hormone therapy or switch to chemotherapy, as well as PTEN, MET, MYC, and EGFR FISH assays which provide valuable prognostic information to the aggressiveness of a patient’s prostate cancer.

Pharmaceutical Research and Health Economic Collaborations

We continue to execute on our strategies intended to expand our business globally, as well as to engage with pharmaceutical companies on clinical trials and assay development. We have preferred provider agreements in place in Mexico with Quest Diagnostics to support testing for Astra Zeneca. In addition, we have distribution agreements in place in Mexico, Uruguay, Turkey, Columbia, Israel and Canada.

As a follow up to the CTC findings published in Cancer Medicine, we were involved in a clinical study led by investigators at the Dana-Farber Cancer Institute. Study enrollment was completed. During the screening phase of this study, our CLIA-certified, CAP accredited laboratory tested blood samples from a cohort of patients with HER2 negative tissue status, with the aim to identify individuals with HER2 amplified CTCs. These patients were then assigned to chemotherapy plus Herceptin ®.  Additional CTC testing with HER2 FISH biomarker analyses were performed at subsequent time points. At the December 2014 San Antonio Breast Cancer Symposium, we presented findings of 311 patients tested with HER2 negative tissue status, where 22% had CTCs with HER2 gene amplification at disease progression. HER2 gene amplification subsequently categorized these patients as potential candidates for anti-HER2 therapy as the cancer evolved. Moreover, our multi-antibody CTC capture method identified a substantial subset of patients who would not likely have had detectable CTCs with commonly used CTC capture technologies. This added 10% (included in the 22%) to the number of women who were candidates for this highly specific targeted therapy.

With our cooperation, researchers at Columbia University published a study in the journal Clinical and Translational Oncology in January 2015. The study demonstrated the high correlation (79%) of circulating tumor cells, primary tumor tissue biopsy and metastatic tumor tissue biopsy in the determination of hormone receptor status, or ER/PR, of breast cancer patients. The investigators also found that this high correlation was strongest when comparing metastatic tissue biopsy to CTCs (83%). The conclusion of the study was that determining ER/PR status in CTCs using our platform is feasible, with high concordance in ER/PR between tumor tissue (as determined with immunohistochemistry, or IHC) and CTCs (as determined with immunocytochemistry, or ICC). The authors suggest a larger trial to determine the prognostic significance of these findings.

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

During 2016, we announced a pharmaceutical collaboration agreement that provides testing for a clinical trial, which includes metastatic lung cancer patients with leptomeningeal or brain metastases. In this exploratory trial, we tested both cerebrospinal fluid and blood for molecular alterations that could be impacted by treatment. A second pharmaceutical collaboration was announced in 2016, which entails a milestone-based assay development project focused on hepatocellular carcinoma, or HCC, or liver cancer. Custom assays utilizing both our CTC and ctDNA technologies were developed for identifying specified biomarkers and capturing HCC CTCs for potential clinical trial use.

In April 2016, we announced a study collaboration with Dr. Giuseppe Giaccone at the MedStar Georgetown University Hospital to assess resistance biomarkers in non-small cell lung cancer, or NSCLC, patients treated with EGFR inhibitors or chemotherapy. Later in 2016, we announced another collaboration involving a study presented at the European Society for Medical Oncology, or ESMO, Annual Congress in October 2016, evaluating the detection of EGFR alterations (del19, L858R and T790M) by our Target-Selector liquid biopsy. Subsequent to this study, we have earned business in both Mexico and Columbia for EGFR gene mutation testing in blood to qualify patients for a pharmaceutical company’s targeted therapy. The relationship also resulted in a study initiated during the following year that includes peripheral blood CTC assessment of PD-L1 protein expression in patients undergoing chemotherapy as a monotherapy or in combination with a checkpoint inhibitor. In December 2016, we announced a clinical study agreement with Columbia University Medical Center to evaluate the clinical utility of our Target-Selector platform to diagnose leptomeningeal metastases, or LM, in breast cancer patients. This work was expanded in the fourth quarter of 2018 to include patients with other primary solid tumor types. Dr. Kevin Kalinsky leads this study to test CTCs in cerebrospinal fluid and blood, where CTC analysis will be compared to standard methods for confirming LM diagnosis.

In May 2017, we entered into a clinical study agreement with the University of Texas Southwestern Medical Center. Led by recognized oncologist and ALK alteration researcher, Dr. Saad Khan, the study is designed to evaluate the clinical utility of our Target-Selector platform for patients diagnosed with ALK-positive NSCLC and treated with ALK-inhibitor therapy. A second arm of the study evaluated patients with rare cancers such as anaplastic thyroid cancer to determine if genetic drivers such as ALK gene rearrangements can be identified and treated with targeted therapy to improve patient outcomes.

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

In collaboration with Dr. Shilpa Gupta from the Masonic Cancer Center at the University of Minnesota, a poster was presented at the April 2018 American Association for Cancer Research annual meeting. The results demonstrated proof-of-concept use of our Target-Selector CTC platform, correlating CTC count with clinical responses in refractory testicular cancer patients undergoing therapy. This work is part of a Phase 2 clinical trial of brentuximab vedontin (an anti-CD-30 antibody) with bevacizumab in refractory CD-30 + germ cell tumors. The capability for our Target-Selector CTC platform to monitor this rare cancer type presents the potential for a precision medicine-based approach to guide treatment decisions for these patients.

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

In August 2018, we announced a Quality Improvement Initiative with Highmark Health to help improve molecular testing rates of NCCN Category I Guidelines for NSCLC. The Initiative aims to improve health outcomes by using liquid biopsy to more rapidly assess a patient's actionable biomarker status towards selecting appropriate therapy, while reducing the overall cost of care. The project will evaluate at least 100 patients in the Highmark Health-affiliated Allegheny Health Network, or AHN, Cancer Institute. Patients will receive our CTC and ctDNA testing in addition to tissue biopsy with the goal of obtaining biomarker status results for a higher percentage of patients compared to standard testing.

Two scientific posters featuring the Target Selector™ CTC and ctDNA platforms were presented in September 2018 at the International Association for the Study of Lung Cancer, or IASLC, 19 th World Conference on Lung Cancer. Data from these clinical studies demonstrate the ability of our technology to detect and monitor CTC counts and actionable biomarkers in both blood and cerebrospinal fluid, or CSF, of patients with advanced NSCLC. The first poster described interim results of a collaboration with Dr. Janakiraman Subramanian at the Saint Luke’s Cancer Institute in Kansas City, Missouri. This study evaluates CTC enumeration in advanced stage NSCLC patients before and during the course of chemotherapy. Interim data suggest that CTC counts may have prognostic and predictive potential to assess therapeutic benefit. The second poster was in collaboration with Kadmon Corporation, featuring CTC and ctDNA analyses and monitoring in the CSF of NSCLC patients with leptomeningeal metastases who were treated with tesevatib in Kadmon’s clinical trial KD019-206. In this study, alterations detected in the CSF of patients were concordant with original tissue biopsies, and serial monitoring of CTCs and ctDNA biomarkers in CSF were consistent with the overall clinical.

A case series was published in January 2019 issue of the peer reviewed journal, Clinics in Oncology. The work highlights the clinical utility of liquid biopsy to stratify patients who may benefit from targeted therapy, describing three patients with metastatic NSCLC for whom tissue biopsy was insufficient for molecular profiling. In all three cases, our ctDNA liquid biopsy analyses detected an activating EGFR mutation. EGFR tyrosine kinase inhibitor therapy subsequently was initiated. Complete response lasting approximately two years was observed in one patient. For two patients, our ctDNA testing was performed at signs of clinical progression and Osimertinib was administered upon our liquid biopsy identification of the EGFR T790M resistance marker. In sum, patient survival was dramatically extended in all cases presented where targeted therapies were prescribed based on liquid biopsy results.

In April 2019, we presented a poster at the annual meeting of the American Association for Cancer Research. The work describes analytical validation of Target Selector ESR1 Next Generation Sequencing, or NGS, ctDNA assays with single copy mutant detection. The assays have a limit of detection, or LOD, 0.03% or better, with >99% sensitivity for mutant allele fractions, or MAF, ranging from greater than 5% down to 0.03%. ESR1 gene mutations are associated with acquired drug resistance in up to 55% of patients with estrogen receptor, or ER, positive metastatic breast cancer, or mBC, who received anti-estrogen treatment. Detection of ESR1 mutations may enable the prediction of treatment failure and disease progression in these patients. As new therapies are developed that antagonize ER activity by mechanisms that differ from current drug treatments, ESR1 mutation testing can be a helpful tool to identify patients who may benefit from these alternative agents.

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

In July 2019 we announced that we entered into a Laboratory Services Provider Agreement with Beacon Laboratory Benefit Solutions, Inc., a nationally recognized premier provider of laboratory benefit management technology solutions to health and managed care companies in the United States.

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

As of June 30, 2019, we owned 33 issued patents and 17 patents pending related to our current technologies. Of these, 8 were issued and 5 were pending patents in the U.S., while 24 were issued and 12 were pending patents in non-U.S. territories. Separately, we also owned 7 issued patents related to our earlier microarray and cell analysis technology.

Results of Operations

Three Months Ended June 30, 2018 and 2019

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three months ended June 30,		Change
	2018	2019	$	%
(dollars in thousands)
Net revenues	$822	$1,191	$369	45%
Cost of revenues	2,700	2,673	(27)	(1%)
Research and development expenses	1,019	1,148	129	13%
General and administrative expenses	1,709	1,676	(33)	(2%)
Sales and marketing expenses	1,433	1,615	182	13%
Loss from operations	(6,039)	(5,921)	118	(2%)
Interest expense	(84)	(64)	20	(24%)
Warrant inducement and other expenses	(30)	(1,831)	(1,801)	6,003%
Loss before income taxes	(6,153)	(7,816)	(1,663)	27%
Income tax expense	—	—	—	0%
Net loss	$(6,153)	$(7,816)	$(1,663)	27%

Net Revenues

Net revenues were approximately $1,191,000 for the three months ended June 30, 2019, compared with approximately $822,000 for the same period in 2018, an increase of $369,000, or 45%, which is primarily due to an increase in accession volume over the same period in the prior year.  The increase in accession volume is partially attributable to the increase in the urology business specifically targeted as part of our growth strategy.

The net estimated revenue per commercial accession delivered during the three months ended June 30, 2019 was $1,041, based on 1,074 commercial accessions delivered, while during the three months ended June 30, 2018 it was approximately $1,002, based on 760 commercial accessions delivered and approximately $771,000 in corresponding commercial net revenues.

The following table sets forth certain information regarding commercial accessions received during the three months ended June 30, 2018 and 2019:

	Three months ended June 30,		Change
	2018	2019	# / $	%
# Commercial accessions received	849	1,066	217	26%
$ Value estimated per commercial accession received	$1,171	$1,145	$(26)	(2%)

Additionally, overall development revenues stayed relatively flat as compared to the same period in the prior year. The net revenue per accession increased primarily due to the higher number of biomarkers ordered during period as compared to the same period in the prior year, partially offset by a lower number of development services accessions delivered as follows:

	Three months ended June 30,		Change
	2018	2019	# / $	%
# Development services accessions delivered	129	127	(2)	(2%)
$ Value per development services accession delivered	$399	$355	$(44)	(11%)

Costs and Expenses

Cost of Revenues.  Cost of revenues was approximately $2,673,000 for the three months ended June 30, 2019, relatively flat compared with approximately $2,700,000 for the same period in 2018, as we continued to leverage the fixed components of our costs.  Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, shipping and other direct costs, as well as equipment depreciation and software amortization expenses.

Research and Development Expenses. Research and development expenses were approximately $1,148,000 for the three months ended June 30, 2019, compared with approximately $1,019,000 for the same period in 2018, representing an increase of $129,000, or 13%. The increase was primarily attributable to development and validation costs related to the recently launched lung and breast liquid biopsy panels.  Research and development expenses are comprised of, but not limited to, personnel costs, material, shipping and other direct costs, computer and laboratory equipment maintenance and facility related costs.

General and Administrative Expenses. General and administrative expenses were relatively flat at approximately $1,676,000 for the three months ended June 30, 2019, compared with approximately $1,709,000 during the same period in 2018. General and administrative expenses are comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1,615,000 for the three months ended June 30, 2019 compared with approximately $1,433,000 for the same period in 2018, representing an increase of $182,000, or 13%. The increase was primarily attributable to higher volume and revenues during the period. Sales and marketing expenses are comprised of, but not limited to, personnel costs, trade show and other marketing related expenses, as well as office and other costs.

Interest Expenses.  Interest expenses were approximately $64,000 for the three months ended June 30, 2019 compared with approximately $84,000 for the same period in 2018, a decrease of $20,000 or 24%.  The decrease was primarily due to the term loan having been paid off during 2018.

Warrant Inducement and Other Expense.  Warrant inducement and other expenses were approximately $1,831,000 for the three months ended June 30, 2019 compared with approximately $30,000 for the same period in 2018, an increase of $1,801,000.  The increase was due to recognizing the fair value of the inducement warrants issued in May 2019 in connection with the warrant exercise  offering of $1.8 million as equity and recognizing as a warrant inducement expense.

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

Results of Operations

Six Months Ended June 30, 2018 and 2019

The following table sets forth certain information concerning our results of operations for the periods shown:

	Six months ended June 30,		Change
	2018	2019	$	%
(dollars in thousands)
Net revenues	$1,629	$2,216	$587	36%
Cost of revenues	5,135	5,273	138	3%
Research and development expenses	2,090	2,372	282	13%
General and administrative expenses	3,648	3,358	(290)	(8%)
Sales and marketing expenses	3,070	2,989	(81)	(3%)
Loss from operations	(12,314)	(11,776)	538	(4%)
Interest expense	(167)	(126)	41	(25%)
Warrant inducement and other expenses	(30)	(1,831)	(1,801)	6,003%
Loss before income taxes	(12,511)	(13,733)	(1,222)	10%
Income tax expense	(1)	-	1	(100%)
Net loss	$(12,512)	$(13,733)	$(1,221)	10%

Net Revenues

Net revenues were approximately $2,216,000 for the six months ended June 30, 2019, compared with approximately $1,629,000 for the same period in 2018, an increase of $587,000, or 36%, which is primarily due to an increase in accession volume over the same period in the prior year. The increase in accession volume is partially attributable to the increase in the urology business specifically targeted as part of our growth strategy.

The net estimated revenue per commercial accession delivered during the six months ended June 30, 2019 was $1,030, based on 2,035 commercial accessions delivered, while during the six months ended June 30, 2018 it was approximately $932, based on 1,635 commercial accessions delivered and approximately $1,524,000 in corresponding commercial net revenues.

The following table sets forth certain information regarding commercial accessions received during the six months ended June 30, 2018 and 2019:

	Six months ended June 30,		Change
	2018	2019	# / $	%
# Commercial accessions received	1,761	2,077	316	18%
$ Value estimated per commercial accession received	$1,125	$1,108	$(17)	(2%)

Additionally, overall development revenues stayed relatively flat as compared to the same period in the prior year. The net revenue per accession increased primarily due to the higher number of biomarkers ordered during period as compared to the same period in the prior year, partially offset by a lower number of development services accessions delivered as follows:

	Six months ended June 30,		Change
	2018	2019	# / $	%
# Development services cases delivered	298	264	(34)	(11%)
$ Value per development services accession delivered	$323	$330	$7	2%

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $5,273,000 for the six months ended June 30, 2019 stayed relatively flat compared to approximately $5,135,000 for the same period in 2018, as we continue to leverage the fixed components of our costs.  The slight increase in costs of revenues is attributable to the increase in our revenues as compared to the same period in the prior year. Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, shipping and other direct costs, as well as equipment depreciation and software amortization expenses.

Research and Development Expenses. Research and development expenses were approximately $2,372,000 for the six months ended June 30, 2019, compared with approximately $2,090,000 for the same period in 2018, an increase of $282,000, or 13%, with the increase primarily due to development and validation costs of new liquid biopsy tests and panels in the first half of the year. The increase was attributable to an increase of $374,000 in materials and supplies costs, partially offset by other lower  expenses compared to the same period in the prior year.

General and Administrative Expenses. General and administrative expenses were approximately $3,358,000 for the six months ended June 30, 2019, compared with approximately $3,648,000 during the same period in 2018, a decrease of $290,000, or 8%, primarily attributable to the ongoing cost containment efforts. General and administrative expenses are comprised of, but not limited to personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $2,989,000 for the six months ended June 30, 2019 compared with approximately $3,070,000 for the same period in 2018, a decrease of $81,000 or 3%, due to a decrease in personnel costs partially offset by costs related to increased sales and marketing efforts related to higher revenues compared to the same period in the prior year.

Interest Expenses.  Interest expenses were approximately $126,000 for the six months ended June 30, 2019 compared with approximately $167,000 for the same period in 2018, a decrease of $41,000 or 25%.  The decrease was primarily due to the term loan having been paid off during 2018.

Warrant Inducement and Other Expense.  Warrant inducement and other expenses were approximately $1,831,000 for the six months ended June 30, 2019 compared with approximately $30,000 for the same period in 2018, an increase of $1,801,000.  The increase was due to recognizing the fair value of the inducement warrants issued in May 2019 in connection with the warrant exercise offering of $1.8 million as equity and recognizing as a warrant inducement expense.

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

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Six months ended June 30,
	2018	2019
(dollars in thousands)
Cash provided by/ (used in):
Operating activities	$(11,482)	$(11,970)
Investing activities	(72)	(86)
Financing activities	11,977	21,224
Net increase in cash	$423	$9,168

Cash Used in Operating Activities. Net cash used in operating activities was $12.0 million for the six months ended June 30, 2019, compared to net cash used in operating activities of $11.5 million for the same period in 2018. The net increase of $488,000 in cash used was primarily related to an increase in cash used to fund our net loss.  During the six months ended June 30, 2019 we recorded a non-cash warrant inducement expense of $1.8 million related to the May 2019 warrant inducement transaction.

Cash Used in Investing Activities. Net cash used in investing activities of approximately $86,000 and $72,000 during the six months ended June 30, 2019 and 2018, respectively, was related to purchases of fixed assets.

Cash Provided by Financing Activities. Net cash provided by financing activities was $21.2 million for the six months ended June 30, 2019, compared to net cash provided by financing activities of $12.0 million for the same period in 2018. Our primary sources of cash from financing activities during the six months ended June 30, 2019 consisted of $2.0 million in net proceeds from our offering of common stock in January 2019, $6.6 million in net proceeds from our sale of common stock and warrants in February 2019, $0.6 million in net proceeds from exercise of overallotment from the January 2019 transaction, $7.6 million in net proceeds from our sale of common stock and warrants in March 2019, and $4.9 million in proceeds from exercise of common stock warrants. Our primary sources of cash from financing activities during the six months ended June 30, 2018 consisted of $13.3 million in net proceeds from our offering of common stock and warrants in January 2018, which was partially offset by $1.4 million of principal payments made on indebtedness.

Liquidity, Capital Resources and Expenditure Requirements

We expect to continue to incur substantial operating losses in the future. It may take several years to achieve positive operational cash flow, or we may not ever achieve positive operational cash flow. We expect that we will use the net proceeds from our sale of equity securities, if any, cash received from the licensing of our technology, if any, and our revenues from operations to hire sales and marketing personnel, support increased sales and marketing activities, fund further research and development, clinical utility studies and future enhancements of our assays, acquire equipment, implement automation and scale our capabilities to prepare for significant assay volume, for general corporate purposes and to fund ongoing operations and the expansion of our business, including the increased costs associated with expanded commercial activities. We may also use the net proceeds from our sale of equity securities, if any, cash received from the licensing of our technology, if any, and our revenues from operations to acquire or invest in businesses, technologies, services or products, although we do not have any current plans to do so. On January 18, 2019, we completed an offering of 990,000 shares of our common stock at a purchase price of $2.25 per share raising net proceeds of approximately $2.0 million.  On February 12, 2019, we completed an offering of 6,250,000 shares of our common stock and warrants at a combined offering price of $1.20 per unit, raising approximately $6.6 million, and on March 11, 2019, the underwriters exercised their overallotment option under the February 2019 transaction and purchased 538,867 shares from us for total proceeds of $592,000.  In addition, on March 19, 2019, we completed an offering of 5,950,000 shares of common stock and warrants at an offering price of $1.37 per share raising approximately $7.6 million in net proceeds. In May 2019, investors exercised warrants for 4.1 million shares of common stock at exercise prices ranging from $1.20 to $1.25 per share resulting in net cash proceeds to the Company totaling $4.8 million.  Approximately 2.1 million shares of the warrants exercised was pursuant to a warrant inducement transaction raising approximately $2.3 million of net proceeds of the total $4.8 million raised.

As of June 30, 2019, our cash totaled $12.6 million, and our outstanding net indebtedness totaled $1.8 million. While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We have determined that there is substantial doubt about our ability to continue as a going concern for the one year following the date that our unaudited condensed financial statements for the six months ended June 30, 2019 were issued, and we expect that we will need additional financing to execute on our current or future business strategies beyond the fourth quarter of 2019.

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

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have historically incurred substantial net losses, including net losses of $24.6 million for the year ended December 31, 2018 and $13.7 million for the six months ended June 30, 2019, and we have never been profitable. At June 30, 2019, our accumulated deficit was approximately $234.3 million. Before 2008, we were pursuing a business plan relating to fetal genetic disorders and other fields, all of which were unrelated to cancer diagnostics. The portion of our accumulated deficit that relates to the period from inception through December 31, 2007 is approximately $66.5 million.

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

Our principal competition comes from mainstream diagnostic methods, used by medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians for many years, which focus on tumor tissue analysis. The methods or behavior of medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians may be difficult to change regarding the use of our CTC and ctDNA assays, including molecular diagnostic assays, in their practices in conjunction with or instead of tissue biopsies and analysis. In addition, companies offering capital equipment, BCTs, and kits or reagents to local pathology laboratories or laboratory supply distributors represent another source of potential competition. These kits are used directly by the pathologist, which can facilitate adoption. Historically, we have focused our marketing and sales efforts on medical oncologists rather than pathologists, our Empower TC offering provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results and is available to pathology practices and hospital systems throughout the United States.

We also face competition from companies that offer products or are conducting research to develop products for CTC or ctDNA assays in various cancers. CTC and ctDNA products, assays and services represent a new area of science and we cannot predict what products or assays others will develop that may compete with or provide results similar or superior to the results we are able to achieve with the products or assays we develop. Competitors include but are not limited to companies such as Qiagen, Roche, Guardant Health, Cancer Genetics, Agena Bioscience, Precipio, Illumina, Grail, Precision for Medicine, EPIC Sciences, Clearbridge Biomedics, Biodesix, Thermo Fisher Scientific, Foundation Medicine, Cynvenio Biosystems, Genomic Health, Fluxion Biosciences, RareCells Diagnostics, ScreenCell, Menarini Silicon Biosystems, Sysmex, Natera, Circulogen, Angle PLC, Caris Life Sciences, Archer DX, DiaCarta and Tempus. Some of these groups, in addition to operating research and development laboratories, are establishing CLIA-certified testing laboratories while others are focused on selling equipment and reagents.

There are a number of companies which are focused on the oncology diagnostic market, who while not currently offering CTC or ctDNA assays are selling to the medical oncologists and pathologists and could develop or offer CTC or ctDNA assays. Large laboratory services companies such as Quest, LabCorp and NeoGenomics provide more generalized cancer diagnostic assays and testing but could also offer a CTC or ctDNA assay service. Companies like Abbott, Danaher and others could develop equipment or reagents in the future as well. Currently, companies like Streck, Roche and Exact Sciences offer blood collection tubes, or BCTs, and in the future, companies like Covidien, Beckton Dickinson, Thermo Fisher, and other large medical device companies may develop BCTs as well.

There are a number of companies that are focused on the oncology diagnostic market such as Illumina, Biorad, Sysmex, Qiagen and Thermo Fisher Scientific that are selling equipment and reagents kits for ctDNA assays and assay panels to laboratories that are developing tests that are marketed to medical oncologists and pathologists.

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

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. For the year ended December 31, 2018 and the six months ended June 30, 2019, our research and development expenses were $4.5 million and $2.4 million, respectively, and our sales and marketing expenses were $5.9 million and $3.0 million, respectively. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current products, assays and services and our planned future products, assays and services, continue to establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we need to generate significant revenues in order to achieve sustained profitability.

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

Approximately 39% and 43% of total net revenues during each of the year ended December 31, 2018 and the six months ended June 30, 2019 were associated with Medicare reimbursement. Approximately 11% of total net revenues during the year ended December 31, 2018 and 20% of total net revenues during the six months ended June 30, 2019 were associated with Blue Cross Blue Shield reimbursement, and approximately 17% and 8%, respectively, of total net revenues were associated with United Healthcare reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare, Blue Cross Blue Shield, and United Healthcare covered-portions of our current assays and our planned future assays would, without such contracted payer reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

In addition, in July 2016, we received a communication from the Mayo Foundation for Medical Education and Research, or Mayo, offering a license to a U.S. Patent owned by Mayo that is relevant to an antibody that we use in our Liquid Biopsy Immuno-Oncology PD-L1 assay. The patent is expected to expire in 2021. At present, we believe that we will need a license to this patent to continue commercializing our Liquid Biopsy Immuno-Oncology PD-L1 assay. We are currently in discussions with Mayo and believe a license can be obtained on commercially reasonable terms. However, if we are unable to secure such a license, we may be liable for past damages, and our business could be materially and adversely affected.

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

We had outstanding 23,018,235 shares of common stock as of July 31, 2019, of which no more than 31,415 are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of July 31, 2019, we had outstanding preferred stock convertible into 471,393 shares of our common stock, options to purchase 2,768,443 shares of our common stock, 360 shares of common stock were issuable upon the settlement of outstanding restricted stock units, or RSUs, and 15,197,249 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options or upon the settlement of outstanding RSUs generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company until December 31, 2019, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three years before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, as well as reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, and 3.6.
4.2	Specimen Common Stock certificate of Biocept, Inc. (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 28, 2017).
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

4.8

Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.16 of the Registrant’s Post-Effective Amendment to Registration Statement on Form S-1 (File No. 333-213111), filed with the SEC on October 14, 2016).

4.9

Form of Common Stock Purchase Warrant issued to the investors under the Securities Purchase Agreement, dated March 28, 2017, by and among Biocept, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2017).

4.10

Common Stock Purchase Warrant issued by the Registrant in favor of Ally Bridge LB Healthcare Master Fund Limited under the Common Stock and Warrant Purchase Agreement dated August 9, 2017 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 10, 2017).

4.11

Common Stock Purchase Warrant issued in favor of Dawson James Securities, Inc. under the Securities Purchase Agreement dated December 5, 2017 (incorporated by reference to Exhibit 4.18 of the Registrant’s Registration Statement on Form S-1 (File No. 333-221648), as amended, filed with the SEC on January 22, 2018).

4.12

Form of Warrant to Purchase Common Stock issued to the investors under the Securities Purchase Agreement, dated January 26, 2018 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 30, 2018).

4.13

Warrant Agency Agreement dated August 13, 2018 by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 13, 2018).

4.14

Form of Series 1 Common Stock Purchase Warrant (incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225147), as amended, filed with the SEC on July 11, 2018).

4.15	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2018).
4.16	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2018).
4.17	Form of Series B Common Stock Warrant (incorporated by reference to Exhibit 4.24 of the Registrant’s Registration Statement on Form S-1 (File No. 333-228566), filed with the SEC on November 28, 2018).
4.18	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 18, 2019).

Exhibit No.	Description of Exhibit
4.19	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 29, 2019).
10.1

Form of Warrant Exercise Agreement, dated May 28, 2019, by and between the Registrant and certain holders of warrants to purchase shares of the Registrant’s common stock (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 29, 2019).

10.2

Form of Amendment to Warrant Exercise Agreement, dated July 15, 2019, by and between the Registrant and certain holders of warrants to purchase shares of the Registrant’s common stock (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 18, 2019).

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

BIOCEPT, INC. (Registrant)

Date: August 14, 2019	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Timothy C. Kennedy
Timothy C. Kennedy
Chief Financial Officer, Senior Vice President of Operations
(Principal Financial and Accounting Officer)