Form 10-Q
period 2019-09-30
BIOCEPT INC
filed 2019-11-13
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019, there were 23,018,235 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2019

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in our other filings with the Securities and Exchange Commission, or the SEC. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made except as required by law. Readers should, however, review the factors and risks we describe in the reports we file from time to time with the SEC. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date the statement is made, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	September 30,
	2018	2019
		(unaudited)
Current assets:
Cash	$3,423,373	$6,539,444
Accounts receivable, net	1,574,325	2,861,659
Inventories, net	587,222	687,186
Prepaid expenses and other current assets	425,961	497,121
Total current assets	6,010,881	10,585,410
Fixed assets, net	2,739,422	1,325,255
Lease right-of-use assets	—	2,610,249
Total assets	$8,750,303	$14,520,914
Current liabilities:
Accounts payable	$2,039,718	$1,834,020
Accrued liabilities	1,928,393	1,846,984
Supplier financings	—	132,924
Current portion of equipment financings	641,536	—
Current portion of lease liabilities	—	1,969,285
Total current liabilities	4,609,647	5,783,213
Non-current portion of equipment financings	985,015	—
Non-current portion of lease liabilities	—	1,032,243
Non-current portion of deferred rent	113,122	—
Total liabilities	5,707,784	6,815,456
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 authorized; 4,417 shares issued and outstanding at December 31, 2018; and 2,133 shares issued and outstanding at September 30, 2019.	—	—
Common stock, $0.0001 par value, 150,000,000 authorized; 4,629,174 issued and outstanding at December 31, 2018; 23,018,235 issued and outstanding at September 30, 2019.	463	2,302
Additional paid-in capital	223,499,634	247,685,038
Accumulated deficit	(220,457,578)	(239,981,882)
Total shareholders’ equity	3,042,519	7,705,458
Total liabilities and shareholders’ equity	$8,750,303	$14,520,914

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2019	2018	2019
Net revenues	$761,591	$1,529,262	$2,390,772	$3,744,824
Costs and expenses:
Cost of revenues	2,481,916	2,832,735	7,616,473	8,105,422
Research and development expenses	1,089,746	1,163,546	3,179,612	3,535,116
General and administrative expenses	1,793,720	1,700,380	5,441,354	5,058,525
Sales and marketing expenses	1,404,192	1,462,335	4,473,908	4,451,628
Total costs and expenses	6,769,574	7,158,996	20,711,347	21,150,691
Loss from operations	(6,007,983)	(5,629,734)	(18,320,575)	(17,405,867)
Other income/ (expense):
Interest expense	(63,764)	(62,028)	(230,677)	(187,575)
Warrant inducement and other income (expenses)	23,963	—	(6,037)	(1,831,116)
Total other income/ (expense):	(39,801)	(62,028)	(236,714)	(2,018,691)
Loss before income taxes	(6,047,784)	(5,691,762)	(18,557,289)	(19,424,558)
Income tax expense	—	—	(739)	—
Net loss and comprehensive loss	$(6,047,784)	$(5,691,762)	$(18,558,028)	$(19,424,558)
Deemed dividend related to warrants down round provision	(636,370)	—	(636,370)	(99,743)
Net loss attributable to common shareholders	$(6,684,154)	$(5,691,762)	$(19,194,398)	$(19,524,301)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	2,767,440	23,018,235	2,322,749	17,807,298
Diluted	2,759,614	23,018,235	2,320,111	17,807,298
Net loss per common share:
Basic	$(2.42)	$(0.25)	$(8.26)	$(1.10)
Diluted	$(2.42)	$(0.25)	$(8.27)	$(1.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2017	1,181,179	$118	—	$—	$196,545,523	$(195,249,607)	$1,296,034
Stock-based compensation expense	—	—	—	—	225,263	—	225,263
Shares and warrants issued for January 2018 financing transaction, net of issuance costs	1,095,153	110	—	—	13,342,711	—	13,342,821
Adjustment for presentation after reverse stock split	—	6,576	—	—	(6,576)	—	—
Net loss	—	—	—	—	—	(6,357,143)	(6,357,143)
Balance at March 31, 2018	2,276,332	$6,804	—	$—	$210,106,921	$(201,606,750)	$8,506,975
Stock-based compensation expense	—	—	—	—	173,694	—	173,694
Shares issued for restricted stock units	5,834	19	—	—	(19)	—	—
Net loss	—	—	—	—	—	(6,153,101)	(6,153,101)
Balance at June 30, 2018	2,282,166	$6,823	—	$—	$210,280,596	$(207,759,851)	$2,527,568
Stock-based compensation expense	—	—	—	—	113,072	—	113,072
Shares issued upon conversion of preferred stock	1,012,622	101	(4,582)	—	(101)	—	—
Preferred shares and warrants issued for August 2018 rights offering, net of issuance costs	—	—	11,587	1	10,097,877	—	10,097,878
Shares and warrant issued for September 2018 registered direct offering, net of issuance costs	642,438	64	—	—	2,247,610	—	2,247,674
Deemed dividends related to warrants downround provision	—	—	—	—	636,370	(636,370)	—
Common stock reclassification	—	(6,594)	—	—	6,594	—	—
Net loss	—	—	—	—	—	(6,047,784)	(6,047,784)
Balance at September 30, 2018	3,937,226	$394	7,005	$1	$223,382,018	$(214,444,005)	$8,938,408

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2018	4,629,174	$463	4,417	$—	$223,499,634	$(220,457,578)	$3,042,519
Stock-based compensation expense	—	—	—	—	102,459	—	102,459
Shares issued upon exercise of common stock warrants	5,985	1	—	—	4,747	—	4,748
Deemed dividends related to warrants downround provision	—	—	—	—	99,743	(99,743)	—
Shares issued for January 2019 financing transaction, net of issuance costs	990,000	99	—	—	2,032,212	—	2,032,311
Shares and warrants issued for February 2019 financing transaction, net of issuance costs	6,250,000	625	—	—	6,602,110	—	6,602,735
Shares issued for January 2019 financing transaction overallotment, net of issuance costs	538,867	54	—	—	592,252	—	592,306
Shares and warrants issued for March 2019 financing transaction, net of issuance costs	5,950,000	595	—	—	7,553,198	—	7,553,793
Shares issued upon conversion of preferred stock	503,438	50	(2,278)	—	(50)	—	—
Net loss	—	—	—	—	—	(5,916,787)	(5,916,787)
Balance at March 31, 2019	18,867,464	$1,887	2,139	$—	$240,486,305	$(226,474,108)	$14,014,084
Stock-based compensation expense	—	—	—	—	224,641	—	224,641
Shares issued upon exercise of common stock warrants	4,149,445	415	—	—	4,845,307	—	4,845,722
Shares issued upon conversion of preferred stock	1,326	—	(6)	—	—	—	—
Warrant inducement expense	—	—	—	—	1,831,116	—	1,831,116
Net loss	—	—	—	—	—	(7,816,012)	(7,816,012)
Balance at June 30, 2019	23,018,235	$2,302	2,133	$—	$247,387,369	$(234,290,120)	$13,099,551
Stock-based compensation expense	—	—	—	—	297,669	—	297,669
Net loss	—	—	—	—	—	(5,691,762)	(5,691,762)
Balance at September 30, 2019	23,018,235	$2,302	2,133	$—	$247,685,038	$(239,981,882)	$7,705,458

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2018	2019
Cash Flows from Operating Activities
Net loss	$(18,558,028)	$(19,424,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	580,366	691,191
Amortization of right-of-use assets	—	(113,419)
Inventory reserve	(92,488)	20,277
Stock-based compensation	512,029	624,769
Warrant inducement expense	—	1,831,116
Non-cash interest expense related to credit facility and other financing activities	29,425	—
Increase/(decrease) in cash resulting from changes in:
Accounts receivable, net	(283,028)	(1,287,334)
Inventory	9,692	(120,241)
Prepaid expenses and other current assets	277,720	322,299
Accounts payable	413,562	(198,400)
Accrued liabilities	497,119	76,932
Accrued interest	(241,034)	—
Deferred rent	(82,329)	—
Net cash used in operating activities	(16,936,994)	(17,577,368)
Cash Flows from Investing Activities:
Purchases of fixed assets	(145,253)	(297,877)
Net cash used in investing activities	(145,253)	(297,877)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	25,688,205	16,779,772
Proceeds from exercise of common stock warrants	—	2,513,172
Proceeds from warrant exercise inducement, net	—	2,337,298
Payments on finance leases	(160,111)	(378,389)
Payments on supplier and other third-party financings	(438,290)	(260,537)
Payments on credit facility	(1,197,968)	—
Net cash provided by financing activities	23,891,836	20,991,316
Net increase in Cash	6,809,589	3,116,071
Cash at Beginning of Period	2,146,611	3,423,373
Cash at End of Period	$8,956,200	$6,539,444
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$379,587	$187,574
Income taxes	$739	$-

Non-cash Investing and Financing Activities:

During the nine months ended September 30, 2018 and 2019, Biocept, Inc., or the Company, financed insurance premiums of approximately $488,000 and $393,000, respectively, through third-party financings. During the nine months ended September 30, 2019, the Company cancelled insurance premiums previously financed through third-parties with an aggregate remaining principal balance outstanding of approximately $31,000, and replaced them with insurance premiums financed through third parties totaling approximately $80,000.

Fixed assets purchased totaling approximately $270,000 and $583,000 during the nine months ended September 30, 2018 and 2019, respectively, were recorded as finance lease obligations and were excluded from cash purchases in the Company’s statements of cash flows (see Note 7).

The amount of unpaid fixed assets excluded from cash purchases in the Company’s statements of cash flows increased from approximately $31,000 at December 31, 2017 to approximately $55,000 at September 30, 2018.  The amount of unpaid fixed assets excluded from cash purchases in the Company’s statements of cash flows increased from approximately $25,000 at December 31, 2018 to approximately $67,000 at September 30, 2019.

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

A rights offering for the Company’s Series A Preferred Stock and warrants was completed on August 13, 2018.  Pursuant to the rights offering the Company sold 11,587 units consisting of an aggregate of 11,587 shares of Series A Preferred Stock and 2,549,140 warrants, with each warrant exercisable for one share of common stock at an exercise price of $4.53 per share.  The gross amount raised in the rights offering was $11.6 million. All warrants sold in this offering have an exercise price of $4.53 per share, are exercisable immediately and expire five years from the date of issuance. The estimated aggregate grant date fair value on a relative fair value basis of approximately $8.4 million associated with these warrants was recorded as an offset to additional paid-in-capital (see Note 4). Additionally, approximately $1.4 million of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance.  During the three months ended September 30, 2018, 4,582 shares of Series A Preferred Stock were converted into 1,012,622 shares of common stock.

An offering of 642,438 shares of the Company’s common stock and pre-funded warrants to purchase up to an aggregate of 120,000 shares of its common stock occurred on September 20, 2018. The shares were sold at a purchase price of $3.285 per share and the pre-funded warrants were sold at a purchase price of $3.275 per pre-funded warrant which represents the per share purchase price for the shares less the $0.01 per share exercise price for each such pre-funded warrant.  The aggregate gross proceeds from the offering were approximately $2.5 million. In addition, in a concurrent private placement, the Company issued to purchasers a warrant to purchase one share of the Company’s common stock for each share and pre-funded warrant purchased for cash in the offering.  All warrants issued in this offering have an exercise price of $3.16 per share, are exercisable upon the six-month anniversary of issuance and expire five years from such date. The estimated aggregate grant date fair value on a relative fair value basis of approximately $2.0 million associated with these warrants was recorded as an offset to additional paid-in-capital (see Note 4). Additionally, approximately $0.3 million of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance.

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

BIOCEPT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The Company, Business Activities and Basis of Presentation

The Company and Business Activities

The Company was founded in California in May 1997 and effected a reincorporation to Delaware in July 2013. The Company is an early stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or liquid biopsy. The Company’s current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy at diagnosis, progression or for monitoring in order to identify specific resistance mechanisms. Sometimes traditional procedures, such as surgical tissue biopsies, result in tumor tissue that is insufficient and/or unable to provide the molecular subtype information necessary for clinical decisions. The Company’s assays, performed on blood, have the potential to provide more contemporaneous information on the characteristics of a patient’s disease when compared with tissue biopsy and radiographic imaging. Additionally, commencing in October 2017, the Company’s pathology partnership program, branded as Empower TCTM, provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results and is available to pathology practices and hospital systems throughout the United States. Further, sales to laboratory supply distributors of the Company’s proprietary blood collection tubes commenced in June 2018, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world.

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

The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more consideration than it originally estimated for a contract with a customer, it will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if the Company subsequently determines that the amount it expects to collect from a customer is less than it originally estimated, it will generally account for the change as a decrease in the estimate of the transaction price as a decrease to revenue, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized. Revenue recognized from changes in transaction prices was not significant during the three and nine months ended September 30, 2018 and 2019.

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

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the three and nine months ended September 30, 2018 and 2019, disaggregated by source and nature, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2019	2018	2019
Net revenues from contracted payers*	$325,097	$476,101	$1,019,857	$1,447,421
Net revenues from non-contracted payers	373,018	956,140	1,201,869	2,080,018
Development services revenues	63,476	37,981	159,606	125,169
Kits and Blood Collection Tubes (BCT)	—	59,040	9,440	92,216
Total net revenues	$761,591	$1,529,262	$2,390,772	$3,744,824

*Includes Medicare and Medicare Advantage, as reimbursement amounts are fixed.

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2019	2018	2019
Net commercial revenues recognized upon delivery	$698,115	$1,432,241	$2,221,726	$3,527,439
Development services revenues recognized upon delivery	63,476	37,981	159,606	125,169
Kits and Blood Collection Tubes (BCT)	—	59,040	9,440	92,216
Total net revenues	$761,591	$1,529,262	$2,390,772	$3,744,824

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

The Company's third-party payers that represent more than 10% of total net revenues in any period presented, as well as their related net revenue amount as a percentage of total net revenues, during the three and nine months ended September 30, 2018 and 2019 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2019	2018	2019
Medicare and Medicare Advantage	40%	32%	39%	40%
Blue Cross Blue Shield	9%	25%	14%	20%
United Healthcare	6%	8%	15%	9%

The Company's third-party payers that represent more than 10% of total net accounts receivable, and their related net accounts receivable balance as a percentage of total net accounts receivable, at December 31, 2018 and September 30, 2019 were as follows:

	December 31, 2018	September 30, 2019
Blue Cross Blue Shield	22%	25%
Medicare and Medicare Advantage	17%	17%
United Healthcare	15%	13%

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

2. Liquidity and Going Concern Uncertainty

As of September 30, 2019, cash totaled $6.5 million and the Company had an accumulated deficit of $240.0 million.   For the year ended December 31, 2018 and the nine months ended September 30, 2019, the Company incurred net losses of $24.6 million and $19.4 million.  At September 30, 2019, the Company had aggregate net interest-bearing indebtedness of $1.9 million, of which $909,000 was due within one year, in addition to $3.0 million of other non-interest-bearing current liabilities.  Additionally, in February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly amounts of $62,500 through May 2020, under which $154,000 remained outstanding at September 30, 2019 (see Note 11). These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued. The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. The accompanying financial statements and notes do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On August 13, 2018, the Company completed a rights offering pursuant to an effective registration statement. Pursuant to the rights offering, the Company sold an aggregate of 11,587 units consisting of an aggregate of 11,587 shares of Series A Preferred Stock convertible into 471,393 shares of its common stock and 2,549,140 warrants, with each warrant exercisable for one share of its common stock at an exercise price of $4.53 per share, resulting in net proceeds to the Company of approximately $10.1 million, after deducting expenses relating to the rights offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

On September 20, 2018, the Company completed a registered offering of 642,438 shares of the Company’s common stock and pre-funded warrants to purchase up to an aggregate of 120,000 shares of its common stock. The shares were sold at a purchase price of

$3.285 per share and the pre-funded warrants were sold at a purchase price of $3.275 per pre-funded warrant which represents the per share purchase price for the shares less the $0.01 per share exercise price for each such pre-funded warrant.  The net proceeds to the Company from the offering were approximately $2.2 million, after deducting expenses related to the offering including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants. In addition, in a concurrent private placement, the Company issued to purchasers in the concurrent registered offering a warrant to purchase one share of the Company’s common stock for each share and pre-funded warrant purchased for cash in the offering.  All warrants issued in this offering have an exercise price of $3.16 per share, are exercisable upon the six-month anniversary of issuance and expire five years from such date.

On January 18, 2019, the Company completed a registered offering of 990,000 shares of the Company’s common stock. The shares were sold at a purchase price of $2.25 per share and the net proceeds to the Company from this offering were approximately $2.0 million, after deducting expenses related to the offering including dealer-manager fees and expenses.

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

3. Sales of Equity Securities

On January 30, 2018, the Company received net cash proceeds of approximately $13.3 million from the closing of a follow-on public offering of 1,095,153 shares of its common stock and warrants to purchase up to an aggregate of 1,095,153 shares of its common stock at a combined offering price of $13.50 per unit, with $1.4 million of costs directly associated with the offering recorded as an offset to additional paid-in capital under applicable accounting guidance. The warrants sold in this offering have an exercise price of $1.20 per share, which is subject to down round adjustment, are exercisable immediately and expire five years from the date of issuance.  The aggregate estimated grant date fair value of $9.7 million was recorded as an offset to additional paid-in-capital upon the closing of this offering (see Note 4).

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

On May 28, 2019, the Company entered into Warrant Exercise Agreements, or the Exercise Agreements, with certain of the holders of its existing warrants, or the Exercising Holders. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holders would cash exercise up to 20% of their Existing Warrants, or the Investor Warrants, into shares of common stock underlying such Existing Warrants, or the Exercised Shares. In order to induce the Exercising Holders to cash exercise the Investor Warrants, the Exercise Agreements provided for the issuance of new warrants, or the New Warrants, with such New Warrants to be issued in an amount equal to 75% of the number of Exercised Shares underlying any Investor Warrants that was cash exercised by July 15, 2019. The New Warrants were exercisable upon issuance and terminate on the date that is five-years and six-months following the initial exercise date. The New Warrants have an exercise price per share of $1.31.  A total of 2,062,966 Investor Warrants were exercised contemporaneously with the execution of the Exercise Agreements resulting in total proceeds to the Company of $2.3 million, net of investment banking fees. The warrants issued in connection with the Exercise Agreement were considered inducement warrants and are classified in equity. The fair value of the warrants issued was approximately $1.8 million (see valuation assumptions in Note 4). The fair value of the inducement warrants of $1.8 million was expensed as warrant inducement expense in the accompanying consolidated statements of operations for the nine months ended September 30, 2019.

On July 15, 2019, the Company entered into amendments (the “Amendments”) to the Exercise Agreements.  Pursuant to the Amendments, the period during which the Exercising Holders may elect to exercise for cash the Existing Warrants in exchange for new warrants to purchase common stock to be issued in an amount equal to 75% of the number of shares of common stock exercised under the Existing Warrants was extended from July 15, 2019 to July 31, 2019.  There were no additional warrants exercised under the Amendments during the second or third quarter of 2019.

4. Fair Value Measurement

The estimated nonrecurring fair value measurements associated with fixed asset purchases recorded as right-of-use asset finance lease obligations totaling approximately $583,000 during the nine months ended September 30, 2019 were calculated as the present value of the lease payments based on contractual payment amounts and estimated market rates.  Upon adoption of guidance in ASC Topic 842 Leases, the estimated fair value of the right-of-use operating lease asset was recorded based on the present value of future lease payments based on contractual payment amounts and estimated market rates in effect.

Other Fair Value Measurements

As of the closing of the Company’s January 30, 2018 offering, the grant date fair value of the warrants issued to purchase up to 1,095,153 shares of common stock were estimated to be approximately $8.82 per share, or a total of approximately $9.7 million, was recorded as an offset to additional paid-in-capital on a relative fair value basis. The warrants sold in this offering currently have an exercise price of $1.20 per share, which is subject to down round adjustment, and expire five years from the date of issuance. The fair value of the warrants was estimated using a Monte Carlo simulation valuation model using Geometric Brownian Motion, incorporating anticipated future financing events, with the following assumptions:

Beginning stock price	$10.17
Exercise price	$15.00
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.48%
Expected life (in years)	5.00
Expected volatility	99.00%

As of the closing of the Company’s August 13, 2018 rights offering, the grant date fair value of the warrants issued to purchase up to 2,549,140 shares of common stock were estimated to be approximately $3.30 per share, or a total of approximately $8.4 million, was recorded as an offset to additional paid-in-capital on a relative fair value basis. The warrants sold in this offering have an exercise price of $4.53 per share and expire five years from the date of issuance. The fair value of the warrants was estimated using a Black-Scholes model, incorporating the following assumptions:

Beginning stock price	$3.89
Exercise price	$4.53
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.75%
Expected life (in years)	5.00
Expected volatility	128.69%

As of the closing of the Company’s September 20, 2018 offering, the grant date fair value of the warrants issued to purchase up to 762,438 shares of common stock were estimated to be approximately $2.57 per share, or a total of approximately $2.0 million, was recorded as an offset to additional paid-in-capital on a relative fair value basis. The warrants sold in this offering have an exercise price of $3.16 per share and expire five years from the initial exercise date, which is the six month anniversary of the date of issuance. The fair value of the warrants was estimated using a Black-Scholes model, incorporating the following assumptions:

Beginning stock price	$2.92
Exercise price	$3.16
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.77%
Expected life (in years)	5.50
Expected volatility	130.7%

Also, included in the September 20, 2018 offering the Company issued 120,000 pre-funded warrants.  The pre-funded warrants had an intrinsic value of $350,000, were subsequently fully exercised and are no longer outstanding as of September 30, 2019.

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

Beginning stock price	$1.29
Exercise price	$1.31
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.05%
Expected life (in years)	5.50
Expected volatility	145.9%

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	September 30,
	2018	2019
Fixed Assets
Machinery and equipment	$2,818,583	$2,845,053
Furniture and office equipment	157,391	156,987
Computer equipment and software	1,437,408	1,552,981
Leasehold improvements	570,173	570,174
Financed equipment	2,573,955	—
Construction in process	116,640	325,550
Total fixed assets, gross	7,674,150	5,450,745
Less accumulated depreciation and amortization	(4,934,728)	(4,125,490)
Total fixed assets, net	$2,739,422	$1,325,255
Accrued Liabilities
Accrued payroll	255,426	458,750
Accrued vacation	535,682	566,811
Accrued bonuses	712,574	636,167
Accrued sales commissions	62,767	81,101
Current portion of deferred rent	158,342	—
Accrued other	203,602	104,155
Total accrued liabilities	$1,928,393	$1,846,984

During the nine months ended September 30, 2019 there were no disposals and $350,000 of fixed assets were acquired.  Upon adoption of the lease guidance in ASC Topic 842, Leases (ASC 842), equipment with a total cost of $2,574,000 and accumulated depreciation of $1,135,000 were reclassified to right-of-use lease assets on the Company’s balance sheet (see Note 7).  Depreciation expense for the nine months ended September 30, 2018 and 2019 was $580,366 and $691,191, respectively.  Depreciation expense for the three months ended September 30, 2018 and 2019 was $223,194 and $240,207, respectively.

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

Finance Leases

The Company leases certain laboratory equipment under arrangements previously accounted for as capital leases, classified on the Company’s balance sheet as fixed assets and related lease liabilities and depreciated on a straight line basis over the lease term.  Upon adoption of ASC 842, leased equipment previously classified as fixed assets totaling $1.4 million in net book value were reclassified to lease right-of-use assets in accordance with the guidance.  The equipment under finance leases is depreciated on a straight-line basis over periods ranging from approximately 3 to 7 years. The total gross value of equipment capitalized under such lease arrangements was approximately $2,574,000 and $3,075,000 at December 31, 2018 and September 30, 2019, respectively. Total accumulated depreciation related to equipment under finance leases was approximately $1,135,000 and $1,500,000 at December 31, 2018 and September 30, 2019, respectively. Total depreciation expense related to equipment under finance leases during the three months ended September 30, 2018 and 2019 was approximately $115,000 and $134,000, and during the nine months ended September 30, 2018 and 2019 was approximately $271,000 and $365,000, respectively.

On January 31, 2019, the Company executed an equipment financing commitment with a third-party lender for total amount of approximately $149,000, which was funded by the lender on February 1, 2019. Under the terms of the equipment financing agreement, which was accounted for as a finance lease transaction, the principal balance plus interest for the equipment are to be repaid in full after 36 monthly installments of $5,013 totaling approximately $180,000 through February 2022.

In July 2019, an equipment financing commitment was executed with a third-party lender for total amount of approximately $100,000, which was accounted for as a finance lease transaction with the principal balance plus interest for the equipment to be repaid in full after 48 monthly installments of $2,706 totaling approximately $130,000 through May 2023.

In August 2019, an equipment financing commitment was executed with a third-party lender for total amount of approximately $245,000, which was accounted for as a finance lease transaction with the principal balance plus interest for the equipment to be repaid in full after 36 monthly installments of $8,253 totaling approximately $297,000 through August 2022.

In September 2019, an additional equipment financing commitment was executed with a third-party lender for total additional amount of approximately $89,000, which was accounted for as a finance lease transaction with the principal balance plus interest for the equipment to be repaid in full after 60 monthly installments of $1,770 totaling approximately $106,000 through September 2024.

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

The following schedule sets forth the components of right-of-use lease assets as of December 31, 2018 and September 30, 2019 as follows:

	December 31,	September 30,
	2018	2019
Lease right-of-use assets:
Operating	$—	$1,035,210
Finance	—	1,575,039
Total	$—	$2,610,249

The following schedule sets forth the current portion of operating and finance lease liabilities as of December 31, 2018 and September 30, 2019:

	December 31,	September 30,
	2018	2019
Current portion of lease liability:
Operating	$—	1,193,255
Finance	—	776,030
Total	$—	$1,969,285

The following schedule sets forth the long-term portion of operating and finance lease liabilities as of December 31, 2018 and September 30, 2019:

	December 31,	September 30,
	2018	2019
Long-term portion of lease liability:
Operating	$—	$—
Finance	—	1,032,243
Total	$—	$1,032,243

The following schedule represents the components of lease expense for the three and nine months ended September 30, 2018 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2019	2018	2019
Lease cost
Finance lease cost
Amortization of right-of-use assets	$—	$134,472	$—	$364,401
Interest on lease liabilities	—	62,026	—	187,574
Operating lease cost	—	318,005	—	954,015
Total	$—	$514,503	$—	$1,505,990

The following schedule sets forth the remaining future minimum lease payments outstanding under finance and operating leases, as well as corresponding remaining sales tax and maintenance obligation payments that are expensed as incurred and due within each respective year ending December 31, as well as the present value of the total amount of the remaining minimum lease payments, as of September 30, 2019:

	Finance		Operating
	Minimum	Maintenance and	Minimum
	Lease	Sales Tax Obligation	Lease
	Payments	Payments	Payments
2019 (remaining)	$222,245	$27,016	$362,929
2020	764,533	89,136	855,136
2021	517,927	67,974	—
2022	405,318	57,260	—
2023	263,274	56,799	—
Thereafter	58,448	8,241	—
Total payments	2,231,745	306,426	1,218,065
Less amount representing interest	(423,472)	—	(24,810)
Present value of payments	$1,808,273	$306,426	$1,193,255

The following schedule sets forth supplemental cash flow information related to operating and finance leases as of September 30, 2019:

	For the three months ended	For the nine months ended
	September 30, 2019	September 30, 2019
Other information
Operating cash flows from financing leases	$62,026	$187,574
Operating cash flows from operating leases	$355,813	$1,067,437
Financing cash flows from finance leases	$101,139	$378,389

The aggregate weighted average remaining lease term was 3.14 years on finance leases and 0.84 years on operating leases as of September 30, 2019.  The aggregate weighted average discount rate was 20.30% on finance leases and 4.5% on operating leases as of September 30, 2019.  During the nine months ended September 30, 2019, the Company added $583,000 of right of use assets in exchange for finance lease liabilities.  In addition, upon adoption of the accounting guidance in ASC 842, $1.4 million of net machinery and equipment was reclassified to lease right-of-use assets related to assets under finance leases and $1.9 million of right-of-use facility lease was recorded under operating lease.

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

At the Company’s annual meeting of stockholders held on June 28, 2018, the Company’s stockholders approved amendments to the 2013 Plan, which included an increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 146,666 shares. At the Company’s annual meeting of stockholders held on June 17, 2019, the Company’s stockholders approved additional amendments to the 2013 Plan including the increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 2,800,000 shares.  As of September 30, 2019, 124,211 shares of the Company’s common stock were authorized exclusively for the issuance of stock awards to employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules.

As of September 30, 2019, under all plans, a total of 3,064,098 non-inducement shares were authorized for issuance, 2,711,095 shares had been issued with 2,650,970 non-inducement stock options and restricted stock units, or RSUs, underlying outstanding awards, and 353,003 non-inducement shares were available for grant. As of September 30, 2019, 118,368 inducement shares were authorized for issuance, 118,368 inducement shares had been issued under the 2013 Plan, with 117,534 inducement stock options and RSUs underlying outstanding awards and no inducement shares available for grant.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2019 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2018	195,820	$41.41	9.20
Granted	2,664,129	$0.91
Exercised	—	—
Cancelled/forfeited/expired	(62,293)	$6.43
Outstanding at September 30, 2019	2,797,656	$3.62	9.52
Vested and unvested expected to vest at September 30, 2019	2,701,017	$3.71	9.52

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest at December 31, 2018 and September 30, 2019 were each approximately zero.

The assumptions used in the Black-Scholes pricing model for stock options granted during the three and nine months ended September 30, 2019 were as follows:

Stock and exercise prices	$0.81 - $1.03
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.58% – 2.55%
Expected life (in years)	5.00 – 5.96
Expected volatility	128% - 156%

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

Restricted Stock

A summary of RSU activity for the nine months ended September 30, 2019 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2018	360	$415.80
Granted	—	—
Vested and issued	—	—
Forfeited	—	—
Outstanding at September 30, 2019	360	$415.80
Vested and unvested expected to vest at September 30, 2019	360	$415.80

At September 30, 2019, the intrinsic values of RSUs outstanding and RSUs unvested and expected to vest were each approximately $400. Of the 360 RSUs outstanding at September 30, 2019, all were fully vested.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statements of operations and comprehensive loss during the periods presented:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2019	2018	2019
Stock Options
Cost of revenues	$10,150	$29,405	$37,150	$54,625
Research and development expenses	30,247	37,626	103,267	102,742
General and administrative expenses	57,162	168,484	243,593	361,102
Sales and marketing expenses	15,513	62,154	63,594	106,300
Total expenses related to stock options	113,072	297,669	447,604	624,769
RSUs
Cost of revenues	-	-	(18,802)	-
Research and development expenses	-	-	13,576	-
General and administrative expenses	-	-	54,303	-
Sales and marketing expenses	-	-	15,348	-
Total stock-based compensation	$113,072	$297,669	$512,029	$624,769

Stock-based compensation expense was recorded net of estimated forfeitures of 0% - 8% per annum during each of the three and nine months ended September 30, 2018 and 2019. As of September 30, 2019, total unrecognized share-based compensation expense related to unvested stock options and RSUs, adjusted for estimated forfeitures, was approximately $2,545,000 and is expected to be recognized over a weighted-average period of approximately 3.2 years.

9. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity for the nine months ended September 30, 2019 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2018	4,694,927	$8.55	4.4
Issued	14,662,226	$1.23
Exercised	(4,155,430)	1.20
Expired	(4,474)	953.06
Outstanding at September 30, 2019	15,197,249	$3.08	4.5

Further information about equity-classified common stock warrants outstanding at September 30, 2019 is as follows:

		Weighted
Weighted		Average
Average	Total Shares	Contractual
Exercise Price	Outstanding	Life (in years)
$1.24	11,601,949	4.7
$4.21	3,311,578	3.9
$25.50	8,208	3.2
$33.00	96,999	2.1
$45.00	47,821	2.9
$75.00	71,995	3.0
$117.00	38,772	1.6
$140.00	19,339	0.4
$424.80	588	4.6
	15,197,249

All warrants outstanding at September 30, 2019 are exercisable. The intrinsic value of equity-classified common stock warrants outstanding at September 30, 2019 was zero.

10. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three and nine months ended September 30, 2018 and 2019, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive.

Based on applicable guidance, the 120,000 pre-funded warrants that were issued in the September 20, 2018 registered direct offering with an exercise price of $0.01 are considered common stock equivalents and are included in the calculation of basic and diluted loss per share. In other periods presented, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the three and nine months ended
	September 30,
	2018	2019
Preferred warrants outstanding (number of common stock equivalents)	17	—
Common warrants outstanding	4,814,927	15,197,249
RSUs outstanding	360	360
Convertible preferred stock outstanding (number of common stock equivalents)	2,560,727	471,393
Common options outstanding	114,641	2,797,656
Total anti-dilutive common share equivalents	7,490,672	18,466,658

11. Commitments and Contingencies

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any legal proceedings or aware of any threatened legal proceedings that are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

In February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly amounts of $62,500 through May 2020. At September 30, 2019, a balance of approximately $154,000 remained outstanding under this purchase commitment.

During the three months ended September 30, 2018 and 2019, total expense recorded in the Company’s unaudited condensed statements of operations and comprehensive loss for sales tax and maintenance obligations associated with equipment financing arrangements was approximately $25,000 and $35,000, respectively, with approximately $75,000 and $82,000 recorded during the nine months ended September 30, 2018 and 2019, respectively.  At December 31, 2018 and September 30, 2019, approximately $69,000 and $71,000, respectively, of such sales tax and maintenance obligations incurred but not paid were recorded in accrued other liabilities in the Company’s balance sheet (see Note 5). Future amounts totaling approximately $306,426 for sales tax and maintenance obligations associated with financed equipment were due under equipment financing arrangements at September 30, 2019, which will be expensed as incurred (see Note 7).

12. Related Party Transactions

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received no payments from during the three months ended September 30, 2018 and 2019, and approximately $19,000 and $26,000 was received during the nine months ended September 30, 2018 and 2019, respectively, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement.

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

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and accredited by the College of American Pathologists, or CAP. We also performed the research and development that led to our current assays and continue to perform research and development for our planned assays, at this same facility. In addition, we currently manufacture our microfluidic channels and various chemistries utilized in our testing process, however, we have identified and have been working with a manufacturer to outsource certain manufacturing activities in the near term to reduce costs and improve efficiency. The assays we offer and intend to offer are classified as laboratory developed tests, or LDTs, under CLIA regulations. CLIA certification is required before any clinical laboratory, including ours, may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, or treatment of disease or the assessment of health. In addition, we participate in and have received CAP accreditation, which includes rigorous bi-annual laboratory inspections and requires adherence to specific quality standards.

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

We have issued patents with broad claims covering our blood collection tube, antibody cocktail approach, microchannel, CTC detection methodologies, and ctDNA analysis. In addition to issued patents in the U.S., we have patents for our proprietary microchannel in China, South Korea, Europe, Hong Kong, Canada and Japan, and for our antibody cocktail in Australia, Europe, Hong Kong and Japan. Our patent estate continues to evolve, and in addition to the broad patent estate around our CTC platform, we also have issued patents in the U.S., Australia, Europe, Japan, China and South Korea for our novel switch blocker technology, solidifying our proprietary enrichment methodology for detecting ctDNA with very high sensitivity. Our CTC platform patents were filed from 2005 through 2012, and we expect to have patent protection into the 2030s. Our CTC patents and applications cover not only cancer as a target, but also prenatal and other rare cells of interest. Recently allowed patents in the U.S. cover the capture of “any target of interest on any solid surface” using our antibody capture approach. The patent for our proprietary specimen collection tubes expire in 2031, and the patents for our ctDNA technology expire in the early 2030’s.

As of September 30, 2019, we owned 36 issued patents and 13 patents pending related to our current technologies. Of these, 9 were issued and 4 were pending patents in the U.S., while 27 were issued and 11 were pending patents in non-U.S. territories. Separately, we also owned 7 issued patents related to our earlier microarray and cell analysis technology.

Results of Operations

Three Months Ended September 30, 2018 and 2019

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three months ended September 30,		Change
	2018	2019	$	%
(dollars in thousands)
Net revenues	$762	$1,529	$767	101%
Cost of revenues	2,482	2,833	351	14%
Research and development expenses	1,089	1,164	75	7%
General and administrative expenses	1,794	1,700	(94)	(5%)
Sales and marketing expenses	1,404	1,462	58	4%
Loss from operations	(6,007)	(5,630)	377	(6%)
Interest expense	(64)	(62)	2	(3%)
Other income	24	—	(24)	100%
Loss before income taxes	(6,047)	(5,692)	355	(6%)
Income tax expense	—	—	—	0%
Net loss	$(6,047)	$(5,692)	$355	(6%)

Net Revenues

Net revenues were approximately $1,529,000 for the three months ended September 30, 2019, compared with approximately $762,000 for the same period in 2018, an increase of $767,000, or 101%, which is primarily due to an increase in accession volume over the same period in the prior year.  The increase in net revenues is due to an increase in accession volumes, which is partially attributable to the increase in the urology business specifically targeted as part of our growth strategy. In addition, we had an increase in the number of tests ordered per accession which is partially attributable to the launching of new assays in 2019.

The net estimated revenue per commercial accession delivered during the three months ended September 30, 2019 was $1,189, based on 1,107 commercial accessions delivered, while during the three months ended September 30, 2018 it was approximately $717, based on 691 commercial accessions delivered.  In the three months ended September 30, 2019 there were approximately $1,432,000 in corresponding commercial net revenues.

The following table sets forth certain information regarding commercial accessions received during the three months ended September 30, 2018 and 2019:

	Three months ended September 30,		Change
	2018	2019	# / $	%
# Commercial accessions received	717	1,189	472	66%
$ Value estimated per commercial accession received	$1,235	$1,251	$16	1%

Additionally, overall development revenues decreased by $25,000 as compared to the same period in the prior year. The net revenue per accession decreased due to lower number of development services accessions delivered and lower value per development case delivered during period as compared to the same period in the prior year as follows:

	Three months ended September 30,		Change
	2018	2019	# / $	%
# Development services accessions delivered	176	135	(41)	(23%)
$ Value per development services accession delivered	$361	$281	$(79)	(22%)

Costs and Expenses

Cost of Revenues.  Cost of revenues was approximately $2,833,000 for the three months ended September 30, 2019, compared with approximately $2,482,000 for the same period in 2018 as we continued to leverage the fixed components of our costs. As a result, cost of revenues as a percentage of net revenues decreased by 140.4% over the three months ended September 30, 2019 as compared to the same period in the prior year.  Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, shipping and other direct costs, as well as equipment depreciation and software amortization expenses.

Research and Development Expenses. Research and development expenses were approximately $1,164,000 for the three months ended September 30, 2019, compared with approximately $1,089,000 for the same period in 2018, an increase of $75,000, or 7%. The increase was primarily attributable to development and validation costs related to additional tests. Research and development expenses are comprised of, but not limited to, personnel costs, material, shipping and other direct costs, computer and laboratory equipment maintenance and facility related costs.

General and Administrative Expenses. General and administrative expenses were approximately $1,700,000 for the three months ended September 30, 2019, compared with approximately $1,794,000 during the same period in 2018, a decrease of $94,000, or 5%. The decrease was primarily attributable to a lower consulting, outside service and legal and patent costs compared to the same period in the prior year. General and administrative expenses are comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1,462,000 for the three months ended September 30, 2019 compared with approximately $1,404,000 for the same period in 2018, an increase of $58,000, or 4%. The increase was primarily attributable to higher volume and revenues during the period. Sales and marketing expenses are comprised of, but not limited to, personnel costs, trade show and other marketing related expenses, as well as office and other costs.

Interest Expenses.  Interest expenses stayed relatively flat at approximately $62,000 for the three months ended September 30, 2019 compared with approximately $64,000 for the same period in 2018.

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

Results of Operations

Nine Months Ended September 30, 2018 and 2019

The following table sets forth certain information concerning our results of operations for the periods shown:

	Nine months ended September 30,		Change
	2018	2019	$	%
(dollars in thousands)
Net revenues	$2,391	$3,745	$1,354	57%
Cost of revenues	7,616	8,105	489	6%
Research and development expenses	3,180	3,535	355	11%
General and administrative expenses	5,441	5,059	(382)	(7%)
Sales and marketing expenses	4,474	4,452	(22)	(0%)
Loss from operations	(18,320)	(17,406)	914	(5%)
Interest expense	(231)	(188)	43	(19%)
Warrant inducement and other expenses	(6)	(1,831)	(1,825)	30,417%
Loss before income taxes	(18,557)	(19,425)	(868)	5%
Income tax expense	(1)	-	1	(100%)
Net loss	$(18,558)	$(19,425)	$(867)	5%

Net Revenues

Net revenues were approximately $3,745,000 for the nine months ended September 30, 2019 compared with approximately $2,391,000 for the same period in 2018, an increase of $1,354,000, or 57%, which is primarily due to an increase in accession volume over the same period in the prior year.  The increase in accession volume is partially attributable to the increase in the urology business specifically targeted as part of our growth strategy.   In addition, we had an increase in the number of tests ordered per accession which is partially attributable to the launching of new assays in 2019.

The net estimated revenue per commercial accession delivered during the nine months ended September 30, 2019 was $1,123, based on 3,142 commercial accessions delivered, while during the nine months ended September 30, 2018 it was approximately $955, based on 2,326 commercial accessions delivered.  In the nine months ended September 30, 2019 there were approximately $3,527,000 in corresponding commercial net revenues.

The following table sets forth certain information regarding commercial accessions received during the nine months ended September 30, 2018 and 2019:

	Nine months ended September 30,		Change
	2018	2019	# / $	%
# Commercial accessions received	2,478	3,266	788	32%
$ Value estimated per commercial accession received	$1,162	$1,170	$8	1%

Additionally, revenues for development services decreased approximately $35,000 during the nine months ended September 30, 2019 as compared to the same period in 2018, due to a decrease in development cases delivered and in the value per development case delivered as follows:

	Nine months ended September 30,		Change
	2018	2019	# / $	%
# Development services cases delivered	474	399	(75)	(16%)
$ Value per development services accession delivered	$337	$314	$(23)	(7%)

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $8,105,000 for the nine months ended September 30, 2019, compared with approximately $7,616,000 for the same period in 2018 as we continue to leverage the fixed components of our costs. As a result, cost of revenues as a percentage of net revenues decreased by 102.1% over the nine months ended September 30, 2019 as compared to the same period in the prior year. Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, shipping and other direct costs, as well as equipment depreciation and software amortization expenses.

Research and Development Expenses. Research and development expenses were approximately $3,535,000 for the nine months ended September 30, 2019, compared with approximately $3,180,000 for the same period in 2018, an increase of $355,000, or 11%, with the increase being primarily due to development and validation costs of new liquid biopsy tests and panels year to date. The increase was attributable to an increase of $443,000 in materials and supplies costs, partially offset by other lower expenses compared to the same period in the prior year.

General and Administrative Expenses. General and administrative expenses were approximately $5,059,000 for the nine months ended September 30, 2019, compared with approximately $5,441,000 during the same period in 2018, a decrease of $382,000, or 7%, primarily attributable to our ongoing cost containment efforts. General and administrative expenses are comprised of, but not limited to personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $4,452,000 for the nine months ended September 30, 2019 compared with approximately $4,474,000 for the same period in 2018, a decrease of $22,000 or 0%. During the period there was a decrease in personnel costs partially offset by costs related to increased sales and marketing efforts related to higher revenues compared to the same period in the prior year.

Interest Expenses.  Interest expenses were approximately $188,000 for the nine months ended September 30, 2019 compared with approximately $231,000 for the same period in 2018, a decrease of $43,000 or 19%.  The decrease was primarily due to the term loan having been paid off during 2018.

Warrant Inducement and Other Expense.  Warrant inducement and other expenses were approximately $1,831,000 for the nine months ended September 30, 2019 compared with approximately $6,000 for the same period in 2018, an increase of $1,825,000.  The increase was due to recognizing the fair value of the inducement warrants issued in May 2019 in connection with the warrant exercise offering of $1.8 million as equity and recognizing as a warrant inducement expense.

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

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Nine months ended September 30,
	2018	2019
(dollars in thousands)
Cash provided by/ (used in):
Operating activities	$(16,937)	$(17,577)
Investing activities	(145)	(298)
Financing activities	23,892	20,991
Net increase in cash	$6,810	$3,116

Cash Used in Operating Activities. Net cash used in operating activities was $17.6 million for the nine months ended September 30, 2019, compared to net cash used in operating activities of $16.9 million for the same period in 2018. The net increase of $640,000 million in cash used was primarily related to an increase in cash used to fund our net loss.  During the nine months ended September 30, 2019 we recorded a non-cash warrant inducement expense of $1.8 million related to the May 2019 warrant inducement transaction.

Cash Used in Investing Activities. Net cash used in investing activities of approximately $298,000 and $145,000 during the nine months ended September 30, 2019 and 2018, respectively, was related to purchases of fixed assets.

Cash Provided by Financing Activities. Net cash provided by financing activities was $21.0 million for the nine months ended September 30, 2019, compared to net cash provided by financing activities of $23.9 million for the same period in 2018. Our primary sources of cash from financing activities during the nine months ended September 30, 2019 consisted of $2.0 million in net proceeds from our offering of common stock in January 2019, $6.6 million in net proceeds from our sale of common stock and warrants in February 2019, $0.6 million in net proceeds from the exercise of the placement agent’s overallotment option from the January 2019 transaction, $7.6 million in net proceeds from our sale of common stock and warrants in March 2019, and $4.9 million in proceeds from exercise of common stock warrants. Our primary sources of cash from financing activities during the nine months ended September 30, 2018 consisted of $25.7 million in net proceeds from our common stock and warrant financing transaction in January 2018, rights offering completed in August 2018, and registered direct financing transaction completed in September of 2018, which was partially offset by $1.2 million of principal payments made on indebtedness.

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

As of September 30, 2019, our cash totaled $6.5 million, and our outstanding net indebtedness totaled $1.9 million. While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We have determined that there is substantial doubt about our ability to continue as a going concern for the one-year period following the date that our unaudited condensed financial statements for the three and nine months ended September 30, 2019 were issued, and we expect that we will need additional financing to execute on our current or future business strategies beyond December 2019.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have historically incurred substantial net losses, including net losses of $24.6 million for the year ended December 31, 2018 and $19.4 million for the nine months ended September 30, 2019, and we have never been profitable. At September 30, 2019, our accumulated deficit was $240.0 million. Before 2008, we were pursuing a business plan relating to fetal genetic disorders and other fields, all of which were unrelated to cancer diagnostics. The portion of our accumulated deficit that relates to the period from inception through December 31, 2007 is $66.5 million.

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

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. For the year ended December 31, 2018 and the nine months ended September 30, 2019, our research and development expenses were $4.5 million  and $3.5 million, respectively, and our sales and marketing expenses were $5.9 million and $4.5 million, respectively. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current products, assays and services and our planned future products, assays and services, continue to establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we need to generate significant revenues in order to achieve sustained profitability.

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

Approximately 39% and 40% of total net revenues during the year ended December 31, 2018 and the nine months ended September 30, 2019, respectively, were associated with Medicare reimbursement. Approximately 11% and 20% of total net revenues during the year ended December 31, 2018 and the nine month period ended September 30, 2019, respectively, were associated with Blue Cross Blue Shield reimbursement, and approximately 17% and 8% of total net revenues during the year ended December 31, 2018 and the nine month period ended September 30, 2019, respectively, were associated with United Healthcare reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare, Blue Cross Blue Shield, and United Healthcare covered-portions of our current assays and our planned future assays would, without such contracted payer reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our assays. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our assays. The previous MAC for California, Palmetto, which is contracted with CMS to administer the Molecular Diagnostic Services, or MolDx, program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our assays is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 76% and 78% of all billable cases received during the year-ended December 31, 2018 and the nine month period ended September 30, 2019, respectively, relate to our Target-Selector biomarker assays, we continue to receive orders for traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. The CTC enumeration counts disease burden and is a prognostic assay, and although valuable, it does not meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector assays.

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

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum stockholders’ equity requirement, Nasdaq may take steps to de-list our common stock. For example, in May 2016, we received a letter from Nasdaq indicating that we are not in compliance with the minimum stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1), and in each of June 2016, November 2016, January 2018 and September 2019, we received letters from Nasdaq indicating that we are not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on The Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. Although we were able to regain compliance with the Nasdaq continued listing requirements discussed in the May 2016, June 2016, November 2016 and January 2018 letter, we have not yet regained compliance with the $1.00 minimum closing bid price requirement that was the subject of the September 2019 letter from Nasdaq. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options, including a reverse stock split, to regain compliance with the minimum closing bid price requirement. There can be no assurance that we will be able to regain compliance with the $1.00 minimum closing bid price requirement or maintain compliance with the other continued listing requirements of the Nasdaq Capital Market. If we fail to regain and/or maintain compliance with Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with Nasdaq’s listing requirements.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on The Nasdaq Capital Market, and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. The broker-dealer must also disclose the commissions payable to the broker-dealer, current quotations for the securities and, if the broker-dealer is the sole market-maker for the security, the fact that they are the sole market-maker and their presumed control over the market. Finally, monthly statements disclosing recent price information on the limited market in penny stocks must be sent to holders of such penny stocks. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

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

We had outstanding 23,018,235 shares of common stock as of September 30, 2019, substantially all of which are not subject to resale restrictions under Rule 144 of the Securities Act. In addition, as of September 30, 2019, we had outstanding preferred stock convertible into 471,393 shares of our common stock, options to purchase 2,797,656 shares of our common stock, 360 shares of common stock were issuable upon the settlement of outstanding restricted stock units, or RSUs, and 15,197,249 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options or upon the settlement of outstanding RSUs generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

*We have incurred and will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of The Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations includes significant legal and financial compliance costs, makes some activities more difficult, time-consuming or costly, and increases demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Further, there are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act, enacted in 2010, that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period. We intend to continue taking advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

*Our ability to use our estimated net operating loss carryforwards and certain other tax attributes may be limited.

Our ability to utilize our estimated federal net operating loss, carryforwards and federal tax credits may be limited under Sections 382 and 383 of the Code. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the limitations apply if an “ownership change,” as defined by Section 382 of the Code, occurs. If we have experienced an ownership change at any time since our formation, we may already be subject to limitations on our ability to utilize our existing net operating losses and other tax attributes to offset taxable income. Future changes in our stock ownership (including in connection with future offerings, as well as other changes that may be outside of our control), may trigger an ownership change and, consequently, limitations under Sections 382 and 383 of the Code. As a result, if we earn net taxable income, our ability to use our estimated pre-change net operating loss carryforwards and other tax attributes to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. As of December 31, 2018, we had estimated federal and state net operating loss carryforwards of approximately $13.6 million and $24.7 million, respectively, and estimated federal and California research and development credits of approximately $160,000 and $3,543,000, respectively, which could be limited if we have experienced or do experience any “ownership changes.” We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future, however, we believe ownership changes likely occurred in each year from 2015 through 2019. As a result, we have estimated that the use of our net operating loss is limited and the amounts above represent the remaining net operating loss carryforwards and research and development credits we estimate can be used in the future, which remain fully offset by a valuation allowance to reduce the net asset to zero.

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

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6

Exhibit No.	Description of Exhibit
4.2	Specimen Common Stock certificate of Biocept, Inc. (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 28, 2017).
4.3

Form of Warrant issued to the lenders under the Loan and Security Agreement, dated as of April 30, 2014, by and among Biocept, Inc., Oxford Finance LLC, as collateral agent, and the lenders party thereto from time to time, including Oxford Finance LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2014).

4.4

Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-201437), filed with the SEC on February 6, 2015).

4.5

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

4.8

Common Stock Purchase Warrant issued by the Registrant in favor of Ally Bridge LB Healthcare Master Fund Limited under the Common Stock and Warrant Purchase Agreement dated August 9, 2017 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 10, 2017).

4.9

Common Stock Purchase Warrant issued in favor of Dawson James Securities, Inc. under the Securities Purchase Agreement dated December 5, 2017 (incorporated by reference to Exhibit 4.18 of the Registrant’s Registration Statement on Form S-1 (File No. 333-221648), filed with the SEC on January 22, 2018).

4.10

Form of Warrant to Purchase Common Stock issued to the investors under the Securities Purchase Agreement, dated January 26, 2018 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 30, 2018).

4.11

Warrant Agency Agreement dated August 13, 2018 by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 13, 2018).

4.12

Form of Series 1 Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.21 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225147), filed with the SEC on July 11, 2018).

4.13	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2018).
4.14	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2018).
4.15

Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.24 of the Registrant’s Registration Statement on Form S-1 (File No. 333-228566), filed with the SEC on November 28, 2018).

4.16	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.25 of the Registrants Registrations Statement on Form S-1 (File No. 333-228566), filed with the SEC on November 28, 2018).
4.17	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 18, 2019).
4.18	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 29, 2019).
10.1

Form of Amendment to Warrant Exercise Agreement, dated July 15, 2019, by and between the Registrant and certain holders of warrants to purchase shares of the Registrant’s common stock (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 18, 2019).

31.1	Certification of Michael Nall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Timothy Kennedy, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Nall, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit
32.2*	Certification of Timothy Kennedy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BIOCEPT, INC. (Registrant)

Date: November 13, 2019	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2019	By:	/s/ Timothy C. Kennedy
Timothy C. Kennedy
Chief Financial Officer, Senior Vice President of Operations
(Principal Financial and Accounting Officer)