Form 10-K
period 2019-12-31
BIOCEPT INC
filed 2020-03-27
CIK 1044378

Thanks, M

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 28, 2019, was $25,526,638.

The number of shares of Registrant’s Common Stock outstanding as of March 20, 2020 was 108,707,392.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K. Except for the portions of the Proxy Statement specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Annual Report other than statements of historical fact, are forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report and elsewhere in this Annual Report. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made except as required by law. Readers should, however, review the factors and risks we describe in this Annual Report and in the reports we subsequently file from time to time with the Securities and Exchange Commission, or the SEC.

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

Our current assays and our planned future assays focus on key solid tumor indications utilizing our Target-SelectorTM liquid biopsy technology platform for the biomarker analysis of CTCs and ctDNA from a standard blood sample. Our patented Target-Selector™ CTC platform assays are based on an internally developed microfluidics-based cell capture and analysis platform, with enabling features that change how information provided by CTC testing is used by clinicians. In January 2020, we announced that our molecular and CTC technologies were validated on cerebral spinal fluid, or CSF, in order to provide information for patients with central nervous system, or CNS, tumors both primary and metastatic. Our patented Target-Selector™ molecular technology enables detection of mutations and genome alterations with enhanced sensitivity and specificity, and is applicable to nucleic acid from ctDNA, and could potentially be validated for other sample types such as bone marrow, or tissue (surgical resections and/or biopsies). Our Target-Selector™ CTC and molecular platforms provide both biomarker detection as well as monitoring capabilities and require only a patient blood sample. In January 2019, we began offering research use only, or RUO, liquid biopsy kits containing our patented and proprietary Target SelectorTM testing to laboratories and researchers worldwide.

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

Our primary sales strategy is to engage medical oncologists and other physicians in the United States at private and group practices, hospitals, laboratories and cancer centers. In addition, we market our clinical trial and research services to pharmaceutical and biopharmaceutical companies and clinical research organizations. Additionally, our pathology partnership program, branded as Empower TCTM, provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results and is available to pathology practices and hospital systems throughout the United States. Further, sales to laboratory supply distributors of our patented blood collection tubes, or BCTs, commenced in June 2018, which allow for the intact transport of liquid biopsy samples for research use only from regions around the world.

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

We plan to grow our business by directly offering medical oncologists, surgical oncologists, pulmonologists, pathologists and other physicians our Target-Selector™ liquid biopsy CTC and molecular assays. Based on our product development data, as well as discussions with our collaborators, we believe that our planned future assays should provide important information and clinical value to physicians. In particular, CTC and ctDNA assays could deliver important, actionable information not provided by other assays. For example, the historic clinical CTC test is the United States Food and Drug Administration, or FDA, approved CellSearch® test, which provides CTC enumeration, but is not FDA approved to perform biomarker analysis. We believe our ability to rapidly translate research insights about the utility of cytogenetic, immunocytochemical and molecular biomarkers to provide information to medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians for treatment decisions in the clinical setting will improve patient treatment and management, and that these assays will become a key component of the standard of care for personalized cancer treatment.

Market Overview

Cancer Market Overview

Despite many advances in the treatment of cancer, it remains one of the greatest areas of unmet medical need. According to the World Cancer Report 2020, cancers figure among the leading causes of morbidity and mortality worldwide, and according to the World Health Organization, there were approximately 18.1 million new cases and 9.6 million cancer related deaths in 2018. The number of new cases is also expected to rise by approximately 70% over the next two decades. According to the World Health Organization, the most common causes of cancer death are cancers of the lung (21%), liver (10%), colon (9%), stomach (9%), and breast (7%). The incidence of, and deaths caused by, the major cancers are staggering, with over 3.9 million patients who have had a diagnosis of these cancers and are either living with these diseases and are undergoing treatment or are being monitored. For example, in breast cancer, many women have been deemed cancer-free, but continue to undergo periodic monitoring to assure there has been no disease recurrence. Our commercialized assays and our other planned future assays only require a readily accessible standard blood sample and thus may be used to help manage these patients, including supporting the selection of appropriate treatment, at multiple time points during the course of their disease. Because our assays require only a standard blood sample, they can be particularly useful when there is no currently available biopsy or surgical material, as is often the case in lung cancer, even at the time of initial evaluation. This is also the case with breast and lung cancers once surgical resection of the tumor has taken place and treatment has been initiated. Patients with breast and lung cancer must often undergo surgical resection of their primary tumor as part of their treatment. Therefore, at the time of progression or recurrence there may be no ability to obtain a tissue biopsy. Additionally, many studies have shown that most tumors mutate during treatment and as the disease progresses, so information from the initial tumor tissue may not be relevant. Again, a significant benefit of our technology is that it allows physicians to assess the current status of the tumors on a real-time basis utilizing a standard blood sample or liquid biopsy.

The following data published by the National Cancer Institute and American Cancer Society’s shows estimated new cases and deaths for 2019, and prevalence in 2019, in the United States for the major solid cancer types:

Cancer Type	Est. Incidence (New Cases/Year- 2019)	Est. Mortality (Deaths/Year-2019)	Est. Prevalence (Diagnosed and Alive as of 2019)*
Bladder	80,470	17,670	624,490
Breast	271,270	42,260	3,861,520
Cervical	13,170	4,250	283,120
Colorectal	145,660	51,020	1,544,770
Uterine/Cervix	61,380	10,920	283,120
Renal/Pelvis	73,820	14,770	569,570
Lung	228,150	142,620	571,340
Melanoma	96,480	7,239	2,028,750
Ovarian	22,530	15,082	249,230
Pancreatic	56,770	45,790	68,615
Prostate	174,650	31,620	3,650,030
Thyroid	52,070	2,170	705,050

*	American Cancer Society’s Cancer Treatment & Survivorship Facts & Figures 2019-2021

In addition to the human toll, the financial cost of cancer is overwhelming. An independent study published in 2010 and conducted jointly by the WHO ranked cancer as the most economically devastating cause of death in the world - estimated to be as high as $1.14 trillion globally. According to the National Cancer Institute, the direct cost of cancer care in the United States 2030 is forecasted to be $158 billion.

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

ctDNA is nucleic acid that is released into blood by dying tumor cells. Cell death occurs in all tissues, especially those that are rapidly dividing, and in cancer, where cell growth is not only rapid but also uncontrolled. Parts of tumors often outgrow their blood supply, resulting in cell death. Tumor cells dying as a result of therapy also release nucleic acid into blood. As a consequence, ctDNA is common in cancer patients and scientists believe that like CTCs, it may be more representative of a patient’s entire tumor than a few thin sections from a tissue biopsy, thus reducing the heterogeneity problem. ctDNA is found in the plasma component of blood and is readily accessible in a standard blood sample. Analyzing ctDNA for mutations that are used as biomarkers for therapy selection shows great promise. One of the strengths of this approach, in addition to not requiring a tissue biopsy, is that it is not dependent on capturing rare tumor cells from blood to provide a sample for testing. The difficulty with this approach is that the cellular context is lost since the ctDNA is mixed with a much larger amount of circulating DNA from normal cells that are continuously dying and being replaced in the body, thus making analysis challenging. This requires a mutation detection methodology with enhanced sensitivity and specificity, to distinguish mutations in particular gene regions in cancer cells from the normal gene sequence present in those same genes in normal cells which co-exist in blood as normal cells die and are replaced in the body. Our Target-Selector™ technology provides this necessary sensitivity and specificity and creates an opportunity for ctDNA analysis to complement CTC analysis, or potentially to serve as the platform for stand-alone assays.

Given the incidence of cancer in the United States, with an estimated 1,800,000 new cases in 2019 for the major solid tumors targeted by our planned future assay products, the markets for our current and planned future cancer diagnostic assays are very large. Furthermore, these market opportunities are even greater due to the benefits of CTC and ctDNA testing, including not only the ability to offer physicians a simple way to augment an initial tumor biopsy analysis but also to provide a means for relatively frequent monitoring of the tumor’s molecular status, utilizing a standard blood sample as a “liquid biopsy.” The latter application enables the physician to determine if or how a tumor is changing over time or is responding to therapy and what the next treatment should be. For example, in the United States, the incidence of new cases of breast cancer alone is estimated to be over 271,000 in 2019, and the prevalence of this disease is over 2.8 million (the number of women with a history of breast cancer in the United States, including women being treated and women who have finished treatment), with an estimated 330,000 lumpectomies performed annually in the United States. Of these lumpectomies, 20% need to be repeated because on pathological examination it is shown the procedure did not result in “clean margins,” thus suggesting the entire tumor was not removed, according to a Johns Hopkins report. If a CTC assay were performed at the time of initial diagnosis, at the time of surgery, or in lieu of, or as an adjunct to, a PET/CT scan (as a CTC assay has the potential to identify a single tumor cell in a blood sample, while a scan requires a tumor mass of millions of cells to be detectable), to monitor disease progression or test for recurrence, thousands of assays, in breast cancer alone, could be performed per year with still relatively low market penetration.

Use of CTC- and ctDNA-Derived Biomarker Data in Cancer Treatment

CTCs and ctDNA are derived from, and are understood to be representative of, a solid tumor and its metastases and can be analyzed as adjuncts to or in place of the tumor, especially when a recent tumor biopsy is not available. This is also referred to as a liquid biopsy. In theory, almost any analysis that can be performed on tumor tissue can also be performed on CTCs, while ctDNA, because it is only nucleic acid, is more limited. We have focused our analysis of CTCs and ctDNA on known biomarkers associated with specific therapies to support treatment decisions and therapy selection made by physicians. The biomarkers we analyze consist of proteins or protein modifications that can be identified by immunocytochemical means, cytogenetic or chromosomal aberrations, which are detected by FISH. Gene expression changes or molecular alterations in CTCs or ctDNA are often detected by molecular diagnostic assays, including Target-Selector™ techniques (ICC/FISH) and gene sequencing. Specific examples include (i) for ICC, the detection of the estrogen receptor protein in breast cancer, indicative of the likely responsiveness to hormonal therapies like tamoxifen, often sold under the trade name Nolvadex®, (ii) for FISH, the presence of an amplified HER2 gene in breast cancer, indicative of the likely responsiveness to HER2-targeted agents like trastuzumab, often sold under the trade name Herceptin®, and (iii) for mutation detection, the presence of an EGFR activating mutation in NSCLC like L858R, indicative of the likely responsiveness to EGFR-targeted agents like Tarceva®. All of these biomarkers are currently tested on tumor tissue and can be tested on CTCs, and in the latter case on ctDNA. The resulting information could then be used to guide patient care, and specifically treatment selection.

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

Our Business Strategy

We provide medical oncologists, surgical oncologists, pulmonologists, urologists, integrated oncologists, naturopathic doctors, pathologists and other physicians with a means to profile and characterize the genomic alterations of their patients’ tumors by analyzing CTCs and ctDNA found in standard blood draws. Biomarkers are currently detected and analyzed primarily in tissue biopsy specimens. We believe that our technology, which not only provides information on CTC enumeration but also the assessment of treatment-associated biomarkers identified within the CTCs or in ctDNA, will provide information to physicians that improves patient treatment and management and will become a key component of the standard of care for personalized cancer treatment.

Our approach is to develop and commercialize CTC and ctDNA assays and services that enable us to offer standard blood sample based, real-time testing solutions for a range of solid tumor types to oncologists that improve patient treatment with better prognostic and predictive tools. To achieve this, we intend to:

•

Develop and commercialize a portfolio of proprietary CTC and ctDNA assays to enable physicians to develop personalized treatment plans. We intend to continue the development of additional assays and to provide information that is essential to personalized cancer treatment. By including predictive information on biomarkers associated with specific therapies in our analysis in addition to CTC enumeration, our assays are designed to provide a more complete profile of a patient’s disease than existing CTC tests. The biomarker information will assist physicians in selecting appropriate therapies for individual patients. Our ctDNA assays are expected to offer enhanced sensitivity and specificity based on the Target-Selector™ technology, enabling earlier detection of therapy-associated mutation targets or resistance markers, to support treatment decisions. We have launched our Target-Selector™ offering in a number of key indications such as breast cancer, lung cancer, gastric cancer, colorectal cancer, and prostate cancer, which are performed in our CLIA-accredited testing facility. We plan to perform the necessary validation studies to allow us to commercialize these assays through our clinical laboratory.

•

Scale our sales and marketing capabilities. Our direct sales force with specialized experience in cancer diagnostic testing focuses on key identified territories in order to provide geographic coverage throughout the United States. At December 31, 2019, we had 10 sales representatives, and depending on our assay volume, potentially grow this number to 20 to 25 sales representatives.  This team will educate physicians directly on the benefits of our assays and the clinical data supporting them, as well as provide support to and serve as technical specialists for our partners. In addition to our internal efforts, we are actively seeking commercial partnerships that can increase our market reach.

•

Develop and expand our collaborations with leading university hospitals and research centers. We collaborate with key thought leaders, physicians and clinical researchers, including those at Sarah Cannon Research Institute, University of Colorado, the University of California, San Diego, the John Wayne Cancer Institute, Columbia University, Johns

Hopkins Medical Institute, MD Anderson Cancer Center, Dana Farber Cancer Center, St Luke’s Health System, Vanderbilt University, University of Texas Southwestern Medical Center, and Georgetown University. Our collaborations enable us to test new technologies, validate the effectiveness and utility of our planned future assays in a clinical setting and provide us access to clinically well-characterized and highly annotated patient data. These samples and data accelerate our validation process and facilitate the testing and refinement of our planned new assays.

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

•

Become an enabling technology to cancer targeted therapies. Biopharmaceutical companies will increasingly focus on the personalized cancer diagnostic sector as the potential and prevalence of molecularly targeted oncology therapies approved by the FDA along with companion diagnostics increases. As targeted therapies move into their next phase, the market is beginning to see next generation of drugs such as Astra Zeneca’s Tagrisso (Osimertinib) that work after a patient on targeted therapy begin to progress and show a resistance mechanism that is identifiable / targetable, in this case a mutation in EGFR known as T790M. With these drugs, the original biopsy tissue would not show the resistance mechanism, so the patient must either undergo a re-biopsy procedure. In many cases re-biopsy is not medically feasible and liquid biopsy offers a more cost effective and safer alternative in this application. Another area of interest for the pharmaceutical industry is in immuno-oncology. This is the challenge of helping the body to counter the cancer cell’s ability to evade the immune system. Several protein-based tests are being developed in tissue to work as complimentary or companion diagnostics to these new and promising drugs, but the use of these tests will be limited as a result of limitations of tissue biopsies. Our solution is to test for these proteins with a liquid biopsy-based CTC test rather than relying on tissue biopsies.

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

Collaborative relationships with physicians at MD Anderson Cancer Center, Yale University, Oregon Health Sciences University, Sarah Cannon Research Institute, University of Colorado, the University of California, San Diego, the University of Minnesota, the John Wayne Cancer Institute, Columbia University, Johns Hopkins Medical Institute, Vanderbilt University, University of Texas Southwestern Medical Center,, St. Luke’s Cancer Center, and Georgetown University. We have worked closely with a number of physicians at institutions on various collaborative projects in different cancer types including breast, NSCLC, prostate, colorectal, ovarian, bladder and endometrial. These projects provide us access to leading researchers, clinicians and key thought leaders, access to valuable patient samples and insight into clinical applications for our assays. Some of these projects have resulted in publications in leading journals, such as Cancer Discovery and Cancer Medicine, which enhances our standing in the oncology community and supports our marketing efforts.

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

Our Assays, Products and Services

Assays, Products and Services

We currently offer and conduct our commercialized diagnostic assays and offer our clinical trial services at our CLIA-certified, CAP-accredited and state-licensed laboratory. We have commercialized our Target-Selector™ assays for a number of solid tumor indications such as: breast cancer, NSCLC, gastric cancer, colorectal cancer, prostate cancer, pancreaticobiliary cancer, and ovarian cancer. These assays utilize our dual CTC and ctDNA technology platforms and provide biomarker analysis from a patient’s blood sample.

Our current assays and clinical trial services include:

•

CTC and ctDNA Testing. Our current assays and our other planned cancer diagnostic assays are based on our Target-Selector™ technologies and are currently intended to be performed only in our clinical laboratory. After completing testing, we or our partners provide our customers with an easy to understand report that describes the results of the analyses performed, which is designed to help medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians make better decisions about the treatment of their patients.

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

In the case of our breast and gastric cancer offerings, biomarker analysis involves fluorescence in situ hybridization, or FISH, for the detection and quantitation of the human epidermal growth factor receptor 2, or HER2, gene copy number as well as immunocytochemical, or ICC, analysis of estrogen receptor, or ER, protein, progesterone receptor, or PR, protein, and androgen receptor, or AR, protein in breast cancer; all of these test are currently available commercially. We have also validated and offer a Next Generation sequencing assay for use in breast cancer. A patient’s HER2 status provides the physician with information about the appropriateness of therapies such as Herceptin® or Tykerb®. ER and PR status provides the physician with information about the appropriateness of endocrine therapies such as tamoxifen and aromatase inhibitors.

Our lung cancer biomarker analysis offering currently includes FISH testing for ALK, ROS1, RET, MET and FGFR1 gene rearrangements, as well as analysis for the T790M, Deletion 19, and L858R mutations of the epidermal growth factor receptor, or EGFR gene, as well as BRAF and KRAS. The L858R mutation of the EGFR gene and Exon 19 deletions as activators of EGFR kinase activity.  For lung cancer, we also offer a resistance profile assay consisting of the biomarkers MET, HER2 (both of which we perform using our technology for CTCs), KRAS, and T790M (both of which are performed using ctDNA in plasma). These assays can be used by physicians to identify the mechanism causing disease progression for patients with NSCLC who are being treated with tyrosine kinase inhibitor, or TKI, therapy and therefore may qualify patients for inclusion in a clinical trial. We have also validated and offer a Next Generation sequencing assay for use in NSCLC.

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

We intend to continue to commercialize cancer diagnostic assays in the United States as LDTs performed in our CLIA-certified, CAP-accredited, and state-licensed laboratory. We plan to evaluate potential opportunities for the commercialization of our products in other countries. We believe the Target-Selector™ technology can be used for molecular biomarker screening, marked as RUO test kits.

We launched the first of our RUO Target Selector kit products, ctDNA EGFR, in January 2019. Additionally, we plan to evaluate opportunities for licensing of our products and proprietary technologies to partners in the United States and abroad.

In December 2018, we entered into a Software License and Laboratory Data Supply Agreement with Prognos, Inc., an innovator in predicting disease by applying artificial intelligence, or AI, to clinical laboratory diagnostics. Under the agreement, we will supply de-identified data from its liquid biopsy testing to Prognos, which will leverage its AI capabilities to help its pharmaceutical clients ensure that the right patients receive the right therapies. This agreement could provide revenue sharing opportunities in future periods.

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

In November 2019 we announced launch of our liquid biopsy test to detect TRK biomarkers in the blood of patients diagnosed with cancer.  Identification of TRK protein enables physicians to rapidly and cost-effectively identify the potential presence of NTRK fusions used to inform on treatment options.

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

In April 2016, we announced a study collaboration with Dr. Giuseppe Giaccone at the MedStar Georgetown University Hospital to assess resistance biomarkers in non-small cell lung cancer, or NSCLC, patients treated with EGFR inhibitors or chemotherapy. Later in 2016, we announced another collaboration involving a study presented at the European Society for Medical Oncology, or ESMO, Annual Congress in October 2016, evaluating the detection of EGFR alterations (del19, L858R and T790M) by our Target-Selector™ liquid biopsy. Subsequent to this study, we have earned business in both Mexico and Columbia for EGFR gene mutation testing in blood to qualify patients for a pharmaceutical company’s targeted therapy. The relationship also resulted in a study initiated during the following year that includes peripheral blood CTC assessment of PD-L1 protein expression in patients undergoing chemotherapy as a monotherapy or in combination with a checkpoint inhibitor. In December 2016, we announced a clinical study agreement with Columbia University Medical Center to evaluate the clinical utility of our Target-Selector™ platform to diagnose leptomeningeal metastases, or LM, in breast cancer patients. This work was expanded in the fourth quarter of 2018 to include patients with other primary solid tumor types. Dr. Kevin Kalinsky leads this study to test CTCs in cerebrospinal fluid and blood, where CTC analysis will be compared to standard methods for confirming LM diagnosis.

In May 2017, we entered into a clinical study agreement with the University of Texas Southwestern Medical Center. Led by recognized oncologist and ALK alteration researcher, Dr. Saad Khan, the study is designed to evaluate the clinical utility of our Target-Selector™ platform for patients diagnosed with ALK-positive NSCLC and treated with ALK-inhibitor therapy. A second arm of the study evaluated patients with rare cancers such as anaplastic thyroid cancer to determine if genetic drivers such as ALK gene rearrangements can be identified and treated with targeted therapy to improve patient outcomes.

In November 2017, we announced a collaboration involving 100 patients in a clinical study with the University of California, San Diego. The study entails clinical validation of specified PD-L1 antibody clones on our Target-Selector™ CTC platform. Concordance of PD-L1 protein expression in tissue biopsy versus liquid biopsy, as well as correlation of therapeutic response with PD-L1 liquid biopsy status, are the study objectives.

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

In collaboration with Dr. Shilpa Gupta from the Masonic Cancer Center at the University of Minnesota, a poster was presented at the April 2018 American Association for Cancer Research annual meeting. The results demonstrated proof-of-concept use of our Target-Selector™ CTC platform, correlating CTC count with clinical responses in refractory testicular cancer patients undergoing therapy. This work is part of a Phase 2 clinical trial of brentuximab vedontin (an anti-CD-30 antibody) with bevacizumab in refractory CD-30 + germ cell tumors. The capability for our Target-Selector™ CTC platform to monitor this rare cancer type presents the potential for a precision medicine-based approach to guide treatment decisions for these patients.

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

Two scientific posters featuring the Target Selector™ CTC and ctDNA platforms were presented in September 2018 at the International Association for the Study of Lung Cancer, or IASLC, 19th World Conference on Lung Cancer. Data from these clinical studies demonstrate the ability of our technology to detect and monitor CTC counts and actionable biomarkers in both blood and cerebrospinal fluid, or CSF, of patients with advanced NSCLC. The first poster described interim results of a collaboration with Dr. Janakiraman Subramanian at the Saint Luke’s Cancer Institute in Kansas City, Missouri. This study evaluates CTC enumeration in advanced stage NSCLC patients before and during the course of chemotherapy. Interim data suggest that CTC counts may have prognostic and predictive potential to assess therapeutic benefit. The second poster was in collaboration with Kadmon Corporation, featuring CTC and ctDNA analyses and monitoring in the CSF of NSCLC patients with leptomeningeal metastases who were treated with tesevatib in Kadmon’s clinical trial KD019-206. In this study, alterations detected in the CSF of patients were concordant with original tissue biopsies, and serial monitoring of CTCs and ctDNA biomarkers in CSF were consistent with the overall clinical.

A case series was published in the January 2019 issue of the peer reviewed journal, Clinics in Oncology. The work highlights the clinical utility of liquid biopsy to stratify patients who may benefit from targeted therapy, describing three patients with metastatic NSCLC for whom tissue biopsy was insufficient for molecular profiling. In all three cases, our ctDNA liquid biopsy analyses detected an activating EGFR mutation. EGFR tyrosine kinase inhibitor therapy subsequently was initiated. Complete response lasting approximately two years was observed in one patient. For two patients, our ctDNA testing was performed at signs of clinical progression and Osimertinib was administered upon our liquid biopsy identification of the EGFR T790M resistance marker. In sum, patient survival was dramatically extended in all cases presented where targeted therapies were prescribed based on liquid biopsy results.

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

In October 2019 we announced the publication of a peer-reviewed journal article featuring the analytical validation results demonstrating the high sensitivity of our Target SelectorTM testing for EGFR, BRAF, and KRAS mutation in plasma circulating tumor DNA (ctDNA). The article was published in the journal, PLOS ONE, Volume 14, October 2019, and will also be included as part of a special collection of topical articles, entitled Targeted Anticancer Therapies And Precision Medicine In Cancer.

In November 2019 we presented clinical data highlighting performance of our Target SelectorTM tests and kits for detecting actionable oncology biomarkers at the 2019 Association for Molecular Pathology, or AMP, Annual Meeting held at the Baltimore Convention Center, in Baltimore, MD.  The content of our posters will be published in The Journal of Molecular Diagnostics.

In December 2019 we presented clinical data supporting the use of our Target Selector TM CTC platform as an aid in the monitoring and treatment of breast cancer in a poster session at the 2019 San Antonio Breast Cancer Symposium, or SABS. The data demonstrated the Target SelectorTM platform’s ability to accurately detect, enumerate, and interrogate circulating tumor cells, or CTCs, in a cohort of over 1,500 patients, representing various clinical and treatment stages of breast cancer.

Provider Agreements

In January 2017, we announced that we had secured an in-network provider agreement with Blue Cross Blue Shield of Texas, the largest provider of health benefits in Texas. In addition, we entered into a national master business agreement with the Blue Cross Blue Shield Association, a not-for-profit trade association that provides multiple services for its 38-member Blue Cross and Blue Shield health plan companies across the U.S., including forming national strategic vendor partnerships. We were selected by the Blue Cross Blue Shield Association based on a rigorous request-for-proposal progress. This agreement establishes pricing for our Target-Selector™ liquid biopsy testing service through the Blue Cross Blue Shield Association’s group purchasing organization, CareSourcing Workgroup. The pricing offered by the CareSourcing Workgroup group purchasing organization is available to those Blue Cross and Blue Shield member health plans that have, or may seek, in-network agreements with us.

In June 2017, we entered into a participating provider agreement with MediNcrease Health Plans, LLC and a preferred provider agreement with Scripps Health Plan Services, Inc., both establishing pricing for our Target-Selector™ liquid biopsy testing service.

In December 2017, we signed an agreement with Wellmark, Inc., the largest health insurer in Iowa and South Dakota. The agreement marks our third Blue Cross Blue Shield contract and enables patients diagnosed with cancer the ability to access our proprietary testing services in-network under their Wellmark health plan.

In August 2018, we entered into a quality initiative program with Highmark and Alleghany Health Network as a result of the Caresourcing Workgroup. The focus is to improve access to molecular testing to members with a diagnosis of lung cancer. Enrollment began in August 2018 and has been steadily increasing.

In July 2019 we announced that we entered into a Laboratory Services Provider Agreement with Beacon Laboratory Benefit Solutions, Inc., a nationally recognized premier provider of laboratory benefit management technology solutions to health and managed care companies in the United States.

In February 2020 we announced that we entered into an agreement with a California-based independent physician association, or IPA, to provide our liquid biopsy testing services to physicians and patients in their network.  Our Target SelectorTM offering includes the choice of individual biomarker tests or a larger liquid biopsy panel, enabling physicians to select the best approach for each patient.

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

Assay Development Process

Our Target-Selector™ assays were, and our planned additional CTC and molecular assays are being, developed and validated in conjunction with leading academic and clinical research centers to ensure that the needs of the clinical community are being met with the latest research on key biomarkers that affect patient care. We utilize a research and validation process to help ensure that we are providing diagnostic, prognostic and predictive information that is clinically relevant and accurate. The time-frame for this process from design through development and market launch is dependent upon, among other things, the biomarkers in question having been discovered and validated before we incorporate them in an assay, the specific clinical claims we plan to pursue, and the availability of high-quality samples for validation. Our development protocol calls for us to monitor and review the process in four stages as detailed below:

•

Stage 1, Research. We review known, validated biomarkers, preferably associated with a specific therapeutic or other high value treatment decision and discuss with clinical collaborators and key thought leaders to characterize the opportunity, the specific clinical setting and the product profile of the candidate assay.

•

Stage 2, Assay Development. We design the assay, which typically has two parts: efficient capture of CTCs and/or isolation of ctDNA from the targeted cancer type and development of the biomarker assays that will be included. For example, the first part may involve modification of the antibody capture cocktail and the second could include development of specific Target-Selector™ mutation assays or testing of FISH probes. Assay development utilizes contrived analytical samples, normal control specimens and ultimately clinical samples to assure performance. The assay development process includes defining the performance characteristics of the assay as well as developing standard protocols for our CLIA-certified, CAP accredited, and state-licensed laboratory, where the assay will ultimately be performed. This assessment includes such features as accuracy, precision (inter-assay, intra-assay, inter-operator, inter-instrument, etc.), sensitivity, and specificity.

•

Stage 3, Clinical Validation. When the assay is performing as desired it undergoes a rigorous validation process which includes both analytical and clinical validation. Clinical accuracy is performed and validated against an orthogonal reference for that biomarker, which is typically tumor tissue analysis. Depending on the tumor type and specimen requirement, samples are collected from patients through collaborators, or in the case of molecular assays, from commercial sample banks, where clinical information on the patients, including outcomes, is already available.  We create standard operating procedures, quality assurance and quality control measures to ensure reproducibility and high standards of quality.

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

We currently offer 23 assays that are available for clinical use that have completed all four stages of the development protocol. Other assays for both CTCs and molecular are in earlier stages of development. Markers for such assays include, but are not limited to, ESR1, PSA, CD68, NTRK2, NTRK3, MSI and a multiplexed assay.

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

Technology Development

In addition to developing new CTC and molecular assays for different cancers to be offered through our CLIA laboratory and adapting additional predictive biomarkers to these assays as their importance is demonstrated by the scientific and clinical research communities, we continue to focus on improving the base technologies underlying our assays and processes. We are exploring various ways to improve CTC capture efficiency and detection, as well as approaches to sub-categorize CTCs into different populations that may have clinical relevance. For example, by determining which antigens individual CTCs expressed that enabled their capture, we could differentiate, and enumerate, various CTC phenotypes, for example, epithelial versus mesenchymal. We are also working to simplify the assay process, and in general to provide a broader range of useful data on a patient’s cancer to assist the physician in determining an appropriate treatment. Some of these projects and initiatives include:

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

Development of automation throughout the assay process, but particularly at the visual evaluation steps, which include enumeration, any ICC for biomarkers beyond those used to identify CTCs, for example protein biomarkers, and FISH analysis, is a way to drive efficiencies, reduce costs, speed up turnaround time, and generate more reliable, uniform, and in some cases more sensitive data. We have implemented an automation solution for the visual analysis, which has been validated and implemented in our CLIA laboratory. We have also developed automated systems for the separation, processing and washing steps before running a sample on the microfluidic channel, which has also been validated and implemented in the CLIA laboratory. We are currently implementing further steps in automation, including running the microfluidic channels and performing FISH. We believe these measures will reduce costs and time as well as allow for higher-throughput as sample volumes increase.

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

Our system has the added advantage of post-capture immunofluorescent, cytogenetic and molecular genomic analyses of the CTCs. Cells captured by Biocept’s proprietary Target-Selector™ system can be analyzed directly within the microfluidic channel, removing the need to re-deposit cells on a slide and thereby minimizing cell loss or damage. Furthermore, given the transparency of the microfluidic channel, captured cells can be immediately analyzed on a microscope. Together, these two important features allow for a very efficient process that is well suited for a laboratory developed test (LDT) performed in a CLIA laboratory. The post-capture analyses directed towards evaluation of biomarkers, are particularly important and valuable to physicians and patients since they focus on actionable information related to therapy selection. We have performed a number of clinical research studies in collaboration with The University of Texas MD Anderson Cancer Center investigators involving various tumor types, including breast, ovarian, endometrial, lung, colorectal, bladder and prostate cancers.

In a collaboration with physicians and researchers at The University of Texas MD Anderson Cancer Center, we evaluated matched samples of tumor tissue, blood for CTCs, and bone marrow for DTCs in recently diagnosed breast cancer patients to identify HER2 amplification. Positive HER2 status would indicate eligibility for HER2-targeted therapies like Herceptin®, a potentially life-saving treatment. These results were presented at both the 2011 and 2012 annual meetings of the American Society of Clinical Oncology. In a 95 patient study published in Cancer Medicine (2013, 2(2) 226-233), HER2 positive CTCs and/or DTCs were identified in 18.9% of cases in which the primary tumor was HER2 negative. In the same cohort of patients, only 12.6% were HER2 positive in their primary tumor. In other words, beyond the 12 (of 95) patients for whom traditional tumor tissue analysis had indicated benefit from Herceptin-based therapy, the Target-Selector™ assay detected HER2 gene amplification in 18 (of 95) patients who (despite the fact they were identified as being HER2 negative by primary-tumor testing) could benefit from Herceptin-based therapy. Patients classified as HER2 negative based on tumor tissue and found to have HER2 positive CTCs and/or DTCs were subsequently monitored by our collaborators at The University of Texas MD Anderson Cancer Center to assess their overall and progression-free survival. Tumor heterogeneity is one likely cause of the discordance for HER2 status between tumor tissue and our assay performed on blood and bone marrow samples. Tumor heterogeneity indicates an important clinical application for the CTC analysis with the Target-Selector™ assay. Our technology can use a standard blood sample to confirm and crosscheck tissue analysis performed by the pathologist at the time of biopsy or surgery, especially if HER2 negative.

Our Target-Selector™ platform is well suited towards blood-based analysis of breast cancer biomarkers. A 24-patient study published with Columbia University (Clinical and Translational Oncology, 2015, 17(7):539-46) demonstrated the feasibility of CTC testing to evaluate ER and PR status in metastatic breast cancer (mBC) patients. Results showed a concordance of 83% and 68% in ER/PR status between CTCs vs. metastatic tissue tumor, and CTCs vs. primary tissue, respectively. More recently, a December 2016 San Antonio Breast Cancer Symposium poster presentation featured the evaluation of 74 mBC patients. This collaborative work with the Sarah Cannon Research Institute, demonstrated detection of CTCs in 99% of mBC patient samples. In addition, ER protein expression concordance was 84% in cytokeratin positive cells and 18% in cytokeratin negative cells. FISH-based analysis of captured CTCs displayed tissue concordances of 93% and 68% for HER2 gene amplification in cytokeratin positive CTCs and cytokeratin negative CTCs, respectively; FGFR1 amplification concordances to tissue were 79% and 67% for cytokeratin positive CTCs and cytokeratin negative CTCs, respectively. While further investigation is needed to elucidate the significance of cytokeratin negative cells as a possible prognostic indicator to evaluate ER, HER2 and FGFR1 biomarkers in mBC patients, our ability to assess cytokeratin positive and negative CTCs affords a distinct advantage over other CTC technologies that rely solely upon characterization of cytokeratin positive CTCs.

We have also developed proprietary and robust technology to detect and quantify mutant ctDNA in plasma originating from the same blood sample that is used for the previously described CTC analyses. In collaboration between Mexico’s Instituto Nacional de Cancerologia and AstraZeneca, a clinical evaluation of blood-based liquid biopsy mutational profiling using our service was performed on 60 advanced-stage non-small cell lung cancer patients. Target-Selector™ assays are highly sensitive with the ability to detect EGFR mutations down to one mutant copy per milliliter of plasma. The high concordance of ctDNA versus tissue exhibited in this work highlights Target-Selector™ plasma ctDNA assays as a viable and practical means to detect EGFR activating and acquired resistance mutations relevant for guiding targeted therapy decisions.

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

Sales and Marketing

At December 31, 2019, our sales organization consisted of 10 sales representatives placed in strategic locations around the country that have high concentrations of cancer patients, and we may, depending on assay volume, potentially grow this number to 20-25 sales representatives within two years and to 30-35 within five years. We have defined sales territories and have hired sales professionals with extensive successful experience in clinical oncology sales or oncology diagnostic testing sales from leading biopharmaceutical, pharmaceutical or specialty reference laboratory companies. We plan on growing this specialized, oncology-focused sales force and supporting it with clinical specialists who bring significant technical knowledge in the use of CTC and ctDNA assays.

Finally, we have invested in managed care sales and marketing experts in order to pursue favorable payment and coverage for our liquid biopsy testing services. The key value proposition for these customers will include clinical utility and cost savings by offering our assays as a complement and/or alternative to expensive surgeries when tumor biopsy tissue is insufficient or not available.

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

We believe that we compete favorably with respect to these factors, although we cannot assure you that we will be able to continue to do so in the future or that new products or assays that perform better than our current and planned future assays and services will not be introduced. We believe that our continued success depends on our ability to:

•	Expand and enhance our current and planned Target-Selector™ assays to provide clinically meaningful information in additional cancers;
•	work with clinicians to design and implement clinical studies that demonstrate the clinical utility of our products;
•	continue to innovate and maintain scientifically advanced technology including development and regulatory approvals;
•	successfully market and sell assays;
•	continue to comply with regulatory guidelines and obtain appropriate regulatory approvals in the United States and abroad as applicable;

•	continue to validate our pipeline of assays;
•	conduct or collaborate with clinical utility studies to demonstrate the application and medical value of our assays;
•	continue to seek to obtain positive coverage and reimbursement decisions from Medicare and private third-party payers;
•	continue to enter into sales and marketing partnerships;
•	maintain existing and enter into new research and clinical collaborations with key academic and clinical study groups;
•	continue to attract and retain skilled scientific, clinical, laboratory, and marketing personnel;
•	continue to participate in and gain clinical trial work through biopharma partnerships;
•	receive payment for the testing we provide for patients;
•	obtain patents or other protection for our technologies, assays and services; and
•	obtain and maintain our clinical reference laboratory accreditations and licenses.

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

As of December 31, 2019, we owned 36 issued patents and 13 patents pending related to our current technologies. Of these, 9 were issued and 4 were pending patents in the U.S., while 27 were issued and 11 were pending patents in non-U.S. territories. Separately, we also owned 7 issued patents related to our earlier microarray and cell analysis technology.

Microfluidic Channels. At December 31, 2019, we had 4 issued U.S. patents that are related to our current business, and in 2018 and 2019 we received an additional issued patent on our microfluidic channel in each of China and Hong Kong, respectively, in addition to our earlier allowances in Japan, Hong Kong, Europe, China, and South Korea, which cover our microfluidic channel technology. Further U.S. and foreign patent application are pending.

Blood Collection Tubes. In 2015, we received a U.S. patent related to our blood collection tubes, which contain reagents designed to prevent clumping of blood cells and CTCs that could clog the microfluidic channels and disrupt our assays.

Antibody Enrichment Cocktail. At December 31, 2019, we had 2 issued and 1 pending U.S. patent application, and 2 broadly issued European patents, as well as other corresponding foreign patent applications directed to our antibody capture cocktail technology. This technology includes using antibodies to a number of tumor-associated antigens from cancer cells of both epithelial and mesenchymal phenotype, as well as cancer stem cells.

Enhanced Staining. At December 31, 2019, we had 1 issued U.S. patent, 1 issued Chinese patent, and 1 issued Japanese patent, as well as corresponding foreign patent applications directed to this technology.

Target-Selector Mutation Detection Technology. At December 31, 2019, we co-owned 1 issued and 1 pending U.S. patent, 1 issued Australian patent, 1 issued Chinese patent, 1 issued Japanese patent, and 1 issued European (7 countries) patent, as well as with Aegea Biotechnologies, Inc., or Aegea. Under our agreement with Aegea, we have certain exclusive rights for oncology clinical testing and diagnostics as well as limited rights for oncology basic and clinical research. Aegea is responsible for the prosecution of 1 U.S. patent application, while we are responsible for the prosecution of the second U.S. application and its corresponding foreign applications. Lyle J. Arnold, Ph.D., our Senior Vice-President of Research & Development and Chief Scientific Officer, is the controlling person of Aegea.

Operations and Production Facilities

Our research and development laboratory, our CLIA-certified, CAP accredited, and state-licensed diagnostic testing laboratory, and our manufacturing facility are located in our San Diego, California headquarters. The laboratories employ commercial state-of-the-art equipment as well as custom-made components specific to our CTC process that are generated in a small in-house engineering shop. The manufacturing facility used for the production of our microfluidic channels is a Class 10,000 suite in which polydimethylsiloxane (PDMS) is formed into the base of our proprietary microfluidic channels in a molding process. A glass cover slip suitable for optical analysis is added to seal the channels and make them watertight. Plasma activation is utilized to bond the polydimethylsiloxane (PDMS) with other functional groups typically leaving an amine functional group for binding. The inside of the microfluidic channels is subsequently chemically derivatized to enable the attachment of binding elements that strongly bind to antibody-tagged (fluorescently conjugated) or coated CTCs. Because the microfluidic channels have micrometer dimensions, and we are seeking individual cells in a blood sample to interact with the surface of the microfluidic channel, dust particles and other microscopic debris that could clog the channel need to be avoided. Humidity is also a factor that affects binding capability especially in the plasma activation step.

The process of performing our assays is straightforward. When a health care professional takes a standard venous blood sample from a patient for CTC or ctDNA testing, he or she will place the blood sample in our blood collection tubes, complete a requisition form, and package the specimen in our shipping kit for direct shipment to us. Once we receive the specimen at our laboratory and we enter all pertinent information about the specimen into our clinical laboratory information system, our laboratory technologists prepare the specimen for processing and analysis. Laboratory technologists, including clinical laboratory technologists and clinical laboratory scientists then conduct the analysis, including enumeration of CTCs and biomarker analysis such as FISH. Usage of fluorescent tags enables colored imaging in this process to increase the biomarker analysis capability. The data, including images and the processed cells, are sent to our in-house or contracted pathologists or a commercialization partner’s pathologists who are experienced in the analysis and evaluation requested by the referring oncologist or pathologist.

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

Quality Management Program

We have established a Quality Management Program for our research, development and Clinical Laboratory Improvement Amendments (CLIA) certified testing laboratories. This program is designed to help ensure accurate and timely test results, to produce consistent high-quality testing services, as well as procedures which allow for the continual improvement of established and new operations. Our Quality Management Program foundation is built upon a rigorous documentation program which allows transparent quality assurance and performance improvement plans, necessary to ensure the highest quality of diagnostic testing services. This program is designed to satisfy the requirements of local and state licensures, as well as those for accreditation by CAP. The CAP accreditation program involves unannounced on-site inspections of our laboratories. CAP is an independent, non-governmental organization of board-certified pathologists that accredits laboratories nationwide on a voluntary basis and that has been recognized by the Center for Medicare & Medicaid Services, or CMS as an accreditation organization to inspect laboratories to determine adherence to CLIA standards.

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

Medicare generally requires a beneficiary to pay a 20% co-insurance amount for most services billed under the PFS. Medicare covers the remaining 80% in such circumstances. There is currently no patient co-payment or co-insurance amount applicable to testing billed under the CLFS. Patients often have supplemental insurance policies that cover the co-insurance amount for physician services.

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our testing. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our testing. The previous MAC for California, Palmetto GBA, LLC, or Palmetto, which is contracted with CMS to administer the Molecular Diagnostic Services, or MolDx, program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our testing is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 76% and 78% of all billable cases received during the years ended December 31, 2018 and 2019, respectively, relate to our Target-Selector™ biomarker assays, we continue to receive orders for our traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. The CTC enumeration counts disease burden and is a prognostic test, and although oncologists find the information valuable, it does not currently meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector™ assays.

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

In accordance with Section 1833 (h)(2)(A)(i) of the Social Security Act, the annual update to the CLFS for calendar year 2019 was 2.30% (see 42 CFR405.509(b)(1)). With respect to our diagnostic services for which we expect to be reimbursed under PFS, CMS issues a Final Rule on an annual basis. Since 2015, the PFS Final Rules have included both increases and decreases in certain relative value units and geographic adjustment factors used to determine reimbursement for a number of codes used in our current assays and our planned future assays. These codes describe services that we must perform in connection with our assays and we bill for these codes in connection with the services that we provide.

Additionally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, enacted in March 2010, makes a number of substantial changes in the way health care is financed by both governmental and private insurers.

Although some of these provisions may negatively impact payment rates for clinical laboratory tests, the ACA also extended coverage to over 30 million previously uninsured people, which resulted in an increase in the demand for certain diagnostic assays. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, the President of the United States has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties effective January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain ACA-mandated fees, including but not limited the Medical Device Excise Tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and has allotted one hour for oral arguments. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA.

Moreover, other legislative changes have been proposed and adopted since the ACA was enacted. The Protecting Access to Medicare Act of 2014, or PAMA, was signed to law, which, among other things, significantly altered the current payment methodology under the CLFS. Under the new law, issued in 2016 and the reporting period beginning in 2017 and every three years thereafter (or annually in the case of advanced diagnostic laboratory tests), applicable clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic laboratory test that it furnishes during the specified time period. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Effective January 1, 2018, the Medicare payment rate for each clinical diagnostic laboratory test is equal to the weighted median amount for the test from the most recent data collection period. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. The PAMA rate changes to our tests that were impacted did not materially affect our payments beginning in 2018; however, we cannot predict how this may change future payment in coming years. Also, under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made as of April 1, 2014, CMS is required to assign a unique billing code if one has not already been assigned by the agency. In addition to assigning the code, CMS is required to publicly report payment for the tests. Further, under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA.

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

Some of our Medicare claims may be subject to policies issued by Palmetto and Noridian Healthcare Solutions, our former and current MACs for California, respectively. Palmetto has issued a Local Coverage Determination, whereby Palmetto will not cover many molecular diagnostic assays, such as the enumeration component of our current assays, unless the test is expressly included in a National Coverage Determination issued by CMS or a Local Coverage Determination or coverage article issued by Palmetto. Currently, laboratories may submit coverage determination requests to Palmetto for consideration and apply for a unique billing code for each assay (which is a separate process from the coverage determination). In the event that a non-coverage determination is issued, the laboratory must wait six months following the determination to submit a new request. Palmetto currently has a negative coverage determination for the enumeration component of CTC assays, but there is no such negative coverage determination for the analysis component of such CTC assays. Denial (or continuation of denial) of coverage for the enumeration component of our current and anticipated CTC assays by Palmetto or its successor MAC, Noridian Healthcare Solutions, which adopts coverage policies set by the MolDx program, or reimbursement at inadequate levels, would have a material adverse impact on our business and on market acceptance of our current assays and our planned future assays. Noridian Healthcare Solutions intends to follow, for CTC assays, the positive or negative coverage determinations which from time to time Palmetto makes as well as any coverage policy changes set by the MolDx program. On November 27, 2013, Palmetto denied our request for coverage for the enumeration/detection portion of our testing. We have not received any other indications to suggest that the negative coverage determination will be reversed. The CTC enumeration counts disease burden and is a prognostic test, and although oncologists find this information valuable, it does not meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector™ assays.

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

Governmental Regulations

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

As a provider of laboratory testing on human specimens for the purpose of diagnosis, prevention, or treatment, we are required to hold certain federal, state and local licenses, certifications and permits to conduct our business. In 1988, Congress enacted Clinical Laboratory Improvement Amendment of 1988, or CLIA, which established quality standards for all laboratories providing testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. Our laboratory holds a CLIA certificate of accreditation from the College of American Pathologists, or CAP, and is in good standing. As to state laws, we are required to meet certain laboratory licensing and other requirements. Our laboratory holds the required licenses from the applicable state agencies in which we operate. For more information on state licensing requirements, see the sections entitled see the section entitled “Governmental Regulations—California State Laboratory Licensing” and “Governmental Regulations—Other States’ Laboratory Licensing.”

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

We are subject to survey and inspection every two years to assess compliance with program standards and may be subject to additional unannounced inspections. Laboratories performing high complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. In addition, a laboratory like ours that is certified as “high complexity” under CLIA may obtain analyte-specific reagents, which are used to develop laboratory developed tests, or LDTs.

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

Federal, State and Foreign Fraud and Abuse Laws

A variety of federal and state laws prohibit fraud and abuse regarding the preparation and submissions of claims for services as well as avoiding unlawful inducements in our relations with those who may refer patients to our laboratory. These laws are interpreted broadly and enforced aggressively by various state and federal agencies, including CMS, the Department of Justice, the Office of Inspector General for the U.S. Department of Health and Human Services, or HHS, and various state agencies. In addition, the Medicare and Medicaid programs increasingly use a variety of contractors to review claims data and to identify improper payments as well as fraud and abuse. These contractors include Recovery Audit Contractors, Medicaid Integrity Contractors and Zone Program Integrity Contractors. In addition, CMS conducts Comprehensive Error Rate Testing audits, the purpose of which is to detect improper Medicare payments. In addition, many private insurers as well as other managed care organizations have their own internal auditing programs to ensure against any false claims being submitted.  Any overpayments identified must be repaid unless a favorable decision is obtained on appeal. In some cases, these overpayments can be used as the basis for an extrapolation, by which the error rate is applied to a larger universe of claims, and which can result in even higher repayments.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, to induce or in return for either the referral of an individual, or the furnishing, recommending, or arranging for the purchase, lease or order of any health care item or service reimbursable, in whole or in part, under a federal health care program. The definition of “remuneration” has been broadly interpreted to include anything of value, including gifts, discounts, credit arrangements, payments of cash, ownership interests and providing anything at less than its fair market value. Recognizing that the federal Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements within the health care industry, the Office of Inspector General for HHS has issued a series of regulatory “safe harbors.” These safe harbor regulations set forth certain requirements that, if met, will assure immunity from prosecution under the federal Anti-Kickback Statute. Although full compliance with these provisions protects against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued. For further discussion of the impact of federal and state health care fraud and abuse laws and regulations on our business, see the section entitled “Risk Factors—Regulatory Risks Relating to Our Business.” We are subject to federal and state health care fraud and abuse laws and regulations and could face substantial penalties if we are unable to fully comply with such laws.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. However, at this time, such reporting requirements do not extend to clinical laboratories such as ours.

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

Despite our implementation of a robust healthcare compliance program, we may be subject, from time to time, to inspections, investigations, and other enforcement actions by governmental authorities. If we are found not to be in compliance with applicable laws or regulations, the applicable governmental authority can impose significant civil, criminal and administrative penalties, such as fines, delay, suspend, or revoke regulatory  approvals, institute proceedings to recoupment of monies, impose marketing or operating restrictions, enjoin future violations, imprisonment, exclusion from government funded healthcare programs such as Medicare and Medicaid, integrity oversight and reporting obligations, and assess similar  significant penalties against our officers or employees.

Physician Self-Referral Prohibitions

Under a federal law directed at “self-referral,” commonly known as the “Stark Law”, there are prohibitions, with certain exceptions, on Medicare and Medicaid payments for laboratory tests referred by physicians who personally, or through a family member, have a “financial relationship”—including an investment or ownership interest or a compensation arrangement—with the clinical laboratory performing the tests. Several Stark Law exceptions are relevant to arrangements involving clinical laboratories, including: (1) fair market value compensation for the provision of items or services; (2) payments by physicians to a laboratory for clinical laboratory services; (3) certain space and equipment rental arrangements that satisfy certain requirements, (4) personal services arrangements that satisfy certain requirements; and (v) ownership in certain publicly traded companies. The laboratory cannot submit claims to the Medicare Part B program for services furnished in violation of the Stark Law, and Medicaid reimbursements may be at risk as well. Penalties for violating the Stark Law include significant civil, criminal and administrative penalties, such as the return of funds received for all prohibited referrals, fines, civil monetary penalties exclusion from the federal health care programs integrity oversight and reporting obligations, and imprisonment. Many states have comparable laws that are not limited to Medicare and Medicaid referrals.

Corporate Practice of Medicine

A number of states, including California, do not allow business corporations to employ physicians to provide professional services to patients. This prohibition against the “corporate practice of medicine” is aimed at preventing corporations such as us from exercising control over the medical judgments or decisions of physicians in treating patients. The state licensure statutes and regulations and agency and court decisions that enumerate the specific corporate practice rules vary considerably from state to state and are enforced by both the courts and regulatory authorities, each with broad discretion. If regulatory authorities or other parties in any jurisdiction successfully assert that we are engaged in the unauthorized corporate practice of medicine, we could be required to restructure our contractual and other arrangements. In addition, violation of these laws may result in significant civil, criminal and administrative penalties, such as sanctions imposed against us and/or the professional through licensure proceedings, and exclusion from state and federal health care programs. However, it is important to note that laboratories may contract with physicians to act as medical directors for their company as long as none of the compensation is for professional services rendered to patients.

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

CMS promulgated in 2009, a revision to the regulation that prohibits the mark up of purchased diagnostic services 42 C.F.R. §414.50 (the “Anti-Markup Rule”). The Anti-Markup Rule prohibits a physician or other supplier from marking up the price paid for the technical or professional component of a diagnostic test that was ordered by the billing physician or supplier and which was performed by a physician who does not share a practice with the billing physician or supplier. The billing physician is prohibited from billing the Medicare program an amount greater than the lesser of: (i) the performing supplier’s net charge to the billing physician; (ii) the billing physician’s actual charge; or (iii) the fee schedule amount for the test that would be allowed if the performing supplier billed directly.

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

U.S. Food and Drug Administration

We perform our laboratory tests as LDTs. Historically; the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that offer LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). In recent years, however, the FDA has stated it intends to end its policy of enforcement discretion and regulate certain LDTs as medical devices. To this end, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs)”, respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The FDA has indicated that it does not intend to modify its policy of enforcement discretion until the draft guidance documents are finalized. In January 2017, the FDA announced that final guidance on the oversight of LDTs would allow for further public discussion. On January 13, 2017 the FDA issued a “Discussion Paper on Laboratory Developed Tests (LDTs),” which states that the material in the document does not represent a final version of the LDT draft guidance documents that were published in 2014 or position of the FDA; rather, the document is a method to encourage additional dialogue. The timing of when, if at all, the draft guidance documents will be finalized is unclear, and even then, the new regulatory requirements are proposed to be phased-in consistent with the schedule set forth in the guidance. Nevertheless, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time. LDTs with the same intended use as a cleared or approved companion diagnostic are defined in FDA’s draft guidance as “high-risk LDTs (Class III medical devices)” for which premarket review would be first to occur.

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

Compliance Program

The health care industry is highly regulated and scrutinized with respect to fraud, abusive billing practices and improper financial relationships between health care companies and their referral sources. The Office of the Inspector General of HHS (the “OIG”) has published compliance guidance, including the Compliance Program Guidance for Clinical Laboratories in August of 1998, and advisory opinions. The Company has implemented a robust Compliance Program, which is overseen by our Board of Directors. Its objective is to ensure compliance with the myriad of federal and state laws, regulations and governmental guidance applicable to our business. Our program consists of training/education of employees and monitoring and auditing Company practices. The Board of Directors has formed a Compliance Committee of the Board, which meets regularly to discuss all compliance-related issues that may affect the Company. The Company reviews its policies and procedures as new regulations and interpretations come to light to comply with applicable regulations. The Chief Compliance Officer reports directly to the Compliance Committee.

Hotline

As part of its Compliance Program, the Company provides a hotline for employees who wish to anonymously or confidentially report suspected violations of our codes of conduct, policies/procedures, or laws and regulations. Employees are strongly encouraged to report any suspected violation if they do not feel the problem can be appropriately addressed through the normal chain of command. The hotline does not replace other resources available to our employees, including supervisors, managers and human resources staff, but is an alternative channel available. The hotline forwards all reports to the Compliance Officer who is responsible for investigating, reporting to the Compliance Committee, and documenting the disposition of each report. The hotline forwards any calls pertaining to the financial statements or financial issues to the Chairman of the Audit Committee. The Company does not allow any retaliation against an employee who reports a compliance related issue in good faith.

Confidentiality and Security of Personal Health Information

The Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), contains provisions that protect individually identifiable health information from unauthorized use or disclosure by covered entities and their business associates. The Office for Civil Rights of HHS, the agency responsible for enforcing HIPAA, has published regulations to address the privacy (the “Privacy Rule”) and security (the “Security Rule”) of protected health information (“PHI”). The Company is a covered entity under HIPAA and has adopted policies and procedures to comply with the Privacy Rule and the Security Rule and HIPAA. The health care facilities and providers that refer specimens to the Company are also bound by HIPAA.  HIPAA also requires that all providers who transmit claims for health care goods or services electronically utilize standard transaction and data sets and use standardized national provider identification codes. The Company has taken necessary steps to comply with HIPAA regulations, utilizes standard transaction data sets, and has obtained and implemented national provider identifiers, or NPIs, as the standard unique health identifier in filing and processing health care claims and other transactions.

The American Recovery and Reinvestment Act (“ARRA”) enacted the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which extends the scope of HIPAA to permit enforcement against business associates for a violation, establishes new requirements to notify the Office for Civil Rights of a breach of PHI, and allows the Attorneys General of the states to bring actions to enforce violations of HIPAA. Rules implementing various aspects of HIPAA are continuing to be promulgated. With respect to these rules, CMS requires all HIPAA-covered entities such as the Company to conduct electronic claim submissions and related electronic transactions under the HIPAA transaction standard called Version 5010.

In addition to the HIPAA Privacy Rule and Security Rule described above, the Company is subject to state laws regarding the handling and disclosure of patient records and patient health information. The HIPAA Privacy Rule and Security Rule regulations do not supersede state laws that may be more stringent; therefore, we are required to comply with both federal privacy and security regulations and varying state privacy and security laws and regulations. These laws vary widely. Penalties for violation include sanctions against a laboratory’s licensure as well as civil or criminal penalties. Additionally, private individuals may have a right of action against the Company for a violation of a state’s privacy laws. We believe we are in material compliance with current state laws regarding the confidentiality of health information and will continue to monitor and comply with new or changing state laws.

The Fair and Accurate Credit Transactions Act of 2003, enacted on December 4, 2003, directed the Federal Trade Commission to implement regulations to protect consumers against identity theft. The Federal Trade Commission issued what are referred to as the “Red Flag Rules”, but the effective date for enforcement was delayed several times. The Red Flag Rules were subject to enforcement as of January 1, 2012. The Red Flag Program Clarification Act of 2010 (“RFPCA”) gave some relief to health care providers by changing the definition of “creditor”, thereby narrowing the application to health care providers who do not otherwise obtain or use consumer reports or furnish information to consumer reporting agencies in connection with a credit transaction. Health care providers who act as a “creditor” to any of its patients with respect to a “covered account” are required to implement an identity theft protection program to safeguard patient information. A creditor includes any entity that regularly in the course of business obtains or uses consumer reports in connection with credit transactions, furnishes information to a consumer reporting agency in connection with a credit transaction, or advances funds to or on behalf of a person based on the person’s obligation to repay the funds or repayable from specific property pledged by or on behalf of the person. But, a creditor, as defined in the RFPCA, that advances funds on behalf of a person for expenses incidental to a service provided by the creditor to that person is not subject to the Red Flag Rules. The Company has developed a written program designed to identify and detect the relevant warning signs – or “red flags” – of identity theft and establish appropriate responses to prevent and mitigate identity theft in order to comply with the Red Flag Rules. We are also developing a plan to update the program, and the program will be managed by senior management staff under the policy direction of our Board of Directors. The Company intends to take such steps as necessary to determine the extent to which the Red Flag Rules apply to it and to take such steps as necessary to comply.

Employees

As of December 31, 2019, we had a total of 88 full-time employees, 9 of whom hold doctorate degrees and 11 of whom are engaged in full-time research and development activities, as well as 7 part-time employees. None of our employees is represented by a labor union.

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

We have historically incurred substantial net losses, including net losses of $24.6 million and $25.1 million for the years ended December 31, 2018 and 2019, respectively, and we have never been profitable. At December 31, 2019, our accumulated deficit was approximately $245.7 million. Before 2008, we were pursuing a business plan relating to fetal genetic disorders and other fields, all of which were unrelated to cancer diagnostics. The portion of our accumulated deficit that relates to the period from inception through December 31, 2007 is approximately $66.5 million.

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

Our business is subject to risks arising from epidemic diseases, such as the recent global outbreak of the COVID-19 coronavirus.

The recent outbreak of the novel coronavirus, COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, courier delivery services and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain of material needed for our assays, interrupt our ability to receive samples, impair our ability to perform or deliver the results from our tests, impede patient movement or interrupt healthcare services causing a decrease in test volumes, delay coverage decisions from Medicare and third party payors, delay ongoing and planned clinical trials involving our tests and have a material adverse effect on our business, financial condition and results of operations. In addition, as we are located in California, we are currently under a shelter-in-place mandate and many of our clients worldwide are similarly impacted. As a healthcare provider, we are allowed to remain open in compliance with the shelter-in-place mandate and continue to provide critical information for patients diagnosed with cancer. While we are still receiving specimens from clients on a daily basis, we anticipate a potential slowdown in volume as many clinic visits are being re-scheduled and delayed. Moreover, the global outbreak of the COVID-19 coronavirus continues to rapidly evolve, and the extent to which the COVID-19 coronavirus may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We also face competition from companies that offer products or are conducting research to develop products for CTC or ctDNA assays in various cancers. CTC and ctDNA products, assays and services represent a new area of science and we cannot predict what products or assays others will develop that may compete with or provide results similar or superior to the results we are able to achieve with the products or assays we develop. Competitors include but are not limited to companies such as Qiagen, Roche, Guardant Health, Cancer Genetics, Atossa, Agena Bioscience, Precipio, Illumina, Grail, Precision for Medicine, EPIC Sciences, Clearbridge Biomedics, Biodesix, Thermo Fisher Scientific, Foundation Medicine, Neogenomics, Cynvenio Biosystems, Genomic Health, Fluxion Biosciences, RareCells Diagnostics, ScreenCell, Menarini Silicon Biosystems, Alere (Adnagen), Sysmex, Natera, Inc., Circulogen, Angle PLC, Caris Life Sciences, Archer DX, DiaCarta and Tempus. Some of these groups, in addition to operating research and development laboratories, are establishing CLIA-certified testing laboratories while others are focused on selling equipment and reagents.

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

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. For the years ended December 31, 2018 and 2019, our research and development expenses were $4.5 million and $4.7 million, respectively, and our sales and marketing expenses were $5.9 million and $5.9 million, respectively. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current products, assays and services and our planned future products, assays and services, continue to establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we need to generate significant revenues in order to achieve sustained profitability.

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

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Michael W. Nall, our Chief Executive Officer and President, Lyle J. Arnold, Ph.D., our Senior Vice-President of Research & Development and Chief Scientific Officer, Michael Terry, our Senior Vice President Corporate Development, and Timothy C. Kennedy, our Chief Financial Officer, Senior Vice President of Operations and Secretary. The collective efforts of each of these persons and others working with them as a team are critical to us as we continue to develop our technologies, products, services, assays and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our executive management team each have employment agreements, however, the existence of an employment agreement does not guarantee retention of members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We do not maintain “key person” life insurance on any of our employees.

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

There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. The Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, amended the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA imposes limitations on the use and disclosure of an individual’s healthcare information by certain healthcare providers, healthcare clearinghouses, and health insurance plans, collectively referred to as covered entities, and also grants individuals rights with respect to their health information. HIPAA also imposes compliance obligations and corresponding penalties for non-compliance on individuals and entities that provide services involving the creation, receipt, maintenance or transmission of individually identifiable health information for or on behalf of covered entities, collectively referred to as business associates. HITECH also made significant increases in the penalties for improper use or disclosure of an individual’s health information under HIPAA and extended enforcement authority to state attorneys general. As amended by HITECH and subsequently by the final omnibus rule adopted in 2013, or Final Omnibus Rule, HIPAA also imposes notification requirements on covered entities in the event that certain health information has been inappropriately accessed or disclosed: notification requirements to individuals, federal regulators, and in some cases, notification to local and national media. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with encryption or other standards developed by the U.S. Department of Health and Human Services, or HHS. Most states have laws requiring notification of affected individuals and/or state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Activities outside of the United States implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance.  For example, if we obtain certain personal information regarding residents in the European Union, we may be subject to the European Union General Data Protection Regulation. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers or to alleviate problems caused by such breaches.

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

Although some of these provisions may negatively impact payment rates for clinical laboratory tests, the ACA also extends coverage to over 30 million previously uninsured people, which resulted in an increase in the demand for our current assays and our planned future assays. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, the President of the United States has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties effective January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain ACA-mandated fees, including but not limited the Medical Device Excise Tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and has allotted one hour for oral arguments. It is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Protecting Access to Medicare Act of 2014, or PAMA, was signed to law, which, among other things, significantly altered the current payment methodology under the CLFS. Under the new law, issued in 2016 and the reporting period beginning in 2017 and every three years thereafter (or annually in the case of advanced diagnostic laboratory tests), applicable clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic laboratory test that it furnishes during the specified time period. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Effective January 1, 2018, the Medicare payment rate for each clinical diagnostic laboratory test is equal to the weighted median amount for the test from the most recent data collection period. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. The PAMA rate changes to our tests that were impacted did not materially affect our payments beginning in 2018; however, we cannot predict how this may change future payment in coming years. Also, under PAMA, the Centers for Medicare & Medicaid Services, or CMS, is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made as of April 1, 2014, CMS is required to assign a unique billing code if one has not already been assigned by the agency. In addition to assigning the code, CMS is required to publicly report payment for the tests. Further, under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. We cannot determine at this time the full impact of PAMA on our business, financial condition and results of operations.

Additionally, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers and suppliers of up to 2% per fiscal year, starting in 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional congressional action is taken. The full impact on our business the sequester law is uncertain. In addition, the Middle-Class Tax Relief and Job Creation Act of 2012, or MCTRJCA, mandated an additional change in Medicare reimbursement for clinical laboratory tests.

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

Approximately 39% and 38% of total net revenues during the years ended December 31, 2018 and 2019, respectively, were associated with Medicare reimbursement. Approximately 11% and 21% of total net revenues during the years ended December 31, 2018 and 2019, respectively, were associated with Blue Cross Blue Shield reimbursement, and approximately 17% and 8% of total net revenues for the years ended December 31, 2018 and 2019, respectively, were associated with United Healthcare reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare, Blue Cross Blue Shield, and United Healthcare covered-portions of our current assays and our planned future assays would, without such contracted payer reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our assays. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our assays. The previous MAC for California, Palmetto, which is contracted with CMS to administer the Molecular Diagnostic Services, or MolDx, program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our assays is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 76% and 78% of all billable cases received during the years ended December 31, 2018 and 2019, respectively, relate to our Target-Selector™ biomarker assays, we continue to receive orders for traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. The CTC enumeration counts disease burden and is a prognostic assay, and although valuable, it does not meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector™ assays.

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

•

the federal Physician Payments Sunshine Act requirements under the ACA, which require certain manufacturers of drugs, devices, biologics and medical supplies to report to CMS information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians, as defined by such law, and teaching hospitals, and certain physician ownership and investment interests held by physicians and their immediate family members; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers.

Further, the ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal health care fraud statutes. Where the intent requirement has been lowered, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may now assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including, among others, significant administrative, civil and criminal penalties, damages and fines, imprisonment, integrity oversight and reporting obligations, and exclusion from participation in government funded healthcare programs such as Medicare, Medicaid programs, including the California Medical Assistance Program (Medi-Cal-the California Medicaid program) or other state or federal health care programs. Additionally, we could be required to refund payments received by us, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

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

Legal, political and economic uncertainty surrounding the exit of the U.K., from the European Union, or EU, may be a source of instability in international markets, create significant currency fluctuations, adversely affect our operations or intended operations in the U.K. and pose additional risks to our business, revenue, financial condition and results of operations.

Following the result of a referendum in 2016, the U.K. left the EU on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the U.K. and the EU, the U.K. will be subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules will continue to apply. Negotiations between the U.K. and the EU are expected to continue in relation to the customs and trading relationship between the U.K. and the EU following the expiry of the Transition Period.

The uncertainty concerning the U.K’s legal, political and economic relationship with the EU after the Transition Period may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).

These developments, or the perception that any of them could occur, have had, and may continue to have, a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the U.K. financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates and credit ratings may also be subject to increased market volatility.

If the U.K. and the EU are unable to negotiate acceptable trading and customs terms or if other EU Member States pursue withdrawal, barrier-free access between the U.K. and other EU Member States or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the EU and, in particular, any arrangements for the U.K. to retain access to EU markets after the Transition Period.

Such a withdrawal from the EU is unprecedented, and it is unclear how the U.K’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our business. Any current or planned future operations in the U.K. as well as in other countries in the EU and European Economic Area, or EEA, could be disrupted by Brexit, particularly if there is a change in the U.K’s relationship to the single market.

We may also face new regulatory costs and challenges as a result of Brexit that could have an adverse effect on our operations. For example, the U.K. could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the EEA more difficult. Furthermore, at present, there are no indications of the effect Brexit will have on the pathway to obtaining marketing approval for any of our product candidates in the U.K., or what, if any, role the EMA may have in the approval process. There may continue to be economic uncertainty surrounding the consequences of Brexit which could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could adversely affect our business, revenue, financial condition, results of operations.

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

For example, in August 2016, we received a letter from MolecularMD Corp. offering a license to two U.S. Patents owned by the Memorial Sloan-Kettering Cancer Center, and licensed to MolecularMD Corp., that are relevant to one of the biomarkers we detect in our Liquid Biopsy Non-Small Cell Lung Cancer Profile Target-Selector™ assay and our Liquid Biopsy Lung Cancer Resistance Profile Target-Selector™ assay. One of the two patents is expected to expire in 2026. The other patent is expected to expire in 2028. Although we believe that the claims of both patents relevant to our assays would likely be held invalid, we cannot provide any assurances that a court or an administrative agency would agree with our assessment. If the validity of the relevant claims in question is upheld upon a validity challenge, then we may be liable for past damages and would need a license in order to continue commercializing our Liquid Biopsy Non-Small Cell Lung Cancer Profile Target-Selector™ Assay and our Liquid Biopsy Lung Cancer Resistance Profile Target-Selector™ Assay in the United States. However, such a license may not be available on commercially reasonable terms or at all, which could materially and adversely affect our business.

In addition, we are aware of a U.S. Patent owned by Amgen, Inc. that is relevant to one of the biomarkers we detect in our Liquid Biopsy Non-Small Cell Lung Cancer Profile Target-Selector™ assay and our Liquid Biopsy Lung Cancer Resistance Profile Target-Selector™ assay. The patent is expected to expire in 2028. Although we believe that the claims of the patent relevant to our assays would likely be held invalid, we cannot provide any assurances that a court or an administrative agency would agree with our assessment. If the validity of the relevant claims in question is upheld upon a validity challenge, then we may be liable for past damages and would need a license in order to continue commercializing our Liquid Biopsy Non-Small Cell Lung Cancer Profile Target-Selector™ assay and our Liquid Biopsy Lung Cancer Resistance Profile Target-Selector™ assay in the United States. However, such a license may not be available on commercially reasonable terms or at all, which could materially and adversely affect our business.

We are also aware of a U.S. Patent owned by Genentech, Inc. that is relevant to one of the biomarkers we detect in our Liquid Biopsy Lung Cancer Resistance Profile Target-Selector™ assay and our Liquid Biopsy Colon Cancer Profile Target-Selector™ assay. The patent is expected to expire in 2025. Although we believe that the claims of the patent relevant to our assays would likely be held invalid, we cannot provide any assurances that a court or an administrative agency would agree with our assessment. If the validity of the relevant claims in question is upheld upon a validity challenge, then we may be liable for past damages and would need a license in order to continue commercializing our Liquid Biopsy Lung Cancer Resistance Profile Target-Selector™ assay and our Liquid Biopsy Colon Cancer Profile Target-Selector™ assay in the United States. However, such a license may not be available on commercially reasonable terms or at all, which could materially and adversely affect our business.

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

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum stockholders’ equity requirement, Nasdaq may take steps to de-list our common stock. For example, in May 2016, we received a letter from Nasdaq indicating that we are not in compliance with the minimum stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1), and in each of June 2016, November 2016, January 2018 and September 2019, we received letters from Nasdaq indicating that we are not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on The Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. Although we were able to regain compliance with the Nasdaq continued listing requirements discussed in the May 2016, June 2016, November 2016 and January 2018 letter, we have not yet regained compliance with the $1.00 minimum closing bid price requirement that was the subject of the September 2019 letter from Nasdaq. In March 2020, we requested and received an additional 180-day extension to regain compliance with the $1.00 minimum closing bid price requirement that was the subject of the September 2019 letter from Nasdaq. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options, including a reverse stock split, to regain compliance with the minimum closing bid price requirement. We currently plan to seek stockholder approval of a reverse stock split at our 2020 annual meeting of stockholders. There can be no assurance that we will be able to regain compliance with the $1.00 minimum closing bid price requirement or maintain compliance with the other continued listing requirements of the Nasdaq Capital Market. If we fail to regain and/or maintain compliance with Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with Nasdaq’s listing requirements.

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

We had outstanding 108,707,392 shares of common stock as of March 20, 2020, of which no more than 31,415 are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of March 20, 2020, we had outstanding preferred stock convertible into 471,493 shares of our common stock, options to purchase 2,510,989 shares of our common stock, 360 shares of common stock were issuable upon the settlement of outstanding restricted stock units, or RSUs, and 15,296,249 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options or upon the settlement of outstanding RSUs generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm conducted in connection with Section 404(b) of the Sarbanes-Oxley Act after we no longer qualify as a “smaller reporting company,” with less than $100 million in annual revenues, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We are required to disclose changes made in our internal control procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are a “smaller reporting company” with less than $100 million in annual revenues, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

We have incurred and will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Our ability to utilize our estimated federal net operating loss, carryforwards and federal tax credits may be limited under Sections 382 and 383 of the Code. Under the Tax Cuts and Jobs Act of 2017, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act of 2017. In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a cumulative change in its equity ownership by “5-percent shareholders” of greater than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its estimated pre-change net operating loss carryforwards and certain other tax attributes (such as research tax credits) to offset its post-change taxable income and taxes, as applicable, may be limited. As of December 31, 2019, we had estimated federal and state net operating loss carryforwards of approximately $54.9 million and $13.9 million, respectively, and estimated federal and California research and development tax credits of approximately $366,000 and $3.7 million, respectively, which could be limited if we have experienced or do experience any “ownership changes.” We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future. We believe, however, that ownership changes likely occurred in each year from 2015 through 2019. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. We have estimated that the use of our net operating loss is limited and the amounts above remain fully offset by a valuation allowance.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We have a lease for approximately 48,000 square feet of space in San Diego, California for use as a clinical reference laboratory and corporate headquarters, including manufacturing and research laboratories. As of December 31, 2019, the average rent for the remaining lease period is approximately $120,000 per month. This lease expires in July 2020.

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

Holders of Record

As of March 20, 2020, there were 51 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan depends on our ability to continue to develop and commercialize products and assays through our CLIA-certified, CAP-accredited, and state-licensed laboratory. We have commercialized our Target-Selector assays for breast cancer, non-small cell lung cancer, or NSCLC, gastric cancer, colorectal cancer, prostate cancer, pancreaticobiliary cancer, and ovarian cancer, and plan to continue to launch a series of cancer diagnostic assays for different predictive biomarkers assays in the United States as LDTs performed in our laboratory, and enhance revenue for these products through the efforts of our sales and marketing organization. Our sales strategy is to engage medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians in the United States at private and group practices, hospitals and cancer centers. We also plan to continue to evaluate potential opportunities for the commercialization of our products and assays in other countries. Additionally, sales of our proprietary blood collection tubes, or BCTs, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world, commenced during 2018. In addition to testing for physicians and their patients, we offer clinical trials testing and research services to help increase the efficiency and economic viability of clinical trials for pharmaceutical and biopharmaceutical companies and clinical research organizations both within and outside of the United States. We are currently exploring the possibility of introducing ctDNA technology outside the United States as part of IVD test kits and/or testing systems utilizing our Target-Selector technologies. We plan to continue to cooperate with partners on accessing markets internationally either through partnerships with local groups and distributors or through the development of IVDs and/or test systems, including instrumentation. We also have a research and development program focused on technology enhancements, novel platform development, and evaluating clinical applications for our cancer diagnostic tests in different cancer types and clinical settings.

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

Revenues

Our revenues are generated from diagnostic services provided to physicians and billed to third-party insurance payers such as managed care organizations, Medicare and Medicaid and patients for any deductibles, coinsurance or copayments that may be due. Commencing on January 1, 2018, we recognize revenue in accordance with Accounting Standards Codification, or ASC, Revenue from Contracts with Customers, or ASC 606, which requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

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

Contracts

For our commercial revenues, while we market directly to physicians, our customer is the patient. Patients do not enter into direct agreements with us, however, a patient’s insurance coverage requirements would dictate whether or not any portion of the cost of the tests would be patient responsibility. Accordingly, we establish a contract with a commercial patient in accordance with other customary business practices, as follows:

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

We limit the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. We monitor our estimates of transaction price to depict conditions that exist at each reporting date. If we subsequently determine that we will collect more consideration than we originally estimated for a contract with a customer, we will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if we subsequently determine that the amount it expects to collect from a customer is less than it originally estimated, we will generally account for the change as a decrease in the estimate of the transaction price as a decrease to revenue, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized. Revenue recognized from changes in transaction prices was not significant during the years ended December 31, 2018 and 2019.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in accounts receivable recorded in our balance sheets. Generally, billing occurs subsequent to delivery of a patient’s test result to the ordering physician or entity, resulting in an account receivable.

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

Determining the extent, if any, to which conditions or events raise substantial doubt about our ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgment by us. We have determined that there is substantial doubt about our ability to continue as a going concern for the one-year period following the date that our financial statements for the year ended December 31, 2019 were issued, which have been prepared assuming that we will continue as a going concern. We have not made any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Reverse Split

In July 2018, our stockholders approved, and we filed, an amendment to our Certificate of Amendment of Certificate of Incorporation to effect a one-for-thirty reverse stock split of our outstanding common stock. All references to share and per share amounts in our financial statements and accompanying notes have been restated to reflect the one-for-thirty reverse stock split, except for the authorized number of shares of the Company’s common stock of 150,000,000 shares, which was not affected by the one-for-thirty reverse stock split.

Coronavirus (COVID-19) Pandemic

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. In addition, as we are located in California, we are currently under a shelter-in-place mandate and many of our clients worldwide are similarly impacted.  The global outbreak of the COVID-19 coronavirus continues to rapidly evolve, and the extent to which the COVID-19 coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  While we are still receiving specimens from clients on a daily basis, we anticipate a potential slowdown in volume as many clinic visits are being re-scheduled and delayed.  We are continuing to vigilantly monitor the situation with our primary focus on the health and safety of our employees and clients.

Results of Operations

Years Ended December 31, 2018 and 2019

The following table sets forth certain information concerning our results of operations for the periods shown:

	For the year ended December 31,		Change
	2018	2019	$	%
(dollars in thousands)
Net revenues	$3,250	$5,529	$2,279	70%
Cost of revenues	10,052	10,978	926	9%
Research and development expenses	4,469	4,697	228	5%
General and administrative expenses	7,074	6,970	(104)	(1%)
Sales and marketing expenses	5,915	5,941	26	0%
Loss from operations	(24,260)	(23,057)	1,203	(5%)
Interest expense, net	(310)	(250)	60	(19%)
Other income	—	(1,831)	(1,831)	0%
Loss before income taxes	(24,570)	(25,138)	(568)	2%
Income tax expense	(2)	—	2	(100%)
Net loss	(24,572)	(25,138)	(566)	2%
Deemed dividend related to warrants down round provision	(636)	(122)	514	(81%)
Net loss attributable to common shareholders	$(25,208)	$(25,260)	$(52)	0%

The composition of the Company’s net revenues recognized during the years ended December 31, 2018 and 2019, disaggregated by source and timing of recognition, are as follows:

	For the year ended December 31,
	2018	2019
Net commercial revenues recognized upon delivery	$3,042,122	$5,116,210
Development services revenues recognized upon delivery	198,736	212,344
Kits and Blood Collection Tubes (BCT)	9,440	200,012
Total net revenues	$3,250,298	$5,528,566

Net Revenues

Net revenues were approximately $5,529,000 for the year ended December 31, 2019, compared with approximately $3,250,000 for the year ended December 31, 2018, an increase of $2,279,000, or 70%, which is primarily due to an increase in accession volume over the prior year.  The increase in net revenues is due to an increase in accession volumes, which is partially attributable to the increase in the urology business specifically targeted as our growth strategy.  In addition, we had an increase in the number of tests ordered per accession which is partially attributable to the launching of new assays in 2019.

The net estimated revenue per commercial accession delivered during the year ended December 31, 2019 was $1,202, based on 4,256 commercial accessions delivered, while during the year ended December 31, 2018 it was approximately $982, based on 3,097 commercial accessions delivered.

The following table sets forth certain information regarding commercial accessions received during the years ended December 31, 2018 and 2019, as follows:

	Year ended December 31,		Change
	2018	2019	# / $	%
# Commercial accessions received	3,273	4,425	1,152	35%
$ Value estimated per commercial accession received *	$1,197	$1,248	$51	4%

*Commercial value per accession received is reflected as expected reimbursement (gross billed less contractual allowance).

Additionally, there was a $14,000 increase in development services revenues during the year ended December 31, 2019 as compared to the prior year, which was primarily related to an increase in values per development services accessions delivered, as follows:

	Year ended December 31,		Change
	2018	2019	#	%
# Development services cases delivered	620	509	(111)	(18%)
$ Value estimated per development services accession Delivered	$321	$361	$40	12%

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $10,978,000 for the year ended December 31, 2019, compared with approximately $10,052,000 for the year ended December 31, 2018 as we continued to leverage the fixed components of our costs.  As a result, cost of revenues as a percentage of net revenues decreased by 110.7% for the year ended December 31, 2019 as compared to the prior year. Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, shipping and other direct costs, as well as equipment depreciation and software amortization expenses.

Research and Development Expenses. Research and development expenses were approximately $4,697,000 for the year ended December 31, 2019, compared with approximately $4,469,000 for the year ended December 31, 2018, an increase of $228,000, or 5%. The increase was primarily attributable to development and validation costs related to additional tests. Research and development expenses are comprised of, but not limited to, personnel costs, material, shipping and other direct costs, computer and laboratory equipment maintenance and facility related costs.

General and Administrative Expenses. General and administrative expenses were approximately $6,970,000 for the year ended December 31, 2019, compared with approximately $7,074,000 for the year ended December 31, 2018, a decrease of $104,000, or 1%, resulting from cost savings efforts. The decrease was primarily attributable to a lower consulting, outside service and legal and patent costs compared to the prior year. General and administrative expenses are comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $5,941,000 for the year ended December 31, 2019 compared with approximately $5,915,000 for the year ended December 31, 2018, an increase of $26,000. The increase was primarily attributable to higher volume and revenues during the period. Sales and marketing expenses are comprised of, but not limited to, personnel costs, trade show and other marketing related expenses, as well as office and other costs.

Interest Expenses.  Interest expenses were $250,000 for the year ended December 31, 2019, compared to $310,000 for the year ended December 31, 2018, representing a reduction of $60,000 or 19%.  This was primarily the result of the Oxford term loan having been paid off mid-year 2018.

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

We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future, however, we believe ownership changes likely occurred in each year from 2015 through 2019. As a result, we have estimated that the use of our net operating loss and research and development tax credit carryforwards that can be used in the future remain fully offset by a valuation allowance to reduce the net asset to zero.

Inflation

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented.

Liquidity and Capital Resources

We are actively working to improve our financial position and enable the growth of our business, by raising new capital and generating revenues.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	For the year ended December 31,
	2018	2019
(dollars in thousands)
Cash provided by/(used in):
Operating activities	$(22,355)	$(23,049)
Investing activities	(145)	(734)
Financing activities	23,777	29,661
Net increase/(decrease) in cash	$1,277	$5,878

Cash Used in Operating Activities. Net cash used in operating activities was $23.0 million for the year ended December 31, 2019, compared to net cash used in operating activities of $22.4 million for the year ended December 31, 2018. The net increase of $694,000 in cash used was primarily related to an increase in our accounts receivable balance of approximately $1.6 million. During the year ended December 31, 2019 we recorded a non-cash warrant inducement expense of $1.8 million related to the May 2019 warrant inducement transaction.

Cash Used in Investing Activities. Net cash used in investing activities of approximately $734,000 and $145,000 during the years ended December 31, 2019 and 2018, respectively, was related to purchases of fixed assets.

Cash Provided by Financing Activities. Net cash provided by financing activities was $29.7 million for the year ended December 31, 2019, compared to net cash provided by financing activities of $23.8 million for the year ended December 31, 2018. Our primary sources of cash from financing activities during the year ended December 31, 2019 consisted of $2.0 million in net proceeds from our offering of common stock in January 2019, $6.6 million in net proceeds from our sale of common stock and warrants in February 2019, $0.6 million in net proceeds from the exercise of the placement agent’s overallotment option from the January 2019 transaction, $7.6 million in net proceeds from our sale of common stock and warrants in March 2019, $4.9 million in proceeds from exercise of common stock warrants, and $9.0 million in net proceeds from our December 2019 financing transaction. Our primary sources of cash from financing activities during the year ended December 31, 2018 consisted of $13.3 million, $10.1 million and $2.2 million in net proceeds from our offerings in January, August and September 2018, respectively, which were partially offset by $1.9 million of principal payments made on indebtedness.

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

On January 18, 2019, we completed an offering of 990,000 shares of our common stock at a purchase price of $2.25 per share raising net proceeds of approximately $2.0 million.  On February 12, 2019, we completed an offering of 6,250,000 shares of our common stock and warrants at a combined offering price of $1.20 per unit, raising approximately $6.6 million, and on March 11, 2019, the underwriters exercised their overallotment option under the February 2019 transaction and purchased 538,867 shares from us for total proceeds of $601,000.  In addition, on March 19, 2019, we completed an offering of 5,950,000 shares of common stock and warrants at an offering price of $1.37 per share raising approximately $7.6 million in net proceeds.  In May 2019, investors exercised warrants for 4.1 million shares of common stock at exercise prices ranging from $1.20 to $1.25 per share resulting in net cash proceeds to the Company totaling $4.8 million.  Approximately 2.1 million shares of the warrants exercised was pursuant to a warrant inducement transaction raising approximately $2.3 million of net proceeds of the total $4.8 million raised. On December 9, 2019, we completed an underwritten offering of 19.2 million shares of our common stock, prefunded warrants to purchase 5.4 million shares of our common stock, and 24.6 million warrants to purchase our common stock at a combined purchase price of $0.405 per share, raising approximately $9.0 million in net proceeds.

As of December 31, 2019, our cash totaled $9.3 million, and our outstanding net indebtedness totaled $1.7 million. While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We have determined that there is substantial doubt about our ability to continue as a going concern for the one-year period following the date that our financial statements for the year ended December 31, 2019 were issued, and we expect that we will need additional financing to execute on our current or future business strategies beyond the end of 2020.

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

Item 8. Financial Statements and Supplementary Data

Biocept, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Biocept, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Biocept, Inc. (“Company”) as of December 31, 2019 and 2018, and the related statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes  (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Adoption of New Accounting Standard

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for leases as a result of the adoption of Accounting Standards Codification Topic 842, Leases, effective January 1, 2019, under the modified retrospective method.

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

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 27, 2020

Biocept, Inc.

Balance Sheets

	December 31,	December 31,
	2018	2019
Current assets:
Cash	$3,423,373	$9,301,406
Accounts receivable, net	1,574,325	3,527,078
Inventories, net	587,222	767,986
Prepaid expenses and other current assets	425,961	296,127
Total current assets	6,010,881	13,892,597
Fixed assets, net	2,739,422	1,504,330
Lease right-of-use assets - operating	—	729,330
Lease right-of-use assets - finance	—	1,606,387
Total assets	$8,750,303	$17,732,644
Current liabilities:
Accounts payable	$2,039,718	$2,011,827
Accrued liabilities	1,928,393	1,980,204
Current portion of equipment financings	641,536	—
Current portion of lease liabilities - operating	—	842,452
Current portion of lease liabilities - finance	—	724,329
Total current liabilities	4,609,647	5,558,812
Non-current portion of equipment financings	985,015	—
Non-current portion of lease liabilities - finance	—	973,189
Non-current portion of deferred rent	113,122	—
Total liabilities	5,707,784	6,532,001
Commitments and contingencies (see Note 16)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 4,417 shares and 2,133 shares issued and outstanding at December 31, 2018 and 2019, respectively.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 4,629,174 shares issued and outstanding at December 31, 2018; 54,738,485 shares issued and outstanding at December 31, 2019.	463	5,474
Additional paid-in capital	223,499,634	256,912,358
Accumulated deficit	(220,457,578)	(245,717,189)
Total shareholders’ equity	3,042,519	11,200,643
Total liabilities and shareholders’ equity	$8,750,303	$17,732,644

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.

Statements of Operations and Comprehensive Loss

	For the years ended December 31,
	2018	2019
Net revenues	$3,250,298	$5,528,566
Costs and expenses:
Cost of revenues	10,051,735	10,977,520
Research and development expenses	4,468,572	4,697,022
General and administrative expenses	7,074,024	6,970,120
Sales and marketing expenses	5,914,706	5,940,843
Total costs and expenses	27,509,037	28,585,505
Loss from operations	(24,258,739)	(23,056,939)
Other income/(expense):
Interest expense, net	(310,976)	(249,984)
Warrant inducement expense	—	(1,831,116)
Total other income/(expense):	(310,976)	(2,081,100)
Loss before income taxes	(24,569,715)	(25,138,039)
Income tax expense	(1,886)	—
Net loss and comprehensive loss	$(24,571,601)	$(25,138,039)
Deemed dividend related to warrants down round provision	(636,370)	(121,572)
Net loss attributable to common shareholders	$(25,207,971)	$(25,259,611)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	2,798,243	20,660,894
Diluted	2,798,243	20,660,894
Net loss per common share:
Basic	$(9.01)	$(1.22)
Diluted	$(9.01)	$(1.22)

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.

Statements of Shareholders’ Equity

	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2017	1,181,179	118	—	—	196,545,523	(195,249,607)	1,296,034
Stock-based compensation expense	—	—	—	—	623,412	—	623,412
Shares issued for restricted stock units	5,833	1	—	—	(1)	—	—
Shares issued upon exercise of pre-funded common stock warrants	120,000	12	—	—	1,188	—	1,200
Deemed dividends related warrants downround provision	—	—	—	—	636,370	(636,370)	—
Shares and warrants issued for January 2018 financing transaction, net of issuance costs	1,095,153	110	—	—	13,342,709	—	13,342,819
Shares and warrants issued for August 2018 rights offering, net of issuance costs	—	—	11,587	1	10,097,861	—	10,097,862
Shares and warrants issued for September 2018 registered direct offering, net of issuance costs	642,438	64	—	—	2,252,729	—	2,252,793
Shares issued upon conversion of preferred stock	1,584,571	158	(7,170)	(1)	(157)	—	—
Net loss	—	—	—	—	—	(24,571,601)	(24,571,601)
Balance at December 31, 2018	4,629,174	463	4,417	—	223,499,634	(220,457,578)	3,042,519
Stock-based compensation expense	—	—	—	—	869,579	—	869,579
Shares issued upon exercise of common stock warrants	4,155,430	416	—	—	4,850,055	—	4,850,471
Shares issued upon cashless exercise of common stock warrants	7,120,250	712	—	—	(712)	—	—
Shares issued upon exercise of pre-funded common stock warrants	5,400,000	540	—	—	53,460	—	54,000
Deemed dividends related warrants downround provision	—	—	—	—	121,572	(121,572)	—
Shares issued for January 2019 financing transaction, net of issuance costs	990,000	99	—	—	2,032,212	—	2,032,311
Shares and warrants issued for February 2019 financing, net of issuance costs	6,250,000	625	—	—	6,602,110	—	6,602,735
Shares issued for January 2019 financing transaction overallotment, net of issuance costs	538,867	54	—	—	592,252	—	592,306
Shares and warrants issued for March 2019 financing transaction, net of issuance costs	5,950,000	595	—	—	7,553,198	—	7,553,793
Shares and warrants issued for December 2019 underwritten offering, net of issuance costs	19,200,000	1,920	—	—	8,907,932	—	8,909,852
Warrant inducement expense	—	—	—	—	1,831,116	—	1,831,116
Shares issued upon conversion of preferred stock	504,764	50	(2,284)	—	(50)	—	—
Net loss	—	—	—	—	—	(25,138,039)	(25,138,039)
Balance at December 31, 2019	54,738,485	$5,474	2,133	$—	$256,912,358	$(245,717,189)	$11,200,643

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.

Statements of Cash Flows

	For the years ended December 31,
	2018	2019
Cash Flows from Operating Activities
Net loss	$(24,571,601)	$(25,138,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	800,905	931,655
Amortization of right-of-use assets	—	(158,341)
Inventory reserve	(38,499)	14,167
Stock-based compensation	623,412	869,579
Non-cash interest expense related to credit facility and other financing activities	29,426	—
Warrant inducement expense	—	1,831,116
Increase/(decrease) in cash resulting from changes in:
Accounts receivable, net	(380,899)	(1,952,753)
Inventory	(50,021)	(194,928)
Prepaid expenses and other current assets	488,505	523,293
Accounts payable	601,872	14,838
Accrued liabilities	460,972	210,152
Accrued interest	(202,609)	—
Deferred rent	(116,681)	—
Net cash used in operating activities	(22,355,218)	(23,049,261)
Cash Flows from Investing Activities:
Purchases of fixed assets	(145,253)	(735,300)
Net cash used in investing activities	(145,253)	(735,300)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	25,693,474	25,744,997
Proceeds from exercise of common stock warrants	1,200	2,513,173
Proceeds from warrant exercise inducement	—	2,337,298
Payments on finance leases	(160,381)	(539,415)
Payments on supplier and other third-party financings	(559,092)	(393,459)
Payments on credit facility	(1,197,968)	—
Net cash provided by financing activities	23,777,233	29,662,594
Net increase in Cash	1,276,762	5,878,033
Cash at Beginning of Period	2,146,611	3,423,373
Cash at End of Period	$3,423,373	$9,301,406
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$605,485	$249,984
Income taxes	$4,517	$—

The accompanying notes are an integral part of these financial statements.

Non-cash Investing and Financing Activities:

During the years ended December 31, 2018 and 2019, Biocept, Inc., or the Company, financed insurance premiums of approximately $488,000 and $393,000, respectively, through third-party financings (see Note 9). During the year ended December 31, 2018, the Company cancelled insurance premiums previously financed through third parties with no remaining principal balance outstanding at year end.

Fixed assets purchased totaling approximately $279,000 and $632,000 during the years ended December 31, 2018 and 2019, respectively, were recorded as finance lease obligations and were excluded from cash purchases in the Company’s statements of cash flows (see Note 8).

The amount of unpaid fixed asset purchases excluded from cash purchases in the Company’s statements of cash flows decreased from approximately $25,000 at December 31, 2018 to $32,000 at December 31, 2019.

An offering of 1,095,153 shares of the Company’s common stock and warrants to purchase up to an aggregate of 1,095,153 shares of its common stock at a combined offering price of $13.50 per unit occurred on January 30, 2018. As of December 31, 2019, all warrants sold in this offering have an exercise price of $0.405 per share, subject to down round adjustment, are exercisable immediately and expire five years from the date of issuance. The estimated aggregate grant date fair value on a relative fair value basis was approximately $9.7 million associated with these warrants was recorded as an offset to additional paid-in capital (see Note 4). Additionally, approximately $1.4 million of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance.

A rights offering for the Company’s Series A preferred stock and warrants was completed on August 13, 2018. Pursuant to the rights offering the Company sold 11,587 units consisting of an aggregate of 11,587 shares of Series A Preferred Stock and 2,549,140 warrants, with each warrant exercisable for one share of Common Stock at an exercise price of $4.53 per share. The gross amount raised in the rights offering was $11.6 million. All warrants sold in this offering have an exercise price of $4.53 per share, are exercisable immediately and expire five years from the date of issuance. The estimated aggregate grant date fair value on a relative fair value basis of approximately $8.4 million was recorded as an offset to additional paid-in capital (see Note 4). Additionally, approximately $1.4 million of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance. During the years ended December 31, 2018 and 2019, 7,170 and 2,284 shares of Series A Preferred Stock were converted into 1,584,571 and 504,764 shares of common stock, respectively.

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

On February 12, 2019, the Company received net cash proceeds of approximately $6.6 million as a result of the closing of a follow-on public offering of 6,250,000 shares of its common stock and warrants to purchase up to an aggregate of 6,250,000 shares of its common stock at a combined offering price of $1.20 per unit. All warrants sold in this offering have an exercise price of $1.20 per share, are exercisable immediately and expire five years from the date of issuance. In addition, the Company sold warrants to purchase up to an aggregate of 937,500 shares of the Company’s common stock in connection with the partial exercise of the over-allotment option granted to the underwriters. Upon closing of the transaction, warrants to purchase 915,000 shares were issued pursuant to the placement agents’ partial exercise of their overallotment.  The estimated aggregate grant date fair value on a relative fair value basis of approximately $6.8 million associated with these warrants was recorded as an offset to additional paid-in capital (see Note 4).

Pursuant to the down round adjustment feature of the January 2018 warrants, the exercise price of these warrants was adjusted to the $1.20 offering price per share in the February 2019 financing transaction, and to the $0.405 offering price in the December 2019 financing transaction, and it resulted in recording a deemed dividend of $122,000.

On March 19, 2019, the Company received net cash proceeds of approximately $7.6 million as a result of completing a registered direct offering of 5,950,000 shares at a negotiated purchase price of $1.37 per share. In addition, in a concurrent private placement, the Company issued to purchasers a warrant to purchase one share of the Company’s common stock for each share purchased for cash in the offering.  All warrants issued in this offering have an exercise price of $1.25 per share, are exercisable immediately upon issuance and expire 5.5 years following the date of issuance. The estimated aggregate grant date fair value on a relative fair value basis of approximately $6.0 million associated with these warrants was recorded as an offset to additional paid-in capital (see Note 4).

On December 11, 2019, the Company received net cash proceeds of approximately $8.9 million as a result of closing an underwritten public offering of 19,200,000 shares of common stock, pre-funded warrants to purchase 5,400,000 shares of common stock, and warrants to purchase up to an aggregate of 24,600,000 shares of common stock at a combined offering price of $0.405 per unit. The pre-funded warrants were sold at a purchase price of $0.395 per pre-funded warrant which represents the per share purchase price for the shares less the $0.01 per share exercise price for each such pre-funded warrant. Warrants sold in this offering have an exercise price of $0.405 per share, are exercisable immediately and expire five years from the date of issuance. The Company granted the underwriters an option to purchase up to 3,690,000 shares of common stock and/or common warrants to purchase up to 3,690,000 shares of common stock of which 1,925,000 warrants were issued to underwriters upon close of the transaction.  The estimated aggregate grant date fair value on a relative fair value basis of approximately $6.4 million associated with these warrants was recorded as an offset to additional paid-in capital (see Note 4). Additionally, approximately $998,000 of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance.

The accompanying notes are an integral part of these financial statements.

BIOCEPT, INC.

NOTES TO FINANCIAL STATEMENTS

1. The Company and Business Activities

The Company was founded in California in May 1997 and is an early stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or liquid biopsy. The Company’s current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy at diagnosis, progression or for monitoring in order to identify specific resistance mechanisms. Sometimes traditional procedures, such as surgical tissue biopsies, result in tumor tissue that is insufficient and/or unable to provide the molecular subtype information necessary for clinical decisions. The Company’s assays, performed on blood, have the potential to provide more contemporaneous information on the characteristics of a patient’s disease when compared with tissue biopsy and radiographic imaging. Additionally, commencing in October 2017, the Company’s pathology partnership program, branded as Empower TC TM, provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results and is available to pathology practices and hospital systems throughout the United States. Further, sales to laboratory supply distributors of the Company’s proprietary blood collection tubes commenced in June 2018, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world.

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

2. Liquidity and Going Concern Uncertainty

As of December 31, 2019, cash totaled $9.3 million and the Company had an accumulated deficit of $245.7 million. For the years ended December 31, 2018 and 2019, the Company incurred net losses of $24.6 million and $25.1 million, respectively, and had negative cash flows from operations of $22.4 million and $23.0 million, respectively.  At December 31, 2019, the Company had aggregate net interest-bearing indebtedness of $1.7 million of which $724,000 was due within one year, in addition to approximately $2.8 million of other non-interest-bearing current liabilities.  The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. The accompanying financial statements and notes do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

While the Company is currently in the commercialization stage of operations, the Company has not yet achieved profitability and anticipates that it will continue to incur net losses and negative cash flows from operations for the foreseeable future. Historically, the Company’s principal sources of cash have included proceeds from the issuance of common and preferred stock, proceeds from the exercise of warrants to purchase common stock, proceeds from the issuance of debt, and revenues from laboratory services. The Company’s principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. The Company expects that the principal uses of cash in the future will be for continuing operations, hiring of sales and marketing personnel and increased sales and marketing activities, funding of research and development, capital expenditures, and general working capital requirements which are expected to be consistent with prior years. The Company expects that, as revenues grow, sales and marketing and research and development expenses will continue to grow, albeit at a slower rate and, as a result, the Company will need to generate significant growth in net revenues to achieve and sustain income from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide.  In addition, as we are located in California, we are currently under a shelter in place mandate and many of our clients worldwide are similarly impacted.  As a healthcare provider, we are allowed to remain open in compliance with the shelter in place mandate and continue to provide critical information for patients diagnosed with cancer. However, the global outbreak of the COVID-19 coronavirus continues to rapidly evolve, and the extent to which the COVID-19 coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  While we are still receiving specimens from clients on a daily basis, we anticipate a potential slowdown in volume as many clinic visits are being re-scheduled and delayed.  We are continuing to vigilantly monitor the situation with our primary focus on the health and safety of our employees and clients.

In February 2020, the Company received net proceeds of approximately $2.2 million related to the February 2020 Warrant Exercise Inducement offering as well as an additional $700,000 from the underwriter exercising its overallotment warrants from the December 2019 underwritten financing transaction.  In addition, as inducement for these exercises, the Company issued 6,927,258 warrants to purchase shares of common stock at $0.3495 per share.  The warrants are exercisable on the six-month anniversary of issuance and expire in five years from the date first exercisable.

On March 2, 2020, the Company received net cash proceeds of approximately $8.5 million from a registered direct offering to certain institutional investors of 23,000,000 shares of common stock at a negotiated purchase price of $0.40 per share.

On March 4, 2020, the Company received net cash proceeds of approximately $6.1 million from a registered direct offering to certain institutional investors of 16,000,000 shares of common stock at a negotiated purchase price of $0.41 per share.

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Until the Company can generate significant cash from operations, including assay revenues, management’s plans to obtain such resources for the Company include proceeds from offerings of the Company’s equity securities or debt, or transactions involving product development, technology licensing or collaboration. Management can provide no assurances that any sources of a sufficient amount of financing will be available to the Company on favorable terms, if at all. After considering the factors described above and management’s plans, the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

•

Payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with the Center of Medicare and Medicaid Services, or CMS, and applicable reimbursement contracts established between the Company and payers, unless the patient is a self-pay patient, whereby the Company bills the patient directly after the services are provided.

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

The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more consideration than it originally estimated for a contract with a customer, it will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if the Company subsequently determines that the amount it expects to collect from a customer is less than it originally estimated, it will generally account for the change as a decrease in the estimate of the transaction price as a decrease to revenue, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized. Revenue recognized from changes in transaction prices was not significant during the years ended December 31, 2018 and 2019.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in accounts receivable recorded in the Company’s balance sheets. Generally, billing occurs subsequent to delivery of a patient’s test result to the ordering physician or entity, resulting in an account receivable.

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

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the years ended December 31, 2018 and 2019, disaggregated by source and nature, are as follows:

	For the year ended December 31,
	2018	2019
Net revenues from contracted payers*	$1,348,383	$2,071,961
Net revenues from non-contracted payers	1,693,739	3,044,249
Development services revenues	198,736	212,344
Kits and Blood Collection Tubes (BCT)	9,440	200,012
Total net revenues	$3,250,298	$5,528,566

*Includes Medicare and Medicare Advantage, as reimbursement amounts are fixed.

	For the year ended December 31,
	2018	2019
Net commercial revenues recognized upon delivery	$3,042,122	$5,116,210
Development services revenues recognized upon delivery	198,736	212,344
Kits and Blood Collection Tubes (BCT)	9,440	200,012
Total net revenues	$3,250,298	$5,528,566

The composition of the Company’s gross and net revenues recognized during the years ended December 31, 2018 and 2019 is as follows:

	For the year ended December 31,
	2018	2019
Commercial revenues recognized upon delivery	$12,495,709	$18,895,657
Development services revenues recognized upon delivery	198,736	212,344
Kits and Blood Collection Tubes (BCT)	9,440	200,012
Total gross revenues	12,703,885	19,308,013
Provisions for contractual discounts	(3,937,993)	(3,993,402)
Provisions for aged non-patient receivables	(326,137)	(922,151)
Provisions for estimated patient receivables	(66,470)	(7,342)
Provisions for other payer-specific sales allowances	(5,122,987)	(8,856,552)
Net revenues	$3,250,298	$5,528,566

A summary of activity in the Company’s gross and net accounts receivable balances, as well as corresponding reserves, during the year ended December 31, 2018 and 2019 is as follows:

	Balance at	Amounts	Settlements	Balance at
	December 31,	Recognized	Upon	December 31,
	2017	Upon Delivery	Adjudication	2018
Accounts receivable, gross	$6,937,063	$12,835,371	$(11,889,832)	$7,882,602
Reserve for contractual discounts	(1,974,849)	(3,214,615)	3,011,989	(2,177,475)
Reserve for aged non-patient receivables	(452,088)	(994,542)	880,682	(565,948)
Reserve for estimated patient receivables	(88,120)	(135,955)	208,598	(15,477)
Reserve for other payer-specific sales allowances	(3,228,580)	(5,239,961)	4,919,164	(3,549,377)
Accounts receivable, net	$1,193,426	$3,250,298	$(2,869,399)	$1,574,325

	Balance at	Amounts	Settlements	Balance at
	December 31,	Recognized	Upon	December 31,
	2018	Upon Delivery	Adjudication	2019
Accounts receivable, gross	$7,882,602	$19,001,873	$(10,030,090)	$16,854,385
Reserve for contractual discounts	(2,177,475)	(12,098,297)	10,449,272	(3,826,500)
Reserve for aged non-patient receivables	(565,948)	(287,832)	(646,247)	(1,500,027)
Reserve for estimated patient receivables	(15,477)	(111,572)	121,974	(5,075)
Reserve for other payer-specific sales allowances	(3,549,377)	(975,606)	(3,470,722)	(7,995,705)
Accounts receivable, net	$1,574,325	$5,528,566	$(3,575,813)	$3,527,078

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

The Company's third-party payers that represent more than 10% of total net revenues in any period presented, as well as their related net revenue amount as a percentage of total net revenues, during the years ended December 31, 2018 and 2019 were as follows:

	For the year ended December 31,
	2018	2019
Medicare and Medicare Advantage	39%	38%
Blue Cross Blue Shield	11%	21%
United Healthcare	17%	8%

The Company's third-party payers that represent more than 10% of total net accounts receivable, and their related net accounts receivable balance as a percentage of total net accounts receivable, at December 31, 2018 and 2019 were as follows:

	For the year ended December 31,
	2018	2019
Blue Cross Blue Shield	22%	26%
Medicare and Medicare Advantage	17%	17%
United Healthcare	15%	12%

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

Fixed Assets

Fixed assets consist of machinery and equipment, furniture and fixtures, computer equipment and software, leasehold improvements, financed equipment and construction in-process. Fixed assets are stated at cost less accumulated depreciation and amortization. Additions, improvements, and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the life of the lease or the asset, whichever is shorter. Depreciation and amortization expense for the years ended December 31, 2018 and 2019 was approximately $801,000 and $932,000, respectively.

Upon sale or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation or amortization with any gain or loss recorded to the statement of operations and comprehensive loss.

Fixed assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in the estimates of future cash flows to determine recoverability of these assets. If the assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss. There had been no impairment losses recorded in 2018 and 2019.

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

Research and Development

Research and development costs are expensed as incurred. The amounts expensed in the years ended December 31, 2018 and 2019 were approximately $4,469,000 and $4,697,000, respectively, which includes salaries of research and development personnel.

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

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year operating loss, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of December 31, 2018 and 2019, and therefore has not recognized any income tax benefit or expense in the periods presented.

A tax benefit from uncertain tax positions may be recognized by the Company when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties for income taxes on the balance sheets at December 31, 2018 and 2019, and the Company has not recognized interest and/or penalties in the statements of operations and comprehensive loss for the years ended December 31, 2018 and 2019.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued authoritative guidance, which changes several aspects of the accounting for leases, including the requirement that all leases with durations greater than twelve months be recognized on the balance sheet. The guidance is effective for annual and interim reporting periods in fiscal years beginning after December 15, 2018. Effective January 1, 2019, the Company adopted the guidance and elected the optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The Company also elected the practical expedient package as permitted under the transition guidance. As of January 1, 2019, the Company recorded a right-of-use assets and liabilities upon adoption of the guidance (See Note 7).

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

In February 2018, the FASB issued authoritative guidance allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017. These amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. However, because these amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act of 2017, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. This guidance also requires certain disclosures about stranded tax effects. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance for the fiscal year beginning on January 1, 2019 which did not have a material impact on its financial statements or disclosures because the Company does not currently maintain any stranded tax effects in accumulated other comprehensive income.

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

4. Sales of Equity Securities

On January 30, 2018, the Company received net cash proceeds of approximately $13.3 million as a result of the closing of a follow-on public offering of 1,095,153 shares of its common stock and warrants to purchase up to an aggregate of 1,095,153 shares of its common stock at a combined offering price of $13.50 per unit with $1.4 million of costs directly associated with the offering recorded as an offset to additional paid-in capital under applicable accounting guidance. At December 31, 2019 all warrants sold in this offering have an exercise price of $0.405 per share, which is subject to down round adjustment, are exercisable immediately and expire five years from the date issuance. The aggregate estimated grant date fair value of $9.7 million was recorded as an offset to additional paid-in capital upon the closing of this offering.

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

On March 19, 2019, the Company received net cash proceeds of approximately $7.6 million as a result of completing a registered direct offering of 5,950,000 shares at a negotiated purchase price of $1.37 per share. In addition, in a concurrent private placement, the Company issued to purchasers a warrant to purchase one share of the Company’s common stock for each share purchased for cash in the offering.  All warrants issued in this offering have an exercise price of $1.25 per share, are exercisable immediately upon issuance and expire 5.5 years following the date of issuance.

In May 2019, the Company received cash proceeds of approximately $2.5 million from the exercise of 2,086,479 February 2019 warrants at $1.20 per share.

On May 28, 2019, the Company entered into Warrant Exercise Agreements, or the Exercise Agreements, with certain of the holders of its existing warrants, or the Exercising Holders. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holders would cash exercise up to 20% of their Existing Warrants, or the Investor Warrants, into shares of common stock underlying such Existing Warrants, or the Exercised Shares. In order to induce the Exercising Holders to cash exercise the Investor Warrants, the Exercise Agreements provided for the issuance of new warrants, or the New Warrants, with such New Warrants to be issued in an amount equal to 75% of the number of Exercised Shares underlying any Investor Warrants that was cash exercised by July 15, 2019. The New Warrants were exercisable upon issuance and terminate on the date that is five-years and six-months following the initial exercise date. The New Warrants have an exercise price per share of $1.31.  A total of 2,062,966 Investor Warrants were exercised contemporaneously with the execution of the Exercise Agreements resulting in total proceeds to the Company of $2.3 million, net of investment banking fees. The warrants issued in connection with the Exercise Agreement were considered inducement warrants and are classified in equity. The fair value of the warrants issued was approximately $1.8 million and the fair value of the inducement warrants was expensed as warrant inducement expense in the accompanying statement of operations for the year ended December 31, 2019.

On July 15, 2019, the Company entered into amendments (the “Amendments”) to the Exercise Agreements.  Pursuant to the Amendments, the period during which the Exercising Holders may elect to exercise for cash the Existing Warrants in exchange for new warrants to purchase common stock to be issued in an amount equal to 75% of the number of shares of common stock exercised under the Existing Warrants was extended from July 15, 2019 to July 31, 2019.  There were no additional warrants exercised under the Amendments during the remainder of 2019.

In December 2019, the Company received net cash proceeds from an underwritten offering of approximately $8.9 million from the issuance of 19,200,000 shares of common stock, pre-funded warrants to purchase 5,400,000 shares of common stock, and warrants to purchase an aggregate of 24,600,000 shares of common stock.  Each share was sold together with a common warrant to purchase one share of common stock at a combined price of $0.405 per share of common stock and accompanying warrant. Each pre-funded warrant was sold together with a common warrant to purchase one share of common stock at a combined price of $0.395 per pre-funded warrant and accompanying warrant.  Each prefunded warrant had an exercise price of $0.01 per share and was exercisable immediately upon issuance and expired when exercised in full.  In addition, underwriters were granted an option to purchase up to an additional 3,690,000 shares of common stock and/or common warrants.  Common warrants issued in this offering have an exercise price of $0.405 per share, are exercisable immediately upon issuance and expire 5 years following the date of issuance. In addition, the common warrants have a cashless exercise provision, pursuant to which holders can exercise the warrant without cash payment for 50% of the number of shares of common stock that would issuable upon exercise of the common warrant if such exercise were by means of a cash exercise rather than a cashless exercise.  Pursuant to the cashless exercise provision in the common warrants, 14.2 million common warrants were exercised for 7.1 million shares of common stock as of December 31, 2019.

Pursuant to the down round adjustment feature of the January 2018 warrants, the exercise price of these warrants was adjusted to the $1.20 price per share offering price in the February 2019 financing transaction, and to the $0.405 offering price in the December 2019 financing transaction.

5. Fair Value Measurements

The estimated nonrecurring fair value measurements associated with fixed asset purchases recorded as right-of-use asset finance lease obligations totaling approximately  $632,000 during the year ended December 31, 2019, were calculated as the present value of the lease payments based on contractual payment amounts and estimated market rates.  Upon adoption of guidance in ASC Topic 842 Leases, the estimated fair value of the right-of-use operating lease asset was recorded based on the present value of future lease payments based on contractual payment amounts and estimated market rates in effect.

Other Fair Value Measurement

As of the closing of the Company’s January 30, 2018 offering, the grant date fair value of the warrants issued to purchase up to 1,095,153 shares of common stock was estimated to be approximately $8.82 per share, or a total of approximately $9.7 million was recorded as an offset to additional paid-in capital on a relative fair value basis. The warrants sold in this offering currently have an exercise price of $0.405 per share, which is subject to down round adjustment, and expire five years from the date of issuance. The fair value of the warrants was estimated using a Monte Carlo simulation valuation model using Geometric Brownian Motion, incorporating anticipated future financing events, with the following assumptions:

Beginning stock price	$10.17
Exercise price	$15.00
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.48%
Expected life (in years)	5.00
Expected volatility	99.00%

As of the closing of the Company’s August 13, 2018 rights offering, the grant date fair value of the warrants issued to purchase up to 2,549,140 shares of common stock was estimated to be approximately $3.30 per share, or a total of approximately $8.4 million, was recorded as an offset to additional paid-in capital on a relative fair value basis. The warrants sold in this offering have an exercise price of $4.53 per share and expire five years from the date of issuance. The fair value of the warrants was estimated using a Black-Scholes model, incorporating the following assumptions:

Beginning stock price	$3.89
Exercise price	$4.53
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.75%
Expected life (in years)	5.00
Expected volatility	128.69%

As of the closing of the Company’s September 20, 2018 offering, the grant date fair value of the warrants issued to purchase up to 762,438 shares of common stock was estimated to be approximately $2.57 per share, or a total of approximately $2.0 million was recorded as an offset to additional paid-in capital on a relative fair value basis. The warrants sold in this offering have an exercise price of $3.16 per share, and expire five years from the initial exercise date, which is the six-month anniversary of the date of issuance. The fair value of the warrants was estimated using a Black-Scholes model, incorporating the following assumptions:

Beginning stock price	$2.92
Exercise price	$3.16
Expected dividend yield	0.00%

Discount rate-bond equivalent yield	2.77%
Expected life (in years)	5.50
Expected volatility	130.7%

Also, included in the September 20, 2018 offering the Company issued 120,000 pre-funded warrants.  The pre-funded warrants had an intrinsic value of $350,000, were subsequently fully exercised and are no longer outstanding as of December 31, 2019.

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

As of the closing of the Company’s December 11, 2019 offering, the grant date fair value of the warrants issued to purchase up to 26,527,500 shares of common stock were estimated to be approximately $0.24 per share, or a total of approximately $6.4 million, was recorded as an offset to additional paid-in capital on a relative fair value basis. The warrants sold in this offering are exercisable immediately, have an exercise price of $0.405 per share and expire five years from the date of issuance. The fair value of the warrants was estimated using a Black-Scholes model, incorporating the following assumptions:

Beginning stock price	$0.27
Exercise price	$0.405
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.64%
Expected life (in years)	5.00
Expected volatility	153.7%

Also, included in the December 11, 2019 offering the Company issued 5,400,000 pre-funded warrants.  The pre-funded warrants had an intrinsic value of $1.4 million, were subsequently fully exercised and are no longer outstanding as of December 31, 2019.

6. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	December 31,
	2018	2019
Fixed Assets
Machinery and equipment	$2,818,583	$2,857,538
Furniture and office equipment	157,391	156,987
Computer equipment and software	1,437,408	1,552,891
Leasehold improvements	570,173	570,173
Financed equipment	2,573,955	—
Construction in process	116,640	625,038
	7,674,150	5,762,627
Less accumulated depreciation and amortization	(4,934,728)	(4,258,297)
Total fixed assets, net	$2,739,422	$1,504,330
Accrued Liabilities
Accrued payroll	$255,426	$298,855
Accrued vacation	535,682	622,792
Accrued bonuses	712,574	748,742
Accrued sales commissions	62,767	89,562
Current portion of deferred rent	158,342	—
Accrued other	203,602	220,253
Total accrued liabilities	$1,928,393	$1,980,204

7. April 2014 Credit Facility

On April 30, 2014, the Company received net cash proceeds of approximately $4,898,000 pursuant to the execution of the April 2014 Credit Facility. Upon the entry into the April 2014 Credit Facility, the Company was required to pay the lender a facility fee of $50,000 in conjunction with the funding of the term loan. The April 2014 Credit Facility was secured by substantially all of the Company’s personal property other than its intellectual property. The term loan under the April 2014 Credit Facility bore interest at an annual rate of 7.95%. The Company was required to make interest-only payments on the term loan through August 1, 2015. The outstanding term loan under the April 2014 Credit Facility began amortizing at the end of the applicable interest-only period, with monthly payments of principal and interest being made by the Company to the lender in consecutive monthly installments following such interest-only period. The term loan under the April 2014 Credit Facility matured on July 1, 2018. Under the original terms of the underlying agreement, the Company was also

required to make a final payment to the lender equal to 5.5% of the original principal amount of the term loan funded.   Upon maturity and final payoff of the April 2014 Credit Facility on July 1, 2018, security interest in the Company’s personal property was released by the lender.

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

8. Leases

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

Finance Leases

The Company leases certain laboratory equipment under arrangements previously accounted for as capital leases, classified on the Company’s balance sheet as fixed assets and related lease liabilities and depreciated on a straight-line basis over the lease term. Upon adoption of ASC 842, leased equipment previously classified as fixed assets totaling $1.4 million in net book value were reclassified to lease right-of-use assets in accordance with the guidance.  The equipment under finance leases is depreciated on a straight-line basis over periods ranging from 5 to 7 years. The total gross value of equipment capitalized under such lease financing arrangements was approximately $2,574,000 and $3,125,000 at December 31, 2018 and 2019, respectively. Total accumulated depreciation related to equipment under finance leases was approximately $1,135,000 and $1,606,000 at December 31, 2018 and 2019, respectively, and total depreciation expense was approximately $376,000 and $454,000, at December 31, 2018 and 2019, respectively. Fixed asset purchases totaling approximately $279,000 and $633,000 during the years ended December 31, 2018 and 2019, respectively, were recorded as finance leases.

On January 31, 2019, the Company executed a finance lease commitment with a third-party lender for total amount of approximately $149,000, which was funded by the lender on February 1, 2019. Under the terms of the equipment financing agreement, which was accounted for as a finance lease transaction, the principal balance plus interest for the equipment are to be repaid in full after 36 monthly installments of $5,013 totaling approximately $180,000 through February 2022.

In July 2019, a finance lease commitment was executed with a third-party lender for the total amount of approximately $100,000, which was accounted for as a finance lease transaction with the principal balance plus interest for the equipment to be repaid in full after 48 monthly installments of $2,706 totaling approximately $130,000 through May 2023.

In August 2019, a finance lease commitment was executed with a third-party lender for the total amount of approximately $245,000, which was accounted for as a finance lease transaction with the principal balance plus interest for the equipment to be repaid in full after 36 monthly installments of $8,253 totaling approximately $297,000 through August 2022.

In September 2019, a finance lease commitment was executed with a third-party lender for the total additional amount of approximately $89,000, which was accounted for as a finance lease transaction with the principal balance plus interest for the equipment to be repaid in full after 60 monthly installments of $1,770 totaling approximately $106,000 through September 2024.

In December 2019, two finance lease commitments were executed with third-party lenders. The first with a total principal of $28,000, 60-month term and $597 monthly payments totaling approximately $36,000 over the lease term.  The second finance lease had a total principal of $22,000, 48-month lease term and $563 monthly payments totaling approximately $27,000 over the lease term. Both of these transactions were accounted for as finance leases.

Operating Lease

The Company leases its primary laboratory and office facilities in San Diego, California.  This lease is classified as an operating lease in accordance with the ASC 842 guidance.  The average monthly cash payment for the operating lease is approximately $120,000 per month, and the lease term ends on July 31, 2020.  The Company recorded a lease right-of-use asset and lease liability of $1,930,000 and $2,201,000, respectively, as of January 1, 2019, based on the present value of payments and an incremental borrowing rate of 4.5%.

In addition, the Company reviews agreements at inception to determine if they include a lease, and when they do, uses its incremental borrowing rate or implicit interest rate to determine the present value of the future lease payments.

The following schedule sets forth the components of right-of-use lease assets as of December 31, 2018 and 2019 as follows:

	December 31,	December 31,
	2018	2019
Lease right-of-use assets:
Operating	$—	$729,330
Finance	—	1,606,387
Total	$—	$2,335,717

The following schedule sets forth the current portion of operating and finance lease liabilities as of December 31, 2018 and 2019:

	December 31,	December 31,
	2018	2019
Current portion of lease liability:
Operating	$—	$842,452
Finance	—	724,329
Total	$—	$1,566,781

The following schedule sets forth the long-term portion of operating and finance lease liabilities as of December 31, 2018 and 2019:

	December 31,	December 31,
	2018	2019
Long-term portion of lease liability:
Operating	$—	$—
Finance	—	973,189
Total	$—	$973,189

The following schedule represents the components of lease expense for the years ended December 31, 2018 and 2019:

	For the years ended December 31,
	2018	2019
Lease cost
Finance lease cost
Amortization of right-of-use assets	$—	$470,486
Interest on lease liabilities	—	249,984
Operating lease cost	—	1,272,024
Total	$—	$1,992,494

The following schedule sets forth the remaining future minimum lease payments outstanding under finance and operating leases, as well as corresponding remaining sales tax and maintenance obligation payments that are expensed as incurred and due within each respective year ending December 31, as well as the present value of the total amount of the remaining minimum lease payments, as of December 31, 2019:

	Finance		Operating
	Minimum	Maintenance and	Minimum
	Lease	Sales Tax Obligation	Lease
	Payments	Payments	Payments
2020	$779,049	$90,260	$855,136
2021	531,846	69,053	—
2022	408,396	57,499	—
2023	284,380	58,098	—
Thereafter	69,674	9,536	—
Total payments	2,073,345	284,446	855,136
Less amount representing interest	(375,827)	—	(12,684)
Present value of payments	$1,697,518	$284,446	$842,452

The following schedule sets forth supplemental cash flow information related to operating and finance leases as of December 31, 2019:

For the year ended December 31, 2019
Other information
Operating cash flows from finance leases	$249,984
Operating cash flows from operating leases	$1,430,366
Financing cash flows from finance leases	$539,415

The aggregate weighted average remaining lease term was 3.02 years on finance leases and 0.59 years on operating leases as of December 31, 2019.  The aggregate weighted average discount rate was 21.93% on finance leases and 4.5% on operating leases as of December 31, 2019.

9. Supplier Financings

In 2018 and 2019, the Company obtained third-party financing for certain business insurance premiums. The 2018 and 2019 financings bore interest at rates ranging from 4.40% to 6.20% per annum, and all financings were due within one year.  As of December 31, 2018 and 2019 there were no balances outstanding under this arrangement.

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

At the Company’s annual meeting of stockholders held on June 28, 2018, the Company’s stockholders approved amendments to the 2013 Plan, which included an increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 146,666 shares. At the Company’s annual meeting of stockholders held on June 17, 2019, the Company’s stockholders approved additional amendments to the 2013 Plan including the increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 2,800,000 shares.  As of December 31, 2019, 124,211 shares of the Company’s common stock were authorized exclusively for the issuance of stock awards to employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules.

As of December 31, 2019, under all plans, a total of 3,064,098 non-inducement shares were authorized for issuance, 2,731,962 shares had been issued with 2,615,503 non-inducement stock options and restricted stock units, or RSUs, underlying outstanding awards, and 332,136 non-inducement shares were available for grant. As of December 31, 2019, 118,368 inducement shares had been issued under the 2013 Plan, with 117,534 inducement stock options and RSUs underlying outstanding awards and 0 inducement shares available for grant.

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

The assumptions used in the Black-Scholes pricing model for options granted during the years ended December 31, 2018 and 2019 are as follows:

	2018	2019
Stock and exercise prices	$0.86 - $6.00	$0.29 - $1.03
Expected dividend yield	0.00%	0.00%
Discount rate-bond equivalent yield	2.50% - 3.02%	1.58% - 2.55%
Expected life (in years)	4.00 - 5.96	4.00 - 5.96
Expected volatility	100% - 120%	128% - 156%

Using the assumptions described above, with stock and exercise prices being equal on date of grant, the weighted-average estimated fair value of options granted in 2018 and 2019 were approximately $1.75 and $0.91 per share, respectively.

A summary of stock option activity for the years ended December 31, 2018 and 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2017	81,643	$113.68	8.80
Granted	142,587	$2.20
Exercised	—	—
Cancelled/forfeited/expired	(28,410)	$57.96
Outstanding at December 31, 2018	195,820	$41.41	9.20
Granted	2,676,229	$0.91
Exercised	—	—
Cancelled/forfeited/expired	(140,026)	$3.70
Outstanding at December 31, 2019	2,732,023	$3.66	9.25
Vested and unvested expected to vest, December 31, 2019	2,655,129	$3.74	9.25

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest at December 31, 2018 and 2019 were each zero.

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

A summary of RSU activity during 2018 and 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	12,030	$56.10
Granted	—	$0
Vested and issued	(5,835)	$45.00
Forfeited	(5,835)	$45.00
Outstanding at December 31, 2018	360	$415.80
Granted	—	$—
Vested and issued	—	$—
Forfeited	—	$—
Outstanding at December 31, 2019	360	$415.80
Vested, December 31, 2019	360	$415.80

At December 31, 2019, the intrinsic values of RSUs outstanding was approximately $100. Of the 360 RSUs outstanding at December 31, 2019, all were fully vested.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the statement of operations during the periods presented:

	Years Ended December 31,
	2018	2019
Stock Options
Cost of revenues	$46,708	$77,495
Research and development expenses	133,525	127,844
General and administrative expenses	300,433	517,324
Sales and marketing expenses	78,321	146,916
Total expenses related to stock options	558,987	869,579
RSUs
Cost of revenues	(18,802)	—
Research and development expenses	13,576	—
General and administrative expenses	54,302	—
Sales and marketing expenses	15,349	—
Total stock-based compensation	$623,412	$869,579

Stock-based compensation expense was recorded net of estimated forfeitures of 0% - 8% per annum during the years ended December 31, 2018 and 2019. As of December 31, 2019, total unrecognized share-based compensation expense related to unvested stock options and RSUs, adjusted for estimated forfeitures, was approximately $2,222,000, and such amount is expected to be recognized over a weighted-average period of approximately 3.11 years.

11. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity, for warrants other than those underlying unexercised overallotment option warrants, during 2018 and 2019 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2017	288,196	$78.86	4.0
Issued	4,526,731	$3.85
Exercised	(120,000)	$0.01
Expired	—	$—
Outstanding at December 31, 2018	4,694,927	$8.55	4.4
Issued	41,189,726	$0.70
Exercised	(18,395,930)	$1.20
Expired	(4,474)	$953.06
Outstanding at December 31, 2019	27,484,249	$1.86	4.6

All warrants outstanding at December 31, 2019 are exercisable and all warrants outstanding at December 31, 2018 were exercisable, except for the 762,438 warrants issued on September 24, 2018, which were first exercisable on March 24, 2019 and expire on March 24, 2024.

Warrants issued in the February 2019 financing transaction have an expiration date of February 12, 2024, warrants issued in the March 2019 transaction have an expiration date of September 19, 2024, warrants issued in the May 2019 inducement offering have an expiration date of July 10, 2025, and warrants issued in the December 2019 have an expiration date of December 11, 2024.

Included in the September 20, 2018 financing transaction the Company issued 120,000 pre-funded warrants to investors.  These pre-funded warrants had an intrinsic value of $350,000, were subsequently fully exercised and are no longer outstanding as of December 31, 2019.  In addition, included in the December 11, 2019 financing transaction the Company issued 5,400,000 pre-funded warrants.  The pre-funded warrants had an intrinsic value of $1.4 million, were subsequently fully exercised and are no longer outstanding as of December 31, 2019.

The intrinsic value of equity-classified common stock warrants outstanding at December 31, 2018 and 2019 was zero.

On January 30, 2018, the Company issued warrants to purchase up to an aggregate of 1,095,153 shares of its common stock, which had an exercise price of $15.00 per share, subject to down round adjustment, are exercisable immediately and expire five years from the date of issuance.  As a result of the down round adjustment feature of these warrants, these warrants have a current exercise price of $0.405 per share as of December 31, 2019.

12. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the years ended December 31, 2018 and 2019, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the years ended
	December 31,
	2018	2019
Preferred warrants outstanding (number of common stock equivalents)	17	—
Common warrants outstanding	4,694,927	27,484,249
RSUs outstanding	360	360
Convertible preferred stock outstanding (number of common stock equivalents)	976,157	471,393
Common options outstanding	195,820	2,732,023
Total anti-dilutive common share equivalents	5,867,281	30,688,025

13. 401(k) Plan

The Company sponsors a 401(k) savings plan for all eligible employees. The Company may make discretionary matching contributions to the plan to be allocated to employee accounts based upon employee deferrals and compensation. During the years ended December 31, 2018 and 2019, the Company made $215,000 and approximately $228,000, respectively, in matching contributions into the savings plan.

14. Income Taxes

On December 22, 2017, the President of the United States signed into law legislation, informally titled the Tax Cuts and Jobs Act of 2017, that significantly revises the Internal Revenue Code of 1986, as amended, or the Code. The Act amends the Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction was effective on January 1, 2018. As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by approximately $2.6 million. Due to the Company's full valuation allowance position, the Company has also reduced the valuation allowance by the same amount.

As of December 31, 2019, the Company completed its accounting for the tax effects of the enactment of the Tax Cuts and Jobs Act of 2017 which resulted in immaterial adjustments to provisional estimates, offset by a full valuation allowance.

For the years ended December 31, 2018 and 2019, the provision for income taxes was calculated as follows:

	For the years ended December 31,
	2018	2019
Current:
Federal	$—	$—
State	1,886	—
Total	1,886	—
Deferred
Federal	—	—
State	—	—
Total	—	—
Provision for income tax	$1,886	$—

The following table reconciles income taxes computed at the federal statutory rate and the Company’s provision for income taxes:

	For the years ended December 31,
	2018	2019
Income tax at statutory rate	$(5,159,881)	$(5,278,232)
Change in federal tax rate	—	—
State liability	(670,015)	(764,997)
Permanent items	118,959	103,617
Stock compensation	11,128	174,128
Warrant inducement	—	384,534
Expiration of net operating losses	—	35,487
Research and development credit	(272,314)	(359,765)
State rate change	(132,855)	388
Estimated section 382 limitation	—	325,046
Return to provision	8,386	(4,296)
Other	19,420	(83,353)
Valuation allowance	6,079,058	5,467,443
Provision for income tax	$1,886	$—

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax assets consisted primarily of the income tax benefits from estimated net operating loss carryforwards, deferred rent, and estimated research and development credits. Valuation allowances have been recorded to fully offset deferred tax assets at December 31, 2018 and 2019, as it is more likely than not that the assets will not be utilized.

At December 31, 2019, the Company had estimated federal net operating loss carryforwards of approximately $54.9 million   with $41.0 million net operating losses generated after December 31, 2017 carrying forward indefinitely and total estimated net operating loss carryforwards of approximately $13.9 million which will begin to expire in 2020 and may generally be used to offset up to 80% of future taxable income. The Company has additional state net operating losses of $24.9 million, which will begin to expire in 2020. Additionally, at December 31, 2019, the Company had estimated research and development tax credits of approximately $366,000 and $3,738,000 for federal and California purposes, respectively. The estimated federal research and development tax credits will begin to expire in 2020. The California research and development tax credits do not expire.

For the taxable years ended December 31, 2018 and 2019, the Company has evaluated the various tax positions reflected in its income tax returns for both federal and state jurisdictions, to determine if the Company has any uncertain tax positions on the historical tax returns. The Company recognizes the impact of an uncertain tax position on an income tax return at the largest amount that the relevant taxing authority is more-likely-than not to sustain upon audit. The Company does not recognize uncertain income tax positions if they have less than 50 percent likelihood of being sustained. Based on this assessment, the Company believes there are no tax positions for which a liability for unrecognized tax benefits should be recorded as of December 31, 2018 or 2019. The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for 2015 and before, state and local income tax examinations 2014 and before. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward and make adjustments up to the amount of the net operating loss carryforward amount. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate. The Company is currently not under examination by any taxing authorities and does not believe its unrecognized tax benefits will significantly change in the next twelve months.

The tax effects of carryforwards and other temporary differences that give rise to deferred tax assets consist of the following:

	For the year ended December 31,
	2018	2019
Estimated net operating loss carryforward	$9,229,174	$13,118,923
Estimated research and development credits	2,958,710	3,318,475
Accruals and other	2,864,028	4,536,147
Deferred rent	64,628	—
Operating lease liability	—	205,542
	15,116,540	21,179,087

Right-of-use asset	—	(569,870)
Gross deferred tax liabilities	—	(569,870)

Less valuation allowance	(15,116,540)	(20,609,217)
Net deferred tax assets	$—	$—

Utilization of the estimated domestic net operating loss and research and development tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Sections 382 and 383 of the Code, as well as similar state provisions. These ownership changes may limit the amount of estimated net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points by value of the outstanding stock of a company by certain stockholders. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which on its own or combined with the purchasing stockholders’ subsequent disposition of those shares, likely resulted in such an ownership change, or could result in an ownership change in the future.

Upon the occurrence of an ownership change under Sections 382 and 383 of the Code as outlined above, utilization of the estimated net operating loss and research and development credit carryforwards are subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-

term, tax-exempt rate, which could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the estimated net operating loss or research and development tax credit carryforwards before utilization. The Company has not yet completed an analysis to determine whether an ownership change has occurred, however, the Company believes ownership changes likely occurred in each year from 2015 through 2019. As a result, the Company has estimated that the use of its net operating loss carryforwards is limited and has disclosed in the table above only the amounts it estimates could be used in the future, which remain fully offset by a valuation allowance to reduce the net asset to zero.

15. Related Party Transactions

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received payments totaling approximately $19,000 and $26,000 during the years ended December 31, 2018 and 2019, respectively, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement.  On December 11, 2019, the Company entered into a First Amendment to Assignment and Exclusive Cross-License Agreement with Aegea pursuant to which the Company obtained a royalty bearing license for a certain patent.  The Company agreed to pay Aegea, effective January 1, 2019, a royalty of 10% on Biocept’s sale of research use only, or RUO, and import research use only reagents and kits in the field of oncology, where the sample types are tissue, whole blood, bone marrow, cerebrospinal fluid or derivatives of any of the foregoing.  A payment of $12,000 was made in December 2019 related to this arrangement for 2019 year to date activity up to the end of the third quarter of 2019.  In addition, the Company has accrued $7,000 for royalty expenses related to this arrangement as of December 31, 2019, which was paid subsequent to year end.

16. Commitments and Contingencies

Operating Leases

The Company leases office, laboratory, and warehouse space at its San Diego, California facility under a non-cancelable operating lease. The initial lease was for an eight-year term expiring in 2012. In November 2011, the Company extended the lease term through October 31, 2018 and expanded the original premises by 9,849 square feet. Under the amended lease, the landlord delivered the expanded premises in May 2013. In September 2013, the Company extended the lease term through July 31, 2020. See Lease footnote for further detail.

Purchase Commitment

In February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly amounts of $62,500 through May 2020. At December 31, 2019, approximately $91,000 remained outstanding under this purchase commitment.

Financed Equipment Maintenance and Sales Tax Obligations

During the years ended December 31, 2018 and 2019, total expense recorded in the Company’s statement of operations and comprehensive loss for sales tax and maintenance obligations associated with finance lease arrangements was approximately $101,000 and $122,000, respectively. At December 31, 2018 and 2019, approximately $69,000 and $73,000 of such sales tax and maintenance obligations incurred but not paid were recorded in accrued other liabilities in the Company’s balance sheet (see Note 6). Future payments totaling approximately $284,000 for sales tax and maintenance obligations associated with financed equipment were due under equipment financing arrangements at December 31, 2019, which will be expensed as incurred (see Note 8).

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

[1]

Basic and diluted net loss per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net loss per common share.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
December 31, 2019
Balance sheet data:
Cash	$14,762,198	$12,590,597	$6,539,444	$9,301,406
Total assets	21,891,932	19,904,840	14,520,914	17,732,644
Total non-current liabilities	1,452,244	983,419	1,032,243	973,189
Total shareholders’ equity	14,014,084	13,099,551	7,705,458	11,200,643
Statement of operations and comprehensive loss data:
Net revenues	$1,024,239	$1,191,323	$1,529,262	$1,783,742
Cost of revenues	2,599,364	2,673,323	2,832,735	2,872,098
Research and development expenses	1,223,291	1,148,280	1,163,546	1,161,905
General and administrative expenses	1,681,837	1,676,310	1,700,380	1,911,593
Sales and marketing expenses	1,374,560	1,614,732	1,462,335	1,489,216
Loss from operations	(5,854,813)	(5,921,322)	(5,629,734)	(5,651,070)
Net loss	$(5,916,787)	$(7,816,012)	$(5,691,762)	$(5,713,478)
Deemed dividend related to warrants down round provision	(99,743)	—	—	(21,829)
Net loss attributable to common shareholders	$(6,016,530)	$(7,816,012)	$(5,691,762)	$(5,735,307)
Net loss per common share:[1]
Basic	$(0.61)	$(0.38)	$(0.25)	$(0.20)

Diluted	$(0.61)	$(0.38)	$(0.25)	$(0.20)

Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	9,792,093	20,466,224	23,018,235	29,128,632

Diluted	9,792,093	20,466,224	23,018,235	29,128,632

[1]

Basic and diluted net loss per common share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net loss per common share.

18. Subsequent Events

In February 2020, the Company received net proceeds of approximately $2.2 million related to the February 2020 Warrant Exercise Inducement offering as well as an additional $700,000 from the underwriter exercising its overallotment warrants from the December 2019 underwritten financing transaction.  In addition, as inducement for these exercises, the Company issued 6,927,258 warrants to purchase shares of common stock at $0.3495 per share.  The warrants are exercisable on the six-month anniversary of issuance and expire in five years from the date first exercisable.

On March 2, 2020, the Company received net cash proceeds of approximately $8.5 million from a registered direct offering to certain institutional investors of 23,000,000 shares of common stock at a negotiated purchase price of $0.40 per share.

On March 4, 2020, the Company received net cash proceeds of approximately $6.1 million from a registered direct offering to certain institutional investors of 16,000,000 shares of common stock at a negotiated purchase price of $0.41 per share.

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide.  In addition, as we are located in California, we are currently under a shelter in place mandate and many of our clients worldwide are similarly impacted.  As a healthcare provider, we are allowed to remain open in compliance with the shelter in place mandate and continue to provide critical information for patients diagnosed with cancer. However, the global outbreak of the COVID-19 coronavirus continues to rapidly evolve, and the extent to which the COVID-19 coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  While we are still receiving specimens from clients on a daily basis, we anticipate a potential slowdown in volume as many clinic visits are being re-scheduled and delayed.  We are continuing to vigilantly monitor the situation with our primary focus on the health and safety of our employees and clients.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2019, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of such period.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the sections entitled “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2020 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

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
3.6

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 13, 2018).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
4.2	Specimen Common Stock certificate of Biocept, Inc. (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 28, 2017).
4.3	Description of Common Stock.
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

4.7

Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.16 of the Registrant’s Post-Effective Amendment to Registration Statement on Form S-1 (File No. 333-213111), as amended, filed with the SEC on October 14, 2016).

4.8

Form of Common Stock Purchase Warrant issued to the investors under the Securities Purchase Agreement, dated March 28, 2017, by and among Biocept, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 30, 2017).

4.9

Common Stock Purchase Warrant issued by the Registrant in favor of Ally Bridge LB Healthcare Master Fund Limited under the Common Stock and Warrant Purchase Agreement dated August 9, 2017 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 10, 2017).

4.10

Common Stock Purchase Warrant issued in favor of Dawson James Securities, Inc. under the Securities Purchase Agreement dated December 5, 2017 (incorporated by reference to Exhibit 4.18 of the Registrant’s Registration Statement on Form S-1 (File No. 333-221648), as amended, filed with the SEC on January 22, 2018).

4.11

Form of Warrant to Purchase Common Stock issued to the investors under the Securities Purchase Agreement, dated January 26, 2018 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 30, 2018).

4.12

Warrant Agency Agreement dated August 13, 2018 by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 13, 2018).

Exhibit No.	Description of Exhibit
4.13

Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225147), as amended, filed with the SEC on July 11, 2018).

4.14	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2018).
4.15	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2018).
4.16

Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.24 of the Registrant’s Registration Statement on Form S-1 (File No. 333-228566), filed with the SEC on November 28, 2018).

4.17	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.25 of the Registrant’s Registration Statement on Form S-1 (File No. 333-228566), filed with the SEC on November 28, 2018).
4.18	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 18, 2019).
4.19	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 29, 2019).
4.20

Form of Common Stock Warrant (incorporated by reference to Exhibit 4.19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-234459), as amended, filed with the SEC on December 6, 2019).

4.21	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.20 of the Registrant’s Registration Statement on Form S-1 (File No. 333-228566), as amended, filed with the SEC on November 8, 2019).
4.22	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 11, 2019).
4.23	Form of Warrant Amendment (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 9, 2020).
4.24	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 9, 2020).
10.1+	2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).
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

10.7+

Employment Agreement, between the Registrant and Lyle J. Arnold, dated May 2, 2011 (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).

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

10.14+	2014 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2014).
10.15+

First Amendment to Employment Agreement by and between the Registrant and Michael W. Nall, dated November 6, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2015).

10.16+

Employment Agreement between the Registrant and Timothy Kennedy, dated July 25, 2016 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 27, 2016).

10.17+

Second Amendment to Employment Agreement by and between the Registrant and Michael W. Nall dated November 1, 2017 (incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1 (File no. 333-221648), as amended, filed with the SEC on January 22, 2018).

10.18+

Biocept, Inc. Amended and Restated 2013 Equity Incentive Plan, Form of Stock Option Grant Notice, Option Agreement, Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit agreement for use thereunder (incorporated by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8, filed with the SEC on October 19, 2018).

10.19

Form of Securities Purchase Agreement by and between the Registrant and the purchasers party thereto, dated January 18, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 18, 2019).

10.20

Placement Agency Agreement by and among the Registrant and Maxim Group LLC and Dawson James Securities, Inc., dated January 18, 2019 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 18, 2019).

10.21	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 18, 2019).
10.22

Form of Warrant Exercise Agreement, dated May 28, 2019, by and between the Registrant and certain holders of warrants to purchase shares of the Registrant’s common stock (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 29, 2019).

10.23

Form of Amendment to Warrant Exercise Agreement, dated July 15, 2019, by and between the Registrant and certain holders of warrants to purchase shares of the Registrant’s common stock (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 18, 2019).

Exhibit No.	Description of Exhibit
10.24+

Amended and Restated 2013 Equity Incentive Plan, as amended, Form of Stock Option Grant Notice, Option Agreement, Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use thereunder (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 19, 2019).

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

BIOCEPT, INC.

Date: March 27, 2020	By:	/s/ Michael W. Nall
Michael W. Nall
Chief Executive Officer and President

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

Signature	Title	Date

/s/ Michael W. Nall	Chief Executive Officer, President and Director	March 27, 2020
Michael W. Nall	(Principal Executive Officer)

/s/ Timothy C. Kennedy	Chief Financial Officer, Senior Vice President of Operations	March 27, 2020
Timothy C. Kennedy	(Principal Financial Officer and Principal Accounting Officer)

/s/ David F. Hale	Chairman and Director	March 27, 2020
David F. Hale

/s/ Marsha A. Chandler	Director	March 27, 2020
Marsha A. Chandler

/s/ Bruce E. Gerhardt	Director	March 27, 2020
Bruce E. Gerhardt

/s/ Bruce A. Huebner	Director	March 27, 2020
Bruce A. Huebner

/s/ Ivor Royston	Director	March 27, 2020
Ivor Royston

/s/ M. Faye Wilson	Director	March 27, 2020
M. Faye Wilson