Form 10-Q
period 2020-03-31
BIOCEPT INC
filed 2020-05-14
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, there were 131,100,876 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2020

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	March 31,
	2019	2020
		(unaudited)
Current assets:
Cash	$9,301,406	$21,493,192
Accounts receivable, net	3,527,078	3,418,897
Inventories, net	767,986	918,698
Prepaid expenses and other current assets	296,127	429,131
Total current assets	13,892,597	26,259,918
Fixed assets, net	1,504,330	1,463,128
Lease right-of-use assets - operating	729,330	419,461
Lease right-of-use assets - finance	1,606,387	1,669,823
Total assets	$17,732,644	$29,812,330
Current liabilities:
Accounts payable	$2,011,827	$2,407,158
Accrued liabilities	1,980,204	2,365,988
Current portion of lease liabilities - operating	842,452	484,102
Current portion of lease liabilities - finance	724,329	718,480
Supplier financing	—	56,068
Total current liabilities	5,558,812	6,031,796
Non-current portion of lease liabilities - finance	973,189	1,050,429
Total liabilities	6,532,001	7,082,225
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 authorized; 2,133 shares issued and outstanding at December 31, 2019 and March 31, 2020.	—	—
Common stock, $0.0001 par value, 150,000,000 authorized; 54,738,485 issued and outstanding at December 31, 2019; 108,707,392 issued and outstanding at March 31, 2020.	5,474	10,871
Additional paid-in capital	256,912,358	276,780,535
Accumulated deficit	(245,717,189)	(254,061,301)
Total shareholders’ equity	11,200,643	22,730,105
Total liabilities and shareholders’ equity	$17,732,644	$29,812,330

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended March 31,
	2019	2020
Net revenues	$1,024,239	$1,446,549
Costs and expenses:
Cost of revenues	2,599,364	2,946,858
Research and development expenses	1,223,291	1,312,676
General and administrative expenses	1,681,837	1,904,433
Sales and marketing expenses	1,374,560	1,465,115
Total costs and expenses	6,879,052	7,629,082
Loss from operations	(5,854,813)	(6,182,533)
Other expense:
Interest expense	(61,974)	(56,696)
Warrant inducement expense	—	(2,102,109)
Total other expense	(61,974)	(2,158,805)
Loss before income taxes	(5,916,787)	(8,341,338)
Income tax expense	—	—
Net loss and comprehensive loss	$(5,916,787)	$(8,341,338)
Deemed dividend related to warrants down round provision	(99,743)	(2,774)
Net loss attributable to common shareholders	$(6,016,530)	$(8,344,112)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	9,792,093	78,999,924
Diluted	9,792,093	78,999,924
Net loss per common share:
Basic	$(0.61)	$(0.11)
Diluted	$(0.61)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Statement of Shareholders’ Equity

(Unaudited)

For the three months ended March 31, 2019	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2018	4,629,174	$463	4,417	$—	$223,499,634	$(220,457,578)	$3,042,519
Stock-based compensation expense	—	—	—	—	102,459	—	102,459
Shares issued upon exercise of common stock warrants	5,985	1	—	—	4,747	—	4,748
Deemed dividends related to warrants downround provision	—	—	—	—	99,743	(99,743)	—
Shares and warrants issued for January 2019 financing transaction, net of issuance costs	990,000	99	—	—	2,032,212	—	2,032,311
Shares and warrants issued for February 2019 financing transaction, net of issuance costs	6,250,000	625	—	—	6,602,110	—	6,602,735
Shares issued for January 2019 financing transaction overallotment, net of issuance costs	538,867	54	—	—	592,252	—	592,306
Shares and warrants issued for March 2019 financing transaction, net of issuance costs	5,950,000	595	—	—	7,553,198	—	7,553,793
Shares issued upon conversion of preferred stock	503,438	50	(2,278)	—	(50)	—	—
Net loss	—	—	—	—	—	(5,916,787)	(5,916,787)
Balance at March 31, 2019	18,867,464	$1,887	2,139	$—	$240,486,305	$(226,474,108)	$14,014,084

For the three months ended March 31, 2020	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2019	54,738,485	$5,474	2,133	$—	$256,912,358	$(245,717,189)	$11,200,643
Stock-based compensation expense	—	—	—	—	142,964	—	142,964
Shares issued upon exercise of common stock warrants	6,961,407	696	—	—	2,306,012	—	2,306,708
Shares issued upon cashless exercise of common stock warrants	6,080,000	608	—	—	(608)	—	—
Deemed dividends related to warrants downround provision	-	—	—	—	2,774	(2,774)	—
Shares issued for March 2, 2020 financing transaction, net of issuance costs	23,000,000	2,300	—	—	8,563,200	—	8,565,500
Shares issued for March 4, 2020 financing transaction, net of issuance costs	16,000,000	1,600	—	—	6,091,961	—	6,093,561
Shares issued for exercise of December 2019 overallotment warrants, net of issuance costs	1,927,500	193	—	—	659,765	—	659,958
Warrant inducement expense	—	—	—	—	2,102,109	—	2,102,109
Net loss	—	—	—	—	—	(8,341,338)	(8,341,338)
Balance at March 31, 2020	108,707,392	$10,871	2,133	$—	$276,780,535	$(254,061,301)	$22,730,105

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2019	2020
Cash Flows from Operating Activities
Net loss	$(5,916,787)	$(8,341,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	222,128	242,758
Amortization of right-of-use assets	(37,806)	(48,481)
Inventory reserve	531	25,240
Stock-based compensation	102,459	142,964
Warrant inducement expense	—	2,102,109
Increase/(decrease) in cash resulting from changes in:
Accounts receivable, net	(303,536)	108,181
Inventory	9,407	(175,952)
Prepaid expenses and other current assets	155,713	(133,004)
Accounts payable	152,635	412,879
Accrued liabilities	367,744	385,784
Net cash used in operating activities	(5,247,512)	(5,278,860)
Cash Flows from Investing Activities:
Purchases of fixed assets	(32,898)	(18,507)
Net cash used in investing activities	(32,898)	(18,507)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	16,781,145	14,659,061
Proceeds from exercise of common stock warrants	4,748	2,306,708
Payments on finance leases	(166,658)	(136,574)
Proceeds from exercise of overallotment warrants	—	659,958
Net cash provided by financing activities	16,619,235	17,489,153
Net increase in Cash	11,338,825	12,191,786
Cash at Beginning of Period	3,423,373	9,301,406
Cash at End of Period	$14,762,198	$21,493,192
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$61,974	$56,696

Non-cash Investing and Financing Activities:

Fixed assets purchased totaling approximately $149,000 and $208,000 during the three months ended March 31, 2019 and 2020, respectively, were recorded as finance leases and were excluded from cash purchases in the Company’s statements of cash flows (see Note 6).

The amount of unpaid fixed asset purchases excluded from cash purchases in the Company’s statements of cash flows increased from approximately $25,000 at December 31, 2018 to approximately $86,000 at March 31, 2019 and decreased from approximately $32,000 at December 31, 2019 to approximately $17,000 at March 31, 2020.

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

In January 2020, the Company issued an aggregate of 6,927,258 shares of its common stock pursuant to the exercise of certain warrants issued by the Company in February 2019 and March 2019, as part of a warrant repricing and exchange transaction. As part of the warrant repricing and exchange transaction, the Company issued an aggregate of 6,927,258 new warrants in exchange for the exercise of the February 2019 and March 2019 warrants and received net proceeds of approximately $2.3 million. As a result of the warrant repricing, the exercise price of warrants to purchase an aggregate of 896,578 shares of common stock issued by the Company in January 2018 was adjusted from $0.405 to $0.3495 per share.

In January 2020, the Company issued 1,927,500 shares of common stock pursuant to the partial exercise of the underwriters’ overallotment option from the Company’s December 2019 public offering. The net proceeds to the Company from the overallotment closing, was approximately $700,000.

On March 2, 2020, the Company received net cash proceeds of approximately $8.6 million from a registered direct offering to certain institutional investors of 23,000,000 shares of common stock at a negotiated purchase price of $0.40 per share.

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

The unaudited condensed financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission, or SEC, instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed financial statements are unaudited and do not contain all the information required by GAAP to be included in a full set of financial statements. The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited financial statements for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission, or SEC, with our Annual Report on Form 10-K on March 27, 2020 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Significant Accounting Policies

During the three months ended March 31, 2020, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except as described in Recent Accounting Pronouncements below.

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

The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more consideration than it originally estimated for a contract with a customer, it will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if the Company subsequently determines that the amount it expects to collect from a customer is less than it originally estimated, it will generally account for the change as a decrease in the estimate of the transaction price as a decrease to revenue, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized. Revenue recognized from changes in transaction prices was not significant during the three months ended March 31, 2019 and 2020.

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

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the three months ended March 31, 2019 and 2020 disaggregated by source and nature are as follows:

	For the three months ended March 31,
	2019	2020
Net revenues from contracted payers*	$481,420	$500,188
Net revenues from non-contracted payers	495,009	817,413
Development services revenues	42,498	60,329
Kits and Blood Collection Tubes (BCT)	5,312	68,619
Total net revenues	$1,024,239	$1,446,549

*Includes Medicare and Medicare Advantage, as reimbursement amounts are fixed.

	For the three months ended March 31,
	2019	2020
Net commercial revenues recognized upon delivery	$976,429	$1,317,601
Development services revenues recognized upon delivery	42,498	60,329
Kits and Blood Collection Tubes (BCT)	5,312	68,619
Total net revenues	$1,024,239	$1,446,549

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

The Company's third-party payers that represent more than 10% of total net revenues in any period presented, as well as their related net revenue amount as a percentage of total net revenues, during the three months ended March 31, 2019 and 2020 were as follows:

	For the three months ended March 31,
	2019	2020
Medicare and Medicare Advantage	45%	37%
Blue Cross Blue Shield	14%	29%
United Healthcare	12%	6%

The Company's third-party payers that represent more than 10% of total net accounts receivable, and their related net accounts receivable balance as a percentage of total net accounts receivable, at December 31, 2019 and March 31, 2020 were as follows:

	December 31, 2019	March 31, 2020
Blue Cross Blue Shield	26%	27%
Medicare and Medicare Advantage	17%	13%
United Healthcare	12%	10%
Aetna	7%	10%

Recent Accounting Pronouncements

In November 2018, the FASB issued authoritative guidance clarifying the interaction between Collaborative Arrangements (Topic 808) and Revenue from Contracts with Customers (Topic 606) to address diversity in practice related to how companies account for collaborative arrangements. For public companies, this guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Revenue from Contracts with Customers (Topic 606).  The Company adopted this guidance for the fiscal year beginning on January 1, 2020, and determined that the adoption of this guidance does not have a material impact on its financial statements or disclosures.

2. Liquidity and Going Concern Uncertainty

As of March 31, 2020, cash totaled $21.5 million and the Company had an accumulated deficit of $254.1 million. For the year ended December 31, 2019 and the three months ended March 31, 2020, the Company incurred net losses of $25.1 million and $8.3 million, respectively, and had negative cash flows from operations of $5.2 million and $5.3 million, respectively. At March 31, 2020, the Company had aggregate net interest-bearing indebtedness of $1.8 million, of which $718,000 was due within one year, in addition to $2.9 million of other non-interest-bearing current liabilities. While Management believes that, absent the COVID-19 pandemic, based on historical and planned cash usage the Company’s current cash would have supported its operations through most of 2021, due to the uncertainty introduced by the impact of COVID-19 on revenues and cash usage, there is uncertainty as to the period of time for which existing cash can support the Company’s ongoing operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued. The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern. The accompanying financial statements and notes do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On March 11, 2020 the World Health Organization declared the disease caused by the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide.  In addition, as we are located in California, we are currently under a shelter in place mandate and many of our clients worldwide are similarly impacted.  As a healthcare provider, we are allowed to remain open in compliance with the shelter in place mandate and continue to provide critical information for patients diagnosed with cancer. However, the global outbreak of the COVID-19 coronavirus continues to rapidly evolve, and the extent to which the COVID-19 coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. We estimate that the COVID-19 pandemic led to an approximate 15 to 25% decline in commercial volume from current customers, and also impacted opportunities for us to gain new customers with the closing of many physician offices and labs.  We are continuing to vigilantly monitor the situation with our primary focus on the health and safety of our employees and clients.

In January 2020, the Company issued an aggregate of 6,927,258 shares of its common stock pursuant to the exercise of certain warrants issued by the Company in February 2019 and March 2019, as part of a warrant repricing and exchange transaction. As part of the warrant repricing and exchange transaction, the Company issued an aggregate of 6,927,258 new warrants in exchange for the exercise of the February 2019 and March 2019 warrants and received net proceeds of approximately $2.3 million. As a result of the warrant repricing, the exercise price of warrants to purchase an aggregate of 896,578 shares of common stock issued by the Company in January 2018 was adjusted from $0.405 to $0.3495 per share.

In January 2020, the Company issued 1,927,500 shares of common stock pursuant to the partial exercise of the underwriters’ overallotment option from the Company’s December 2019 public offering. The net proceeds to the Company from the overallotment closing, was approximately $700,000.

On March 2, 2020, the Company received net cash proceeds of approximately $8.6 million from a registered direct offering to certain institutional investors of 23,000,000 shares of common stock at a negotiated purchase price of $0.40 per share.

On March 4, 2020, the Company received net cash proceeds of approximately $6.1 million from a registered direct offering to certain institutional investors of 16,000,000 shares of common stock at a negotiated purchase price of $0.41 per share.

On April 16, 2020, the Company received net cash proceeds of approximately $9.6 million from a registered direct offering to certain institutional investors of 22,300,000 shares of common stock at a negotiated purchase price of $0.46 per share.

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Until the Company can generate significant cash from operations, including assay revenues, management’s plans to obtain such resources for the Company include proceeds from offerings of the Company’s equity securities or debt, cash received from the exercise of outstanding common stock warrants, or transactions involving product development, technology licensing or collaboration. Management can provide no assurances that any sources of a sufficient amount of financing will be available to the Company on favorable terms, if at all.  Based on the above, the Company’s management concluded that the going concern uncertainty has not been alleviated and as such , there is substantial doubt about the Company’s ability to continue as a going concern as of March 31, 2020.

3. Sales of Equity Securities

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

In January 2020, the Company issued an aggregate of 6,927,258 shares of its common stock pursuant to the exercise of certain warrants issued by the Company in February 2019 and March 2019, as part of a warrant repricing and exchange transaction. As part of the warrant repricing and exchange transaction, the Company issued an aggregate of 6,927,258 new warrants in exchange for the exercise of the February 2019 and March 2019 warrants and received net proceeds of approximately $2.3 million. As a result of the warrant repricing, the exercise price of warrants to purchase an aggregate of 896,578 shares of common stock issued by the Company in January 2018 was adjusted from $0.405 to $0.3495 per share. In January 2020, the Company issued 1,927,500 shares of common stock pursuant to the partial exercise of the underwriters’ overallotment option from the Company’s December 2019 public offering. The net proceeds to the Company from the overallotment closing, was approximately $700,000. The warrants issued in connection with the warrant repricing and exchange transaction were considered inducement warrants and are classified in equity. In addition, the modification expense associated with the change in fair value due to the repricing of February and March 2019 warrants is recorded as inducement expense, which was approximately $191,000. The fair value of the warrants issued was approximately $1.9 million. The fair value of the inducement warrants and warrant modification of $2.1 million was expensed as warrant inducement expense in the accompanying consolidated statements of operations for the three months ended March 31, 2020.

On March 2, 2020, the Company received net cash proceeds of approximately $8.6 million from a registered direct offering to certain institutional investors of 23,000,000 shares of common stock at a negotiated purchase price of $0.40 per share.

On March 4, 2020, the Company received net cash proceeds of approximately $6.1 million from a registered direct offering to certain institutional investors of 16,000,000 shares of common stock at a negotiated purchase price of $0.41 per share.

4. Fair Value Measurement

The estimated nonrecurring fair value measurements associated with fixed asset purchases recorded as right-of-use asset finance lease obligations totaling approximately $208,000 during the three months ended March 31, 2020 were calculated as the present value of the lease payments based on contractual payment amounts and estimated market rates.  Upon adoption of guidance in ASC Topic 842 Leases, the estimated fair value of the right-of-use operating lease asset was recorded based on present value of future lease payments based contractual payment amounts and estimated market rates in effect.

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

As of the closing of the Company’s January 2020 warrant repricing and exchange transaction, the estimated grant date fair value of approximately $0.28 per share associated with the warrants to purchase up to 6,927,258 shares of common stock issued in the transaction, or a total of approximately $1.9 million, was recorded as a warrant inducement expense with an offset to additional paid-in capital. All warrants issued in this warrant inducement transaction have an exercise price of $0.3495 per share, are exercisable beginning 6 months from issuance and expire 5.5 years from the date of issuance. The fair value of the warrants was estimated using a Black-Scholes model with the following assumptions:

Beginning stock price	$0.30
Exercise price	$0.3495
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.66%
Expected life (in years)	5.50
Expected volatility	150.33%

In addition to the inducement warrants issued in the Company’s January 2020 warrant repricing and exchange transaction, the Company adjusted the exercise prices of the February 2019 and March 2019 warrants from $1.20 and $1.25, respectively, to $0.3495 to induce exercise of these warrants. This price modification triggered the requirement for modification accounting of these warrants.  Based on the applicable guidance, the modification required the Company to value the modified February 2019 and March 2019 warrants immediately prior to the modification of the exercise price and immediately following the modification and record the difference between the resulting two values as warrant inducement expense.

The estimated fair value prior to modification of the February 2019 and March 2019 warrants was approximately $0.27 per share, whereas the estimated fair value of the February 2019 warrants increased to $0.29 due to the adjustment of the exercise price, and the estimated fair value of the March 2019 warrants increased to $0.30 per share.  There were 2,167,258 February 2019 warrants and 4,760,000 March 2019 warrants eligible for this price modification and the resulting modification expense recorded as warrant inducement expenses were $60,000 and $130,000, respectively.

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	March 31,
	2019	2020
Fixed Assets
Machinery and equipment	$2,857,538	$2,932,112
Furniture and office equipment	156,987	156,987
Computer equipment and software	1,552,891	1,552,891
Leasehold improvements	570,173	570,173
Construction in process	625,038	607,490
Total fixed assets, gross	5,762,627	5,819,653
Less accumulated depreciation and amortization	(4,258,297)	(4,356,525)
Total fixed assets, net	$1,504,330	$1,463,128
Accrued Liabilities
Accrued payroll	$298,855	$523,552
Accrued vacation	622,792	693,389
Accrued bonuses	748,742	970,159
Accrued sales commissions	89,562	75,150
Accrued other	220,253	103,738
Total accrued liabilities	$1,980,204	$2,365,988

During the three months ended March 31, 2020, there were no disposals and $283,000 of fixed assets were acquired.

6. Leases

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

Finance Leases

The Company leases certain laboratory equipment under arrangements previously accounted for as capital leases, classified on the Company’s balance sheet as fixed assets and related lease liabilities and depreciated on a straight-line basis over the lease term.  Upon adoption of ASC 842, leased equipment previously classified as fixed assets totaling $1.4 million in net book value were reclassified to lease right-of-use assets in accordance with the guidance. The equipment under finance leases is depreciated on a straight-line basis over periods ranging from approximately 3 to 7 years. The total gross value of equipment capitalized under such lease arrangements was approximately $3,125,000 and $3,422,000 at December 31, 2019 and March 31, 2020, respectively. Total accumulated depreciation related to financed equipment was approximately $1,606,000 and $1,752,000 at December 31, 2019 and March 31, 2020, respectively, and total depreciation expense related to financed equipment during the three months ended March 31, 2019 and 2020 was approximately $110,000 and $146,000, respectively.

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

In February 2020, the Company entered into finance leases for a total capitalized amount of $197,000 for three pieces of equipment. Under the terms of the equipment financing agreement, which was accounted for as a finance lease transaction, the principal balance plus interest for the equipment are to be repaid in full in installments ranging from 48 to 60 monthly installments of $4,532 totaling approximately $265,000 through January 2025.  In addition, in March 2020, the Company entered into a finance lease for a capitalized amount of $11,000 for an additional piece of equipment.  Under the term of the equipment financing agreement, the principal amount plus interest are to be repaid in 48 monthly installments of $288 totaling approximately $14,000 through February 2024.

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

The Company is in good standing with its landlord and is negotiating terms associated with extending its lease for its current facility until a new facility becomes available to move into.  Such terms have not yet been finalized.

In addition, the Company reviews agreements at inception to determine if they include a lease, and when they do, uses its incremental borrowing rate or implicit interest rate to determine the present value of the future lease payments.

The following schedule sets forth the components of right-of-use lease assets as of December 31, 2019 and March 31, 2020 as follows:

	December 31,	March 31,
	2019	2020
Lease right-of-use assets:
Operating	$729,330	$419,461
Finance	1,606,387	1,669,823
Total	$2,335,717	$2,089,284

The following schedule sets forth the current portion of operating and finance lease liabilities as of December 31, 2019 and March 31, 2020:

	December 31,	March 31,
	2019	2020
Current portion of lease liabilities:
Operating	$842,452	$484,102
Finance	724,329	718,480
Total	$1,566,781	$1,202,582

The following schedule sets forth the long-term portion of operating and finance lease liabilities as of December 31, 2019 and March 31, 2020:

	December 31,	March 31,
	2019	2020
Long-term portion of lease liability:
Operating	$—	$—
Finance	973,189	1,050,429
Total	$973,189	$1,050,429

The following schedule represents the components of lease expense for the three months ended March 31, 2019 and March 31, 2020:

	For the three months ended
	March 31, 2019	March 31, 2020
Lease cost
Finance lease cost
Amortization of right-of-use assets	$110,330	$144,530
Interest on lease liabilities	61,974	56,701
Operating lease cost	318,005	318,005
Total	$490,309	$519,236

The following schedule sets forth the remaining future minimum lease payments outstanding under finance and operating leases, as well as corresponding remaining sales tax and maintenance obligation payments that are expensed as incurred and due within each respective year ending December 31, as well as the present value of the total amount of the remaining minimum lease payments as of March 31, 2020:

	Finance		Operating
	Minimum	Maintenance and	Minimum
	Lease	Sales Tax Obligation	Lease
	Payments	Payments	Payments
2020	$610,882	$67,647	$488,649
2021	593,225	72,933	—
2022	469,775	61,379	—
2023	345,759	61,978	—
Thereafter	120,050	12,656	—
Total payments	2,139,691	276,593	488,649
Less amount representing interest	(370,782)	—	(4,547)
Present value of payments	$1,768,909	$276,593	$484,102

The following schedule sets forth supplemental cash flow information related to operating and finance leases as of March 31, 2019 and March 31, 2020:

	For the three months ended
	March 31, 2019	March 31, 2020
Other information
Operating cash flows from finance leases	$61,974	$56,701
Operating cash flows from operating leases	$355,812	$366,487
Financing cash flows from finance leases	$166,658	$136,574

The aggregate weighted average remaining lease term was 3.18 years on finance leases and 0.34 years on operating leases as of March 31, 2020. The aggregate weighted average discount rate was 20.98% on finance leases and 4.5% on operating leases as of March 31, 2020.  During the three months ended March 31, 2020, the Company added $208,000 of right of use assets in exchange for finance lease liabilities.  In the three months ended March 31, 2019, upon adoption of the accounting guidance in ASC 842, $1.4 million of net machinery and equipment was reclassified to lease right-of-use assets related to assets under finance leases and $1.9 million of right-of-use facility lease was recorded under operating lease.

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

At the Company’s annual meeting of stockholders held on June 28, 2018, the Company’s stockholders approved amendments to the 2013 Plan, which included an increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 146,666 shares.  At the Company’s annual meeting of stockholders held on June 17, 2019, the Company’s stockholders approved additional amendments to the 2013 Plan including the increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 2,800,000 shares.  As of March 31, 2020, 124,211 shares of the Company’s common stock were authorized exclusively for the issuance of stock awards to employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules.

As of March 31, 2020, under all plans, a total of 3,064,098 non-inducement shares were authorized for issuance, 2,569,437 shares had been issued with 2,451,332 non-inducement stock options and restricted stock units, or RSUs, underlying outstanding awards, and 636,655 non-inducement shares were available for grant. As of March 31, 2020, a total of 118,368 inducement shares were authorized for issuance, 118,368 inducement shares had been issued with 117,534 inducement stock options and RSUs underlying outstanding awards, and no inducement shares were available for grant under the 2013 Plan.

Stock Options

A summary of stock option activity for the three months ended March 31, 2020 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2019	2,732,023	$3.66	9.25
Granted	58,739	$0.30
Exercised	—	—
Cancelled/forfeited/expired	(221,325)	$1.33
Outstanding at March 31, 2020	2,569,437	$3.79	9.0
Vested and unvested expected to vest at March 31, 2020	2,500,632	$3.86	9.0

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest at December 31, 2019 and March 31, 2020 were each zero.

Restricted Stock

A summary of RSU activity for the three months ended March 31, 2020 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2019	360	$415.80
Granted	—	—
Vested and issued	—	—
Forfeited	—	—
Outstanding at March 31, 2020	360	$415.80
Vested at March 31, 2020	360	$415.80

At March 31, 2020, the intrinsic values of RSUs outstanding and RSUs vested were each approximately $100. Of the 360 RSUs outstanding at March 31, 2020, all were fully vested.

The assumptions used in the Black-Scholes pricing model for stock options granted during the three months ended March 31, 2020 were as follows:

Stock and exercise prices	$0.27 - $0.31
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	0.50% – 1.37%
Expected life (in years)	5.95 – 5.96
Expected volatility	146.1% - 164.6%

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statements of operations and comprehensive loss during the periods presented:

	For the three months ended
	March 31,
	2019	2020
Stock Options
Cost of revenues	$8,147	$22,813
Research and development expenses	28,194	24,435
General and administrative expenses	47,581	94,414
Sales and marketing expenses	18,537	1,302
Total expenses related to stock options	102,459	142,964

Stock-based compensation expense was recorded net of estimated forfeitures of 0% - 8% per annum during each of the three months ended March 31, 2019 and 2020. As of March 31, 2020, total unrecognized share-based compensation expense related to unvested stock options and RSUs, adjusted for estimated forfeitures, was approximately $1,731,000 and is expected to be recognized over a weighted-average period of approximately 3.0 years.

8. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity for the three months ended March 31, 2020 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2019	27,484,249	$2.44	4.6
Issued	8,854,758	0.36
Exercised	(21,048,907)	4.36
Expired	(19,339)	140.40
Outstanding at March 31, 2020	15,270,761	$1.86	4.4

All warrants outstanding at March 31, 2020 are exercisable, except for the warrants issued in January 2020 pursuant to the repricing and exchange transaction, which have a term of 5.5 years and will become exercisable on the six month anniversary of issuance, July 10, 2020. The intrinsic value of equity-classified common stock warrants outstanding at March 31, 2020 was zero.

9. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three months ended March 31, 2019 and 2020, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the three months ended
	March 31,
	2019	2020
Preferred warrants outstanding (number of common stock equivalents)	17	—
Common warrants outstanding	17,799,468	15,270,761
RSUs outstanding	360	360
Convertible preferred stock outstanding (number of common stock equivalents)	472,719	471,393
Common options outstanding	202,081	2,569,437
Total anti-dilutive common share equivalents	18,474,645	18,311,951

10. Commitments and Contingencies

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any legal proceedings or aware of any threatened legal proceedings that are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

In February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly amounts of $62,500 through May 2020. At March 31, 2020, a balance of $29,000 remained outstanding under this purchase commitment.

During the three months ended March 31, 2019 and 2020, total expense recorded in the Company’s unaudited condensed statements of operations and comprehensive loss for sales tax and maintenance obligations associated with equipment financing arrangements was approximately $24,000 and $32,000, respectively. At December 31, 2019 and March 31, 2020, approximately $78,000 and $74,000, respectively, of such sales tax and maintenance obligations incurred but not paid were recorded in accrued other liabilities in the Company’s balance sheet (see Note 5). Future payments totaling approximately $277,000 for sales tax and maintenance obligations associated with financed equipment were due under equipment financing arrangements at March 31, 2020, which will be expensed as incurred (see Note 6).

11. Related Party Transactions

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received payments totaling approximately $19,000 and $26,000 during the years ended December 31, 2018 and 2019, respectively, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement.  On December 11, 2019, the Company entered into a First Amendment to Assignment and Exclusive Cross-License Agreement with Aegea pursuant to which the Company obtained a royalty bearing license for a certain patent.  The Company agreed to pay Aegea, effective January 1, 2019, a royalty of 10% on Biocept’s sale of research use only, or RUO, and import research use only reagents and kits in the field of oncology, where the sample types are tissue, whole blood, bone marrow, cerebrospinal fluid or derivatives of any of the foregoing.  As of March 31, 2020, the Company has accrued $5,000 for royalty expenses related to this arrangement.

12. Subsequent Events

On April 16, 2020, the Company received net cash proceeds of approximately $9.6 million from a registered direct offering to certain institutional investors of 22,300,000 shares of common stock at a negotiated purchase price of $0.46 per share.

Subsequent to the three months ended March 31, 2020, the Company financed certain business insurance premiums totaling approximately $567,000 through third-parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 27, 2020. Past operating results are not necessarily indicative of results that may occur in future periods.

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

In the case of our breast and gastric cancer offerings, biomarker analysis involves fluorescence in situ hybridization, or FISH, for the detection and quantitation of the human epidermal growth factor receptor 2, or HER2, gene copy number as well as immunocytochemical, or ICC, analysis of estrogen receptor, or ER, protein, progesterone receptor, or PR, protein, and androgen receptor, or AR, protein in breast cancer; all of these tests are currently available commercially. We have also validated and offer a Next Generation sequencing assay for use in breast cancer. A patient’s HER2 status provides the physician with information about the appropriateness of therapies such as Herceptin® or Tykerb®. ER and PR status provides the physician with information about the appropriateness of endocrine therapies such as tamoxifen and aromatase inhibitors.

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

We have issued patents with broad claims covering our blood collection tube, antibody cocktail approach, microchannel, CTC detection methodologies, and ctDNA analysis. In addition to issued patents in the U.S., we have patents for our proprietary microchannel in China, South Korea, Europe, Hong Kong, Canada and Japan, and for our antibody cocktail in Australia, Europe, Canada, China, Hong Kong and Japan. Our patent estate continues to evolve, and in addition to the broad patent estate around our CTC platform, we also have issued patents in the U.S., Australia, Europe, Japan, China and South Korea for our novel switch blocker technology, solidifying our proprietary enrichment methodology for detecting ctDNA with very high sensitivity. Our CTC platform patents were filed from 2005 through 2012, and we expect to have patent protection into the 2030s. Our CTC patents and applications cover not only cancer as a target, but also prenatal and other rare cells of interest. Recently allowed patents in the U.S. cover the capture of “any target of interest on any solid surface” using our antibody capture approach. The patent for our proprietary specimen collection tubes expire in 2031, and the patents for our ctDNA technology expire in the early 2030’s.

As of March 31, 2020, we owned 37 issued patents and 12 patents pending related to our current technologies. Of these, 10 were issued and 3 were pending patents in the U.S., while 27 were issued and 11 were pending patents in non-U.S. territories. Separately, we also owned 7 issued patents related to our earlier microarray and cell analysis technology.

Coronavirus (COVID-19) Pandemic

On March 11, 2020 the World Health Organization declared the disease cause by the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. In addition, as we are located in California, we are currently under a shelter-in-place mandate and many of our clients worldwide are similarly impacted.  The global outbreak of the COVID-19 coronavirus continues to rapidly evolve, and the extent to which the COVID-19 coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  We estimate that the COVID-19 pandemic led to an approximate 15 to 25% decline in commercial volume from current customers, and also impacted opportunities for us to gain new customers with the closing of many physician offices and labs.  We are continuing to vigilantly monitor the situation with our primary focus on the health and safety of our employees and clients.

In April 2020, we announced that we verified a COVID-19 molecular diagnostic test and that we will begin accepting physician-ordered testing requests.  The testing volume has been limited by the national shortage of specimen collection kits.  To address this issue, we will manufacture our own collection kits and plan to make them available in June.

Results of Operations

Three Months Ended March 31, 2019 and 2020

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three months ended March 31,		Change
	2019	2020	$	%
(dollars in thousands)
Net revenues	$1,024	$1,447	$423	41%
Cost of revenues	2,599	2,947	348	13%
Research and development expenses	1,223	1,313	90	7%
General and administrative expenses	1,682	1,904	222	13%
Sales and marketing expenses	1,374	1,465	91	7%
Loss from operations	(5,854)	(6,182)	(328)	6%
Interest expense	(61)	(57)	4	(7%)
Warrant inducement expense	—	(2,102)	(2,102)	0%
Loss before income taxes	(5,915)	(8,341)	(2,426)	41%
Income tax expense	—	—	—	0%
Net loss	$(5,915)	$(8,341)	$(2,426)	41%

Net Revenues

Net revenues were approximately $1,447,000 for the three months ended March 31, 2020, compared with approximately $1,024,000 for the same period in 2019, an increase of $423,000, or 41%, which is primarily due to an increase in the value per accession over the same period in the prior year.  In addition, we had an increase in the number of tests ordered per accession which is partially attributable to the launching of new assays in 2019.

The net estimated revenue per commercial accession delivered during the three months ended March 31, 2020 was $1,294, based on 1,018 commercial accessions delivered, while during the three months ended March 31, 2019 it was approximately $1,016, based on 961 commercial accessions delivered. The following table sets forth certain information regarding commercial accessions received during the three months ended March 31, 2019 and 2020:

	Three months ended March 31,		Change
	2019	2020	# / $	%
# Commercial accessions received	1,011	985	(26)	(3%)
$ Value estimated per commercial accession received	$1,038	$1,543	$505	49%

*Commercial value per accession received is reflected as expected reimbursement (gross billed less contractual allowance).

Additionally, there was a $17,000 increase in development services revenues during the three months ended March 31, 2020 compared to the same period in the prior year, which was primarily related to an increase in values per development services accessions delivered as follows:

	Three months ended March 31,		Change
	2019	2020	#	%
# Development services accessions delivered	137	150	13	9%
$ Value per development services accession delivered	$310	$402	$92	30%

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $2,947,000 for the three months ended March 31, 2020, compared with approximately $2,599,000 for the same period in 2019 as we continued to leverage the fixed components of our costs. As a result, cost of revenues as a percentage of net revenues decreased by 50% for the three months ended March 31, 2020 as compared to the same period in the prior year.  Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, shipping and other direct costs, as well as equipment depreciation and software amortization expenses.

Research and Development Expenses. Research and development expenses were approximately $1,313,000 for the three months ended March 31, 2020, compared with approximately $1,223,000 for the same period in 2019, an increase of $90,000, or 7%. The increase was primarily attributable to development and validation costs related to additional tests. Research and development expenses are comprised of, but not limited to, personnel costs, material, shipping and other direct costs, computer and laboratory equipment maintenance and facility related costs.

General and Administrative Expenses. General and administrative expenses were approximately $1,904,000 for the three months ended March 31, 2020, compared with approximately $1,682,000 during the same period in 2019, an increase of $222,000, or 13%. The increase was primarily due to reporting a department previously under sales and marketing under general and administrative costs beginning in mid-2019, as well as higher non-cash stock-based compensation expenses, and consulting costs as compared to the same period in the prior year.  General and administrative expenses are comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1,465,000 for the three months ended March 31, 2020 compared with approximately $1,374,000 for the same period in 2019, an increase of $91,000, or 7%. The increase was primarily attributable to higher volume and revenues during the period. Sales and marketing expenses are comprised of, but not limited to, personnel costs, trade show and other marketing related expenses, as well as office and other costs.

Interest Expenses.  Interest expenses were approximately $57,000 for the three months ended March 31, 2020 stayed relatively flat compared with approximately $61,000 for the same period in 2019.  Interest expenses are comprised of interest incurred related to finance leases used to obtain equipment.

Warrant Inducement Expense.  Warrant inducement expenses were approximately $2,102,000 for the three months ended March 31, 2020 compared with $0 for the same period in 2019.  Warrant inducement expenses related to recognizing the fair value of the inducement warrants issued in January 2020 and warrant modification costs in connection with the warrant exercise.

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

We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future, however, we believe that multiple ownership changes likely occurred. As a result, we have estimated that the use of our net operating loss is limited and the remaining net operating loss carryforwards and research and development credits we estimate can be used in the future remain fully offset by a valuation allowance to reduce the net asset to zero.

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Three months ended March 31,
	2019	2020
(dollars in thousands)
Cash provided by/ (used in):
Operating activities	$(5,248)	$(5,279)
Investing activities	(33)	(19)
Financing activities	16,619	17,489
Net increase in cash	$11,338	$12,191

Cash Used in Operating Activities. Net cash used in operating activities was $5.3 million for the three months ended March 31, 2020, compared to net cash used in operating activities of $5.2 million for the same period in 2019. The net increase of $31,000 in cash used was primarily related to an increase in cash used to fund our net loss.

Cash Used in Investing Activities. Net cash used in investing activities was $19,000 for the three months ended March 31, 2020 compared to $33,000 in 2019, in the same quarter in the prior year.  Cash used in investing activities was related to purchases of fixed assets in both periods.

Cash Provided by Financing Activities. Net cash provided by financing activities was $17.5 million for the three months ended March 31, 2020, compared to net cash provided by financing activities of $16.6 million for the same period in 2019. Our primary sources of cash from financing activities during the three months ended March 31, 2020 consisted of $660,000 in net proceeds from exercise of overallotment warrants from the December 2019 warrants in January 2020, net proceeds of $14.7 million from our sale of common stock in two financing transactions in March 2020, and $2.3 million in proceeds from exercise of common stock warrants.  Net proceeds from financing transactions were partially offset by $0.1 million of principal payments made on indebtedness. Our primary sources of cash from financing activities during the three months ended March 31, 2019 consisted of $2.0 million in net proceeds from our offering of common stock in January 2019, $6.6 million in net proceeds from our sale of common stock and warrants in February 2019, $0.6 million in net proceeds from exercise of overallotment from the January 2019 transaction, $7.6 million in net proceeds from our sale of common stock and warrants in March 2019, and $5,000 in proceeds from exercise of common stock warrants.  Net proceeds from financing transactions were partially offset by $0.2 million of principal payments made on indebtedness.

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

In February 2020, we completed a Warrant Exercise Inducement offering and received net proceeds of approximately $2.3 million, as well as an additional $700,000 from the underwriter exercising its overallotment warrants from the December 2019 underwritten financing transaction. In addition, as inducement for these exercises, we issued 6,927,258 warrants to purchase shares of common stock at $0.3495 per share.  The warrants are exercisable on the six-month anniversary of issuance and expire in five years from the date first exercisable.  On March 2, 2020, we completed a registered direct offering to certain institutional investors of 23,000,000 shares of common stock at a purchase price of $0.40 per share raising net proceeds of received net cash proceeds of approximately $8.6 million.  On March 4, 2020, we received net cash proceeds of approximately $6.1 million from an additional registered direct offering to certain institutional investors of 16,000,000 shares of common stock at a negotiated purchase price of $0.41 per share.

As of March 31, 2020, our cash totaled $21.5 million, and our outstanding net indebtedness totaled $1.8 million. While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. While we believe that, absent the COVID-19 pandemic, based on our historical and planned cash usage our current cash would have supported our operations through most of 2021, due to the uncertainty introduced by the impact of COVID-19 on revenues and cash usage, there is uncertainty as to the period of time for which existing cash can support our ongoing operations. We have determined that there is substantial doubt about our ability to continue as a going concern for the one-year period following the date that our unaudited condensed financial statements for the three months ended March 31, 2020 were issued, and we expect that we will need additional financing to execute on our current or future business strategies.

In May 2020, the SEC declared effective a shelf registration statement filed by us. The shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $100.0 million.

We expect that we will need additional financing to execute on our current or future business strategies. Until we can generate significant cash from operations, including assay revenues, we expect to continue to fund operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time until expiration in May 2023. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

•	the impact of the COVID-19 pandemic on our business;
•	our ability to secure financing and the amount thereof;
•	the costs of operating and enhancing our laboratory facilities;
•	the costs of developing our anticipated internal sales and marketing capabilities;
•	the scope, progress and results of our research and development programs, including clinical utility studies;
•	the scope, progress, results, costs, timing and outcomes of the clinical utility studies for our diagnostic assays;
•	our ability to manage the costs for manufacturing our microfluidic channels;
•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
•	our ability to obtain adequate reimbursement from governmental and other third-party payers for our assays and services;
•	the costs of additional general and administrative personnel, including accounting and finance, legal and human resources, as a result of becoming a public company;

•	our ability to collect revenues; and
•	other risks discussed in our other filings with the SEC.

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

Critical Accounting Policies and Significant Judgments and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our financial statements, please see the information listed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained elsewhere in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 27, 2020.

Risks Relating to Our Financial Condition and Capital Requirements

*We are an early stage molecular oncology diagnostics company with a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability.

We have historically incurred substantial net losses, including net losses of $25.1 million for year ended December 31, 2019 and $8.3 million for the three months ended March 31, 2020, respectively, and we have never been profitable. At March 31, 2020, our accumulated deficit was approximately $254.1 million. Before 2008, we were pursuing a business plan relating to fetal genetic disorders and other fields, all of which were unrelated to cancer diagnostics. The portion of our accumulated deficit that relates to the period from inception through December 31, 2007 is approximately $66.5 million.

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

*We need to raise additional capital to continue as a going concern.

We expect to continue to incur losses for the foreseeable future and will have to raise additional capital to fund our planned operations and to meet our long-term business objectives. As a result, there is substantial doubt about our ability to continue as a going concern unless we are able to successfully raise additional capital. Until we can generate significant cash from operations, including product and assay revenues, we expect to continue to fund our operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. General market conditions resulting from ongoing issues arising from the COVID-19 pandemic, as well as market conditions affecting companies in the life sciences industry in general, may make it difficult for us to obtain financing from the capital markets on attractive terms, or at all. Failure to raise additional capital in sufficient amounts would significantly impact our ability to continue as a going concern. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.

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

The COVID-19 pandemic may also increase the risk of certain of the events described above and delay our development timelines. Failure to achieve widespread market acceptance of our current products, assays and services, as well as our planned future products, assays and services, would materially harm our business, financial condition and results of operations.

*If we cannot develop products, assays and services to keep pace with rapid advances in technology, medicine and science, our operating results and competitive position could be harmed.

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. Several new cancer drugs have been approved, and a number of new drugs in clinical development may increase patient survival time. There have also been advances in methods used to identify patients likely to benefit from these drugs based on analysis of biomarkers. We must continuously develop new products and diagnostic assays and enhance any existing products, assays and services to keep pace with evolving standards of care. Our current products, assays and services and our planned future products, assays and services could become obsolete unless we continually innovate and expand them to demonstrate benefit in the diagnosis, monitoring or prognosis of patients with cancer. New cancer therapies typically have only a few years of clinical data associated with them, which limits our ability to develop products and diagnostic assays based on, for example, biomarker analysis related to the appearance or development of resistance to those therapies. If we cannot adequately demonstrate the applicability of our current products, assays and services and our planned future products, assays and services to new treatments, by incorporating important biomarker analysis, sales of our products, assays and services could decline, which would have a material adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic may also increase the risk of certain of the events described above and delay our development timelines.

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

*Our business is subject to risks arising from epidemic diseases, such as the recent global outbreak of the COVID-19 coronavirus.

The recent outbreak of COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, courier delivery services and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain of material needed for our assays, interrupt our ability to receive samples, impair our ability to perform or deliver the results from our tests, impede patient movement or interrupt healthcare services causing a decrease in test volumes, delay coverage decisions from Medicare and third party payors, delay ongoing and planned clinical trials involving our tests and have a material adverse effect on our business, financial condition and results of operations. In addition, as we are located in California, we are currently under a shelter-in-place mandate and many of our clients worldwide are similarly impacted. As a healthcare provider, we are allowed to remain open in compliance with the shelter-in-place mandate and continue to provide critical information for patients diagnosed with cancer. We estimate that the COVID-19 pandemic led to an approximate 15 to 25% decline in commercial volume from current customers, and also impacted opportunities for us to gain new customers with the closing of many physician offices and labs.  Beginning the week of March 16, 2020, substantially all of our workforce began working from home either all or substantially all of the time, except for a limited number of staff in our clinical laboratory. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs and regulatory timelines and negatively impact our commercial activities, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Moreover, the global outbreak of the COVID-19 coronavirus continues to rapidly evolve, and the extent to which the COVID-19 coronavirus may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. For the year ended December 31, 2019, and the three months ended March 31, 2020 our research and development expenses were $4.7 million and $1.3 million, respectively, and our sales and marketing expenses were $5.9 million and $1.5 million, respectively. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current products, assays and services and our planned future products, assays and services, continue to establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we need to generate significant revenues in order to achieve sustained profitability.

*If medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians decide not to order our current or planned future assays, or if laboratory supply distributors or their customers decide not to order our current or planned future products, we may be unable to generate sufficient revenue to sustain our business.

To generate demand for our current products, assays and services and our planned future products, assays and services, we will need to educate medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists, and other physicians and other health care professionals, as well as laboratory and medical equipment suppliers, on the clinical utility, benefits and value of the products, assays and services we provide through published papers, presentations at scientific conferences, educational programs and one-on-one education sessions by members of our sales force. In addition, we need to educate medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians of our ability to obtain and maintain coverage and adequate reimbursement from third-party payers. We need to hire additional commercial, scientific, technical and other personnel to support this process. Unless an adequate number of medical practitioners order our current assays and our planned future assays, or unless an adequate number of laboratory supply distributors order our current and planned future products, we will likely be unable to create demand in sufficient volume for us to achieve sustained profitability. Our ability to interface with physicians and other medical professionals has been impacted and will likely continue to be impacted by the ongoing COVID-19 pandemic.

*Clinical utility studies are important in demonstrating to both customers and payers an assay’s clinical relevance and value. If we are unable to identify collaborators willing to work with us to conduct clinical utility studies, or the results of those studies do not demonstrate that an assay provides clinically meaningful information and value, commercial adoption of such assay may be slow, which would negatively impact our business.

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

We need to conduct additional studies for our assays, increase assay adoption in the marketplace and obtain coverage and adequate reimbursement. Should we not be able to perform these studies, or should their results not provide clinically meaningful data and value for medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians, adoption of our assays could be impaired, and we may not be able to obtain coverage and adequate reimbursement for them. The COVID-19 pandemic may also increase the risk of certain of the events described above and delay our development timelines.

The loss of key members of our executive management team could adversely affect our business.

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions. The collective efforts of each member of the executive team and others working with them as a team are critical to us as we continue to develop our technologies, products, services, assays and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our executive management team each have employment agreements, however, the existence of an employment agreement does not guarantee retention of members of our executive management team and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We do not maintain “key person” life insurance on any of our employees.

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

We have relationships with suppliers and institutions that provide us with blood samples and other biological materials that we use in developing and validating our current assays and our planned future assays. If one or more suppliers terminate their relationship with us or are unable to meet our requirements for samples, we will need to identify other third parties to provide us with blood samples and biological materials, which could result in a delay in our research and development activities and negatively affect our business. In addition, as we grow, our research and academic institution collaborators may seek additional financial contributions from us, which may negatively affect our results of operations. To the extent that the third parties supplying us with blood samples or other biological materials are impacted by the COVID-19 pandemic, our costs and availability of such supplies may be impacted.

We currently rely on third-party suppliers for our BCTs, shipping kits, and critical materials needed to perform our current assays, as well as our planned future products, assays and services, and any problems experienced by them could result in a delay or interruption of their supply to us.

We currently purchase our BCTs and raw materials for our microfluidic channels and assay reagents under purchase orders and do not have long-term contracts with most of the suppliers of these materials. If suppliers were to delay or stop producing our BCTs, shipping kits, materials or reagents, or if the prices they charge us were to increase significantly, or if they elected not to sell to us, we would need to identify other suppliers. We could experience delays in obtaining BCTs and shipping kits, manufacturing the microfluidic channels, or performing assays while finding another acceptable supplier, which could impact our results of operations. The changes could also result in increased costs associated with qualifying the new BCTs, shipping kits, materials or reagents and in increased operating costs. Further, any prolonged disruption in a supplier’s operations could have a significant negative impact on our ability to perform diagnostic assays in a timely manner and sell our products. If our third-party suppliers’ operations are impacted by the COVID-19 pandemic, we may experience supply delays or interruptions.

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

We currently manufacture our proprietary microfluidic channels at our San Diego facility and intend to continue to do so. We believe we currently have adequate manufacturing capacity for our microfluidic channels. If demand for our current products, assays and services and our planned future products, assays and services increases significantly, we will need to either expand our manufacturing capabilities or outsource to other manufacturers. If we or third-party manufacturers engaged by us fail to manufacture and deliver our microfluidic channels or certain reagents in a timely manner, our relationships with our customers could be seriously harmed. We cannot assure you that manufacturing, or quality control problems will not arise as we attempt to increase the production of our microfluidic channels or reagents or that we can increase our manufacturing capabilities and maintain quality control in a timely manner or at commercially reasonable costs. If we cannot manufacture our microfluidic channels consistently on a timely basis because of these or other factors, it could have a significant negative impact on our ability to perform assays and generate revenues. We may encounter supply chain constraints in obtaining the raw materials needed to manufacture our products due to the impact of the COVID-19 pandemic.

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

Although some of these provisions may negatively impact payment rates for clinical laboratory tests, the ACA also extends coverage to over 30 million previously uninsured people, which resulted in an increase in the demand for our current assays and our planned future assays. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, the President of the United States has signed executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties effective January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain ACA-mandated fees, including but not limited the Medical Device Excise Tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and has allotted one hour for oral arguments. It is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Protecting Access to Medicare Act of 2014, or PAMA, was signed to law, which, among other things, significantly altered the current payment methodology under the Medicare Clinical Laboratory Fee Schedule, or CLFS. Under the law, issued in 2016 and the reporting period beginning in 2017 and every three years thereafter (or annually in the case of advanced diagnostic laboratory tests), applicable clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic laboratory test that it furnishes during the specified time period. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Effective January 1, 2018, the Medicare payment rate for each clinical diagnostic laboratory test is equal to the weighted median amount for the test from the most recent data collection period. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. The PAMA rate changes to our tests that were impacted did not materially affect our payments beginning in 2018; however, we cannot predict how this may change future payment in coming years. Also, under PAMA, the Centers for Medicare & Medicaid Services, or CMS, is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made as of April 1, 2014, CMS is required to assign a unique billing code if one has not already been assigned by the agency. In addition to assigning the code, CMS is required to publicly report payment for the tests. Further, under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. We cannot determine at this time the full impact of PAMA on our business, financial condition and results of operations.

Additionally, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers and suppliers of up to 2% per fiscal year, starting in 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the

2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The full impact on our business the sequester law is uncertain. In addition, the Middle-Class Tax Relief and Job Creation Act of 2012, or MCTRJCA, mandated an additional change in Medicare reimbursement for clinical laboratory tests.

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

In addition, it is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus.

We cannot predict whether future health care initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect us. The expansion of government’s role in the U.S. health care industry, and changes to the reimbursement amounts paid by Medicare and other payers for our current assays and our planned future assays, may reduce our profits, if any, and have a materially adverse effect on our business, financial condition, results of operations and cash flows. Moreover, Congress has proposed on several occasions to impose a 20% coinsurance payment requirement on patients for clinical laboratory tests reimbursed under the CLFS, which would require us to bill patients for these amounts. In the event that Congress were to ever enact such legislation, the cost of billing and collecting for our assays could often exceed the amount actually received from the patient.

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

Approximately 38% and 37% of total net revenues during the year ended December 31, 2019 and the three months ended March 31, 2020, respectively, were associated with Medicare reimbursement. Approximately 21% and 29% of total net revenues during the year ended December 31, 2019 and three months ended March 31, 2020, respectively, were associated with Blue Cross Blue Shield reimbursement, and approximately 8% and 6% of total net revenues for the years ended December 31, 2019 and three months ended March 31, 2020, respectively, were associated with United Healthcare reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare, Blue Cross Blue Shield, and United Healthcare covered-portions of our current assays and our planned future assays would, without such contracted payer reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our assays. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our assays. The previous MAC for California, Palmetto, which is contracted with CMS to administer the Molecular Diagnostic Services, or MolDx, program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our assays is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 78% and 75% of all billable cases received during the year ended December 31, 2019 and the three months ended March 31, 2020, respectively, relate to our Target-Selector™ biomarker assays, we continue to receive orders for traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. The CTC enumeration counts disease burden and is a prognostic assay, and although valuable, it does not meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector™ assays.

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

*We are required to comply with laws governing the transmission, security and privacy of health information that require significant compliance costs, and any failure to comply with these laws could result in material criminal and civil penalties.

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

Moreover, HITECH, among other things, established certain health information security breach notification requirements, which were later further modified by the Final Omnibus Rule. In the event of a breach of unsecured protected health information, a covered entity must notify each individual whose protected health information is breached, federal regulators and in some cases, must publicize the breach in local or national media. Certain breaches may be publicized by federal regulators who publicly identify the breaching entity, the circumstances of the breach and the number of individuals affected.

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

Before our initial public offering, there was no public market for our common stock. Market prices for securities of early-stage life sciences companies have historically been particularly volatile. The factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

•	progress, or lack of progress, in performing, developing and commercializing our current assays and our planned future assays;
•	favorable or unfavorable decisions about our assays from government regulators, insurance companies or other third-party payers;
•	our ability to recruit and retain qualified research and development personnel;
•	changes in investors’ and securities analysts’ perception of the business risks and conditions of our business;
•	changes in our relationship with key collaborators;
•	changes in the market valuation or earnings of our competitors or companies viewed as similar to us;
•	changes in key personnel;
•	depth of the trading market in our common stock;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic;
•	changes in the structure of healthcare payment systems;
•	the granting or exercise of employee stock options or other equity awards;
•	realization of any of the risks described herein; and
•	general market and economic conditions.

In addition, the equity markets have experienced significant price and volume fluctuations that have affected the market prices for the securities of newly public companies for a number of reasons, including reasons that may be unrelated to our business or operating performance. The ongoing COVID-19 pandemic, for example, has negatively affected the stock market and investor sentiment and has resulted in significant volatility. These broad market fluctuations may result in a material decline in the market price of our common stock and you may not be able to sell your shares at prices you deem acceptable. In the past, following periods of volatility in the equity markets, securities class action lawsuits have been instituted against public companies. Such litigation, if instituted against us, could result in substantial cost and the diversion of management attention.

*Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum stockholders’ equity requirement, Nasdaq may take steps to de-list our common stock. For example, in May 2016, we received a letter from Nasdaq indicating that we are not in compliance with the minimum stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1), and in each of June 2016, November 2016, January 2018 and September 2019, we received letters from Nasdaq indicating that we are not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on The Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. Although we were able to regain compliance with the Nasdaq continued listing requirements discussed in the May 2016, June 2016, November 2016 and January 2018 letter, we have not yet regained compliance with the $1.00 minimum closing bid price requirement that was the subject of the September 2019 letter from Nasdaq. In March 2020, we requested and received an additional 180-day extension to regain compliance with the $1.00 minimum closing bid price requirement that was the subject of the September 2019 letter from Nasdaq. and, in light of the COVID-19 pandemic, Nasdaq tolled the 180-day compliance period effective April 16, 2020 until July 1, 2020. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options, including a reverse stock split, to regain compliance with the minimum closing bid price requirement. We are seeking stockholder approval of a reverse stock split at our 2020 annual meeting of stockholders. There can be no assurance that we will be able to regain compliance with the $1.00 minimum closing bid price requirement or maintain compliance with the other continued listing requirements of the Nasdaq Capital Market. If we fail to regain and/or maintain compliance with Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with Nasdaq’s listing requirements.

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

We had outstanding 131,100,133 shares of common stock as of April 20, 2020, of which no more than 31,415 are restricted securities that may be sold only in accordance with the resale restrictions under Rule 144 of the Securities Act. In addition, as of April 20, 2020, we had outstanding preferred stock convertible into 471,493 shares of our common stock, options to purchase 2,567,570 shares of our common stock, 360 shares of common stock were issuable upon the settlement of outstanding restricted stock units, or RSUs, and 15,178,020 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options or upon the settlement of outstanding RSUs generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

*Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, modified certain provisions of the Tax Cuts and Jobs Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

*Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

We are subject to taxation in numerous U.S. states and territories. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

*Our ability to use our estimated net operating loss carryforwards and certain other tax attributes may be limited.

Our ability to utilize our estimated federal net operating loss, carryforwards and federal tax credits may be limited under Sections 382 and 383 of the Code. Under the Tax Cuts and Jobs Act as modified by the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or the CARES Act. In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a cumulative change in its equity ownership by “5-percent shareholders” of greater than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its estimated pre-change net operating loss carryforwards and certain other tax attributes (such as research tax credits) to offset its post-change taxable income and taxes, as applicable, may be limited. As of December 31, 2019, we had estimated federal and state net operating loss carryforwards of approximately $54.9 million and $13.9 million, respectively, and estimated federal and California research and development tax credits of approximately $366,000 and $3.7 million, respectively, which could be limited if we have experienced or do experience any “ownership changes.” We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future. We believe, however, that multiple ownership changes likely occurred. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. We have estimated that the use of our net operating loss is limited and the amounts above remain fully offset by a valuation allowance.

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

Exhibit No.	Description of Exhibit
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
4.19

Form of Common Stock Warrant (incorporated by reference to Exhibit 4.19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-234459), as amended, filed with the SEC on December 6, 2019).

4.20	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.20 of the Registrant’s Registration Statement on Form S-1 (File No. 333-234459), as amended, filed with the SEC on November 8, 2019).
4.21	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 11, 2019).
4.22	Form of Warrant Amendment (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 9, 2020).
4.23	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 9, 2020).
10.1

Form of Securities Purchase Agreement, dated March 2, 2020, by and between the Registrant and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 3, 2020).

10.2

Placement Agency Agreement, dated March 2, 2020, by and between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 3, 2020).

10.3

Form of Securities Purchase Agreement, dated March 4, 2020, by and between the Registrant and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 5, 2020).

10.4

Placement Agency Agreement, dated March 4, 2020, by and between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 5, 2020).

10.5

Form of Securities Purchase Agreement, dated April 14, 2020, by and between the Registrant and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 15, 2020).

10.6

Placement Agency Agreement, dated April 14, 2020, by and between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 15, 2020).

31.1	Certification of Michael Nall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Timothy Kennedy, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit
32.1*	Certification of Michael Nall, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Timothy Kennedy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BIOCEPT, INC. (Registrant)

Date: May 14, 2020	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Timothy C. Kennedy
Timothy C. Kennedy
Chief Financial Officer, Senior Vice President of Operations
(Principal Financial and Accounting Officer)