Form 10-Q
period 2020-06-30
BIOCEPT INC
filed 2020-08-13
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, there were 133,934,314 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2020

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	June 30,
	2019	2020
		(unaudited)
Current assets:
Cash	$9,301,406	$24,053,269
Accounts receivable, net	3,527,078	3,179,217
Inventories, net	767,986	973,684
Prepaid expenses and other current assets	296,127	852,067
Total current assets	13,892,597	29,058,237
Fixed assets, net	1,504,330	1,336,726
Lease right-of-use assets - operating	729,330	587,839
Lease right-of-use assets - finance	1,606,387	2,035,610
Total assets	$17,732,644	$33,018,412
Current liabilities:
Accounts payable	$2,011,827	$1,933,025
Accrued liabilities	1,980,204	1,871,798
Current portion of lease liabilities - operating	842,452	603,999
Current portion of lease liabilities - finance	724,329	787,361
Supplier financings	—	435,376
Total current liabilities	5,558,812	5,631,559
Non-current portion of lease liabilities - finance	973,189	1,301,910
Total liabilities	6,532,001	6,933,469
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 authorized; 2,133 shares issued and outstanding at December 31, 2019 and June 30, 2020.	—	—
Common stock, $0.0001 par value, 150,000,000 authorized; 54,738,485 issued and outstanding at December 31, 2019; 131,213,237 issued and outstanding at June 30, 2020.	5,474	13,121
Additional paid-in capital	256,912,358	286,622,426
Accumulated deficit	(245,717,189)	(260,550,604)
Total shareholders’ equity	11,200,643	26,084,943
Total liabilities and shareholders’ equity	$17,732,644	$33,018,412

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2020	2019	2020
Net revenues	$1,191,323	$917,471	$2,215,562	$2,364,020
Costs and expenses:
Cost of revenues	2,673,323	2,517,902	5,272,687	5,464,760
Research and development expenses	1,148,280	1,588,716	2,371,571	2,901,392
General and administrative expenses	1,676,310	1,911,239	3,358,147	3,815,672
Sales and marketing expenses	1,614,732	1,333,271	2,989,292	2,798,386
Total costs and expenses	7,112,645	7,351,128	13,991,697	14,980,210
Loss from operations	(5,921,322)	(6,433,657)	(11,776,135)	(12,616,190)
Other income/ (expense):
Interest expense	(63,574)	(55,646)	(125,548)	(112,342)
Warrant inducement expense	(1,831,116)	—	(1,831,116)	(2,102,109)
Total other income/ (expense):	(1,894,690)	(55,646)	(1,956,664)	(2,214,451)
Loss before income taxes	(7,816,012)	(6,489,303)	(13,732,799)	(14,830,641)
Income tax expense	—	—	—	—
Net loss and comprehensive loss	$(7,816,012)	$(6,489,303)	$(13,732,799)	$(14,830,641)
Deemed dividend related to warrants down round provision	—	—	(99,743)	(2,774)
Net loss attributable to common shareholders	$(7,816,012)	$(6,489,303)	$(13,832,542)	$(14,833,415)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	20,466,224	127,173,744	16,670,184	103,086,834
Diluted	20,466,224	127,173,744	16,670,184	103,086,834
Net loss per common share:
Basic	$(0.38)	$(0.05)	$(0.83)	$(0.14)
Diluted	$(0.38)	$(0.05)	$(0.83)	$(0.14)

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

Biocept, Inc.

Condensed Statements of Shareholders’ Equity

(Unaudited)

(Continued)

	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2019	54,738,485	$5,474	2,133	$—	$256,912,358	$(245,717,189)	$11,200,643
Stock-based compensation expense	—	—	—	—	142,964	—	142,964
Shares issued upon exercise of common stock warrants	6,961,407	696	—	—	2,306,012	—	2,306,708
Shares issued upon cashless exercise of common stock warrants	6,080,000	608	—	—	(608)	—	—
Deemed dividends related to warrants downround provision	—	—	—	—	2,774	(2,774)	—
Shares issued for March 2, 2020 financing transaction, net of issuance costs	23,000,000	2,300	—	—	8,563,200	—	8,565,500
Shares issued for March 4, 2020 financing transaction, net of issuance costs	16,000,000	1,600	—	—	6,091,961	—	6,093,561
Shares issued for exercise of December 2019 overallotment warrants, net of issuance costs	1,927,500	193	—	—	659,765	—	659,958
Warrant inducement expense	—	—	—	—	2,102,109	—	2,102,109
Net loss	—	—	—	—	—	(8,341,338)	(8,341,338)
Balance at March 31, 2020	108,707,392	$10,871	2,133	$—	$276,780,535	$(254,061,301)	$22,730,105
Stock-based compensation expense	—	—	—	—	194,236	—	194,236
Shares issued upon exercise of common stock warrants	205,845	20	—	—	72,588	—	72,608
Shares issued for April 2020 financing transaction, net of issuance costs	22,300,000	2,230	—	—	9,575,067	—	9,577,297
Net loss	—	—	—	—	—	(6,489,303)	(6,489,303)
Balance at June 30, 2020	131,213,237	$13,121	2,133	$—	$286,622,426	$(260,550,604)	$26,084,943

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2019	2020
Cash Flows from Operating Activities
Net loss	$(13,732,799)	$(14,830,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	450,984	477,396
Amortization of right-of-use assets	(75,613)	(96,962)
Inventory reserve	8,872	54,202
Stock-based compensation	327,100	337,200
Warrant inducement expense	1,831,116	2,102,109
Loss on disposal of fixed assets	—	459
Increase/(decrease) in cash resulting from changes in:
Accounts receivable, net	(634,630)	347,861
Inventory	(27,122)	(259,900)
Prepaid expenses and other current assets	233,153	11,232
Accounts payable	(71,720)	(4,916)
Accrued liabilities	(279,244)	(108,406)
Net cash used in operating activities	(11,969,903)	(11,970,366)
Cash Flows from Investing Activities:
Purchases of fixed assets	(86,476)	(35,457)
Net cash used in investing activities	(86,476)	(35,457)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	16,779,772	24,236,358
Proceeds from exercise of common stock warrants	2,513,172	2,379,316
Proceeds from warrant exercise inducement, net	2,337,298	—
Proceeds from exercise of overallotment warrants	—	659,958
Payments on finance leases	(277,250)	(311,576)
Payments on supplier and other third-party financings	(129,389)	(206,370)
Net cash provided by financing activities	21,223,603	26,757,686
Net increase in Cash	9,167,224	14,751,863
Cash at Beginning of Period	3,423,373	9,301,406
Cash at End of Period	$12,590,597	$24,053,269
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$125,548	$112,342
Income taxes	$—	$—

Non-cash Investing and Financing Activities:

During the six months ended June 30, 2019 and 2020, Biocept, Inc., or the Company, financed insurance premiums of approximately $393,000 and $567,000, respectively, through third-party financings.

Fixed assets purchased totaling approximately $149,000 and $703,000 during the six months ended June 30, 2019 and 2020, respectively, were recorded as finance lease obligations and were excluded from cash purchases in the Company’s statements of cash flows (see Note 6).

The amount of unpaid fixed assets excluded from cash purchases in the Company’s statements of cash flows increased from approximately $25,000 at December 31, 2018 to approximately $53,000 at June 30, 2019 and increased from approximately $32,000 at December 31, 2019 to approximately $57,000 at June 30, 2020.

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

In June 2020, the Company entered into an amendment of its facility lease relating to its current facility in San Diego, California to extend the term of the lease originally set to expire in July 2020 to November 2020. Pursuant to the extension of the lease term, the Company recorded an additional lease right-of-use asset and lease liability of $482,000 (see Note 6).

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

Significant Accounting Policies

During the three and six months ended June 30, 2020, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except as described in Recent Accounting Pronouncements below.

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

The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more consideration than it originally estimated for a contract with a customer, it will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if the Company subsequently determines that the amount it expects to collect from a customer is less than it originally estimated, it will generally account for the change as a decrease in the estimate of the transaction price as a decrease to revenue, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized. Revenue recognized from changes in transaction prices was not significant during the three and six months ended June 30, 2019 and 2020.

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

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the three and six months ended June 30, 2019 and 2020, disaggregated by source and nature, are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2020	2019	2020
Net revenues from contracted payers*	$489,901	$261,620	$971,320	$761,808
Net revenues from non-contracted payers	628,477	579,398	1,125,847	1,396,811
Development services revenues	45,081	38,453	87,579	98,782
Kits and Blood Collection Tubes (BCT)	27,864	38,000	30,816	106,619
Total net revenues	$1,191,323	$917,471	$2,215,562	$2,364,020

*Includes Medicare and Medicare Advantage, as reimbursement amounts are fixed.

	For the three months ended June 30,		For the six months ended June 30,
	2019	2020	2019	2020
Net commercial revenues recognized upon delivery	$1,118,378	$841,018	$2,009,364	$2,158,619
Development services revenues recognized upon delivery	45,081	38,453	87,579	98,782
Commercial revenues recognized upon cash collection	—	—	87,803	—
Kits and Blood Collection Tubes (BCT)	27,864	38,000	30,816	106,619
Total net revenues	$1,191,323	$917,471	$2,215,562	$2,364,020

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

The Company's third-party payers that represent more than 10% of total net revenues in any period presented, as well as their related net revenue amount as a percentage of total net revenues, during the three and six months ended June 30, 2019 and 2020 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2020	2019	2020
Medicare and Medicare Advantage	43%	30%	45%	34%
Blue Cross Blue Shield	20%	29%	17%	29%
United Healthcare	8%	8%	10%	6%

The Company's third-party payers that represent more than 10% of total net accounts receivable, and their related net accounts receivable balance as a percentage of total net accounts receivable, at December 31, 2019 and June 30, 2020 were as follows:

	December 31, 2019	June 30, 2020
Blue Cross Blue Shield	26%	30%
Medicare and Medicare Advantage	17%	13%
United Healthcare	12%	11%
Aetna	7%	11%

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

2. Liquidity and Going Concern Uncertainty

As of June 30, 2020, the Company had $24.1 million of cash and an accumulated deficit of $260.6 million. For the year ended December 31, 2019 and the six months ended June 30, 2020, the Company incurred net losses of $25.1 million and $14.8 million, respectively. At June 30, 2020, the Company had aggregate net interest-bearing indebtedness of $2.1 million, of which $787,000 was due within one year, in addition to $2.4 million of other non-interest-bearing current liabilities. While Management believes that, absent the COVID-19 pandemic, based on historical and planned cash usage, the Company’s current cash would have supported its operations through most of 2021, due to the uncertainty introduced by the impact of COVID-19 on revenues and cash usage, there is uncertainty as to the period of time for which existing cash can support the Company’s ongoing operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued. The accompanying condensed financial statements and notes have been prepared assuming that the Company will continue as a going concern. The accompanying condensed financial statements and notes do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

On March 11, 2020 the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide.  In addition, as we are located in California, we are currently under a shelter in place mandate and many of our clients worldwide are similarly impacted.  As a healthcare provider, we are allowed to remain open in compliance with the shelter in place mandate and continue to provide critical information for patients diagnosed with cancer. However, the COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. We estimate that the COVID-19 pandemic led to an approximate 15 to 25% decline in commercial volume from current customers, and also impacted opportunities for us to gain new customers with the closing of many physician offices and labs.  We are continuing to vigilantly monitor the situation with our primary focus on the health and safety of our employees and clients.

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

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Until the Company can generate significant cash from operations, including assay revenues, management’s plans to obtain such resources for the Company include proceeds from offerings of the Company’s equity securities or debt, cash received from the exercise of outstanding common stock warrants, or transactions involving product development, technology licensing or collaboration. Management can provide no assurances that any sources of a sufficient amount of financing will be available to the Company on favorable terms, if at all.  Based on the above, the Company’s management concluded that the going concern uncertainty has not been alleviated and as such, there is substantial doubt about the Company’s ability to continue as a going concern as of June 30, 2020.

3. Sales of Equity Securities

On January 18, 2019, the Company completed an offering of 990,000 shares of its common stock. The shares were sold at a purchase price of $2.25 per share and the net proceeds to the Company from this offering were approximately $2.0 million, after deducting expenses related to the offering including dealer-manager fees and expenses.

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

On May 28, 2019, the Company entered into Warrant Exercise Agreements, or the Exercise Agreements, with certain of the holders of its existing warrants, or the Exercising Holders. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holders would cash exercise up to 20% of their Existing Warrants, or the Investor Warrants, into shares of common stock underlying such Existing Warrants, or the Exercised Shares. In order to induce the Exercising Holders to cash exercise the Investor Warrants, the Exercise Agreements provided for the issuance of new warrants, or Inducement Warrants, with such Inducement Warrants to be issued in an amount equal to 75% of the number of Exercised Shares underlying any Investor Warrants that was cash exercised by July 15, 2019. The Inducement Warrants were exercisable upon issuance and terminate on the date that is five-years and six-months following the initial exercise date. The Inducement Warrants have an exercise price per share of $1.31.  A total of 2,062,966 Investor Warrants were exercised contemporaneously with the execution of the Exercise Agreements resulting in total proceeds to the Company of $2.3 million, net of investment banking fees. The Inducement Warrants issued in connection with the Exercise Agreement were considered inducement warrants and are classified in equity. The fair value of the warrants issued was approximately $1.8 million (see valuation assumptions in Note 4). The fair value of the Inducement Warrants of $1.8 million was expensed as warrant inducement expense in the accompanying condensed statements of operations for the three and six months ended June 30, 2019.

In January 2020, the Company issued an aggregate of 6,927,258 shares of its common stock pursuant to the exercise of certain warrants issued by the Company in February 2019 and March 2019, as part of a warrant repricing and exchange transaction. As part of the warrant repricing and exchange transaction, the Company issued an aggregate of 6,927,258 new warrants in exchange for the exercise of the February 2019 and March 2019 warrants and received net proceeds of approximately $2.3 million. As a result of the warrant repricing, the exercise price of warrants to purchase an aggregate of 896,578 shares of common stock issued by the Company in January 2018 was adjusted from $0.405 to $0.3495 per share. In January 2020, the Company issued 1,927,500 shares of common stock pursuant to the partial exercise of the underwriters’ overallotment option from the Company’s December 2019 public offering. The net proceeds to the Company from the overallotment closing, was approximately $700,000. The warrants issued in connection with the warrant repricing and exchange transaction were considered inducement warrants and are classified in equity. In addition, the modification expense associated with the change in fair value due to the repricing of February and March 2019 warrants is recorded as inducement expense, which was approximately $191,000. The fair value of the warrants issued was approximately $1.9 million. The fair value of the inducement warrants and warrant modification of $2.1 million was expensed as warrant inducement expense in the accompanying condensed statements of operations for the six months ended June 30, 2020.

On March 2, 2020, the Company sold and issued 23,000,000 shares of its common stock at a negotiated purchase price of $0.40 per share in a registered direct offering and received net cash proceeds of approximately $8.6 million after deducting placement agent fees and other expenses.

On March 4, 2020, the Company sold and issued 16,000,000 shares of its common stock at a negotiated purchase price of $0.41 per share in a registered direct offering and received net cash proceeds of approximately $6.1 million after deducting placement agent fees and other expenses.

On April 16, 2020, the Company sold and issued 22,300,000 shares of its common stock at a negotiated purchase price of $0.46 per share in a registered direct offering and received net cash proceeds of approximately $9.6 million after deducting placement agent fees and other expenses.

4. Fair Value Measurement

The estimated nonrecurring fair value measurements associated with fixed asset purchases recorded as right-of-use asset finance lease obligations totaling approximately $703,000 during the six months ended June 30, 2020 were calculated as the present value of the lease payments based on contractual payment amounts and estimated market rates.  Upon adoption of guidance in ASC Topic 842 Leases, the estimated fair value of the right-of-use operating lease asset was recorded based on present value of future lease payments based contractual payment amounts and estimated market rates in effect.

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

As of the closing of the Company’s May 2019 warrant inducement transaction, the estimated grant date fair value of approximately $1.18 per share associated with the Inducement Warrants to purchase up to 1,547,226 shares of common stock issued in the transaction, or a total of approximately $1.8 million, was recorded as a warrant inducement expense with an offset to additional paid-in capital. The Inducement Warrants have an exercise price of $1.31 per share, are exercisable immediately and expire 5.5 years from the date of issuance. The fair value of the Inducement Warrants was estimated using a Black-Scholes model with the following assumptions:

Beginning stock price	$1.29
Exercise price	$1.31
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.05%
Expected life (in years)	5.50
Expected volatility	145.9%

As of the closing of the Company’s January 2020 warrant repricing and exchange transaction, the estimated grant date fair value of approximately $0.28 per share associated with the warrants to purchase up to 6,927,258 shares of common stock issued in the transaction, or a total of approximately $1.9 million, was recorded as a warrant inducement expense with an offset to additional paid-in capital. All warrants issued in this warrant inducement transaction have an exercise price of $0.3495 per share, became exercisable beginning 6 months from issuance and expire 5.5 years from the date of issuance. The fair value of the warrants was estimated using a Black-Scholes model with the following assumptions:

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

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	June 30,
	2019	2020
Fixed Assets
Machinery and equipment	$2,857,538	$2,925,530
Furniture and office equipment	156,987	156,987
Computer equipment and software	1,552,891	1,552,891
Leasehold improvements	570,173	570,173
Construction in process	625,038	570,208
Total fixed assets, gross	5,762,627	5,775,789
Less accumulated depreciation and amortization	(4,258,297)	(4,439,063)
Total fixed assets, net	$1,504,330	$1,336,726
Accrued Liabilities
Accrued payroll	$298,855	$312,306
Accrued vacation	622,792	799,203
Accrued bonuses	748,742	525,034
Accrued sales commissions	89,562	88,546
Accrued other	220,253	146,709
Total accrued liabilities	$1,980,204	$1,871,798

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

Finance Leases

The Company leases certain laboratory equipment under arrangements previously accounted for as capital leases, classified on the Company’s balance sheet as fixed assets and related lease liabilities and depreciated on a straight-line basis over the lease term.  Upon adoption of ASC 842, leased equipment previously classified as fixed assets totaling $1.4 million in net book value were reclassified to lease right-of-use assets in accordance with the guidance. The equipment under finance leases is depreciated on a straight-line basis over periods ranging from approximately 3 to 7 years. The total gross value of equipment capitalized under such lease arrangements was approximately $3,125,000 and $3,917,000 at December 31, 2019 and June 30, 2020, respectively. Total accumulated depreciation related to equipment under finance leases was approximately $1,606,000 and $1,885,000 at December 31, 2019 and June 30, 2020, respectively. Total depreciation expense related to equipment under finance leases during the three months ended June 30, 2019 and 2020 was approximately $89,000 and $130,000, and was approximately $231,000 and $274,000 during the six months ended June 30, 2019 and 2020, respectively.

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

In April 2020, the Company entered into finance leases for a capitalized amount of $161,000 for laboratory testing equipment and manufacturing tooling. Under the terms of the equipment financing agreement, which was accounted for as a finance lease transaction, the principal balance plus interest for the equipment are to be repaid in full in 60 monthly installments of $3,337 totaling approximately $185,000 through March 2025.

In June 2020 the Company entered into finance leases for a capitalized amount of $334,000 for equipment and laboratory management software. Under the terms of the equipment financing agreement, which was accounted for as a finance lease transaction, the principal balance plus interest for the equipment are to be repaid in full in installments ranging from 36 to 60 monthly installments of $8,966 totaling approximately $469,000 through June 2025.

Operating Lease

The Company leases its primary laboratory and office facilities in San Diego, California.  This lease is classified as an operating lease in accordance with the ASC 842 guidance.  The average monthly cash payment for the operating lease is approximately $120,000 per month, with the original lease term initially scheduled to end on July 31, 2020.  The Company recorded a lease right-of-use asset and lease liability of $1,930,000 and $2,201,000, respectively, as of January 1, 2019, based on present value of payments and an incremental borrowing rate of 4.5%.

On June 5, 2020, the Company entered into a fifth amendment (the “Amendment”) to its lease agreement with ARE-SC Region No. 18, LLC, dated March 31, 2004, relating to its current facility in San Diego, California.  Pursuant to the Amendment, the expiration date of the Lease was extended from July 31, 2020 to November 30, 2020.  The monthly base rent during the extended term will be the current monthly rate paid by the Company.  The Company will also pay additional rent and all other charges as set forth in the Lease through the expiration date.  During the six months ended June 30, 2020, pursuant to the extension of the expiration date of the lease, the Company recorded an additional lease right-of-use asset and lease liability of $482,000.

On June 1, 2020, the Company entered into a lease for a 39,000 square foot headquarters, manufacturing and laboratory facility in San Diego, California. The lease is anticipated to commence on December 1, 2020 and is for a term of 127 months from the commencement date.  The average monthly cash payment for the lease is approximately $128,000 per month with initial monthly lease payments at $111,000 per month.

In addition, the Company reviews agreements at inception to determine if they include a lease, and when they do, uses its incremental borrowing rate or implicit interest rate to determine the present value of the future lease payments.

The following schedule sets forth the components of right-of-use lease assets as of December 31, 2019 and June 30, 2020 as follows:

	December 31,	June 30,
	2019	2020
Lease right-of-use assets:
Operating	729,330	$587,839
Finance	1,606,387	2,035,610
Total	$2,335,717	$2,623,449

The following schedule sets forth the current portion of operating and finance lease liabilities as of December 31, 2019 and June 30, 2020:

	December 31,	June 30,
	2019	2020
Current portion of lease liability:
Operating	842,452	$603,999
Finance	724,329	787,361
Total	$1,566,781	$1,391,360

The following schedule sets forth the long-term portion of operating and finance lease liabilities as of December 31, 2019 and June 30, 2020:

	December 31,	June 30,
	2019	2020
Long-term portion of lease liability:
Operating	$—	$—
Finance	973,189	1,301,910
Total	$973,189	$1,301,910

The following schedule represents the components of lease expense for the three and six months ended June 30, 2019 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2020	2019	2020
Lease cost
Finance lease cost
Amortization of right-of-use assets	$119,599	$129,576	$229,929	$274,106
Interest on lease liabilities	63,574	50,975	125,548	107,672
Operating lease cost	318,005	318,005	636,010	636,010
Total	$501,178	$498,556	$991,487	$1,017,788

The following schedule sets forth the remaining future minimum lease payments outstanding under finance and operating leases, as well as corresponding remaining sales tax and maintenance obligation payments that are expensed as incurred and due within each respective year ending December 31, as well as the present value of the total amount of the remaining minimum lease payments as of June 30, 2020:

	Finance		Operating
	Minimum	Maintenance and	Minimum
	Lease	Sales Tax Obligation	Lease
	Payments	Payments	Payments
2020	$471,266	$49,161	$610,810
2021	730,247	81,035	—
2022	606,797	69,481	—
2023	466,170	70,231	—
Thereafter	255,733	23,163	—
Total payments	2,530,213	293,071	610,810
Less amount representing interest	(440,942)	—	(6,811)
Present value of payments	$2,089,271	$293,071	$603,999

The following schedule sets forth supplemental cash flow information related to operating and finance leases as of June 30, 2020:

	For the six months ended June 30,
	2019	2020
Other information
Operating cash flows from finance leases	$125,548	$107,672
Operating cash flows from operating leases	$711,624	$732,973
Financing cash flows from finance leases	$277,250	$311,576

The aggregate weighted average remaining lease term was 3.41 years on finance leases and 0.09 years on operating leases as of June 30, 2020.  The aggregate weighted average discount rate was 19.69% on finance leases and 4.5% on operating leases as of June 30, 2020.  During the six months ended June 30, 2020, the Company added $703,000 of right of use assets in exchange for finance lease liabilities.  In addition, upon adoption of the accounting guidance in ASC 842, $1.4 million of net machinery and equipment was reclassified to lease right-of-use assets related to assets under finance leases and $1.9 million of right-of-use facility lease was recorded under operating lease.

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

At the Company’s annual meeting of stockholders held on June 5, 2020, the Company’s stockholders approved amendments to the 2013 Plan, which included an increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 7,300,000 shares. As of June 30, 2020, 124,211 shares of the Company’s common stock were authorized exclusively for the issuance of stock awards to employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules.

As of June 30, 2020, under all plans, a total of 10,364,098 non-inducement shares were authorized for issuance, 2,571,712 shares had been issued with 2,453,885 non-inducement stock options and restricted stock units, or RSUs, underlying outstanding awards, and 7,919,339 non-inducement shares were available for grant. As of June 30, 2020, 118,368 inducement shares were authorized for issuance, 118,368 inducement shares had been issued under the 2013 Plan, with 117,534 inducement stock options and RSUs underlying outstanding awards and no inducement shares available for grant.

Stock Options

A summary of stock option activity for the six months ended June 30, 2020 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2019	2,732,023	$3.66	9.25
Granted	86,739	$0.43
Exercised	—	—
Cancelled/forfeited/expired	(247,050)	$1.78
Outstanding at June 30, 2020	2,571,712	$3.73	8.80
Vested and unvested expected to vest at June 30, 2020	2,514,856	$3.80	8.62

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest at December 31, 2019 and June 30, 2020 were each approximately zero.

The assumptions used in the Black-Scholes pricing model for stock options granted during the six months ended June 30, 2020 were as follows:

Stock and exercise prices	$0.27 - $0.71
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	0.38% – 1.37%
Expected life (in years)	5.0 – 5.96
Expected volatility	146.1% - 171.1%

Restricted Stock

A summary of RSU activity for the six months ended June 30, 2020 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2019	360	$415.80
Granted	—	—
Vested and issued	—	—
Forfeited	—	—
Outstanding at June 30, 2020	360	$415.80
Vested and unvested expected to vest at June 30, 2020	360	$415.80

At June 30, 2020, the intrinsic values of RSUs outstanding and RSUs unvested and expected to vest were each approximately $100. Of the 360 RSUs outstanding at June 30, 2020, all were fully vested.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statements of operations and comprehensive loss during the periods presented:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2020	2019	2020
Stock Options
Cost of revenues	$17,073	$30,752	$25,220	$53,565
Research and development expenses	36,922	29,082	65,116	53,517
General and administrative expenses	145,037	103,345	192,618	197,759
Sales and marketing expenses	25,609	31,057	44,146	32,359
Total expenses related to stock options	$224,641	$194,236	$327,100	$337,200

Stock-based compensation expense was recorded net of estimated forfeitures of 0% - 8% per annum during each of the three and six months ended June 30, 2019 and 2020. As of June 30, 2020, total unrecognized share-based compensation expense related to unvested stock options and RSUs, adjusted for estimated forfeitures, was $1,547,918 and is expected to be recognized over a weighted-average period of approximately 2.8 years.

8. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity for the six months ended June 30, 2020 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2019	27,484,249	$1.86	4.6
Issued	8,854,758	0.36
Exercised	(21,254,752)	0.67
Expired	(19,339)	140.40
Outstanding at June 30, 2020	15,064,916	$2.47	4.2

All warrants outstanding at June 30, 2020 are exercisable, except for the warrants issued in January 2020 pursuant to the repricing and exchange transaction, which have a term of 5.5 years and became exercisable on the six-month anniversary of issuance, July 10, 2020. The intrinsic value of equity-classified common stock warrants outstanding at June 30, 2020 was zero.

9. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three and six months ended June 30, 2019 and 2020, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the six months ended
	June 30,
	2019	2020
Preferred warrants outstanding (number of common stock equivalents)	17	—
Common warrants outstanding	15,197,249	15,064,916
RSUs outstanding	360	360
Convertible preferred stock outstanding (number of common stock equivalents)	471,393	471,393
Common options outstanding	2,768,443	2,571,712
Total anti-dilutive common share equivalents	18,437,462	18,108,381

10. Commitments and Contingencies

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any legal proceedings or aware of any threatened legal proceedings that are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

During the three months ended June 30, 2019 and 2020, total expense recorded in the Company’s unaudited condensed statements of operations and comprehensive loss for sales tax and maintenance obligations associated with equipment financing arrangements was approximately $23,000 and $30,000, respectively, with approximately $47,000 and $62,000 recorded during the six months ended June 30, 2019 and 2020, respectively. At December 31, 2019 and June 30, 2020, approximately $78,000 and $75,000, respectively, of such sales tax and maintenance obligations incurred but not paid were recorded in accrued other liabilities in the Company’s balance sheet (see Note 5). Future amounts totaling approximately $293,000 for sales tax and maintenance obligations associated with financed equipment were due under equipment financing arrangements at June 30, 2020, which will be expensed as incurred (see Note 6).

11. Related Party Transactions

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received payments totaling approximately $19,000 and $26,000 during the years ended December 31, 2018 and 2019, respectively, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement.  On December 11, 2019, the Company entered into a First Amendment to Assignment and Exclusive Cross-License Agreement with Aegea pursuant to which the Company obtained a royalty bearing license for a certain patent.  The Company agreed to pay Aegea, effective January 1, 2019, a royalty of 10% on the Company’s sale of research use only, or RUO, and import research use only reagents and kits in the field of oncology, where the sample types are tissue, whole blood, bone marrow, cerebrospinal fluid or derivatives of any of the foregoing.  As of December 31, 2019 and June 30, 2020, the Company has accrued approximately $7,500 and $3,000 for royalty expenses, respectively, related to this arrangement.  On June 3, 2020, the Company announced entering into a development agreement with Aegea focused on the co-development by Biocept and Aegea of a highly sensitive PCR-based assay designed by Aegea for detecting the COVID-19 virus.  Pursuant to the agreement, the Company will receive compensation for development services performed based on time and materials expended. During the three months ended June 30, 2020, the Company recorded development service revenues of approximately $2,100 and had approximately $2,100 accounts receivable due from Aegea as of June 30, 2020, related to this agreement.

12. Subsequent Events

In July 2020, the warrants issued in the January 2020 Warrant Exercise Inducement offering became exercisable.  During the period between July 10, 2020 and August 7, 2020, holders exercised 5,027,667 warrants in cashless exercise transactions for 2,687,744 shares of the Company’s common stock.  In addition, on August 7, 2020, holders of the Company’s January 2018 warrant exercised 33,333 warrants for $0.3495 per share.

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

Our current assays and clinical trial services include:

•

CTC and ctDNA Testing. Our current assays and our other planned cancer diagnostic assays are based on our Target-Selector™ technologies. After completing testing, we or our partners provide our customers with an easy to understand report that describes the results of the analyses performed, which is designed to help medical oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians make better decisions about the treatment of their patients.

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

In April 2020, we announced the availability of RUO kits that can allow molecular laboratories around the world to utilize Biocept’s Target-Selector™ molecular assay kits to detect key oncogene mutations through the analysis of both Formalin-Fixed Paraffin-Embedded (FFPE) tissue gained from surgical biopsies as well as circulating tumor DNA (ctDNA) gained from blood-based liquid biopsies.  In addition, we announced the award of CE (Conformité Européene)-IVD Mark for our Target-Selector™ molecular assay EGFR kit.

In May 2020, we announced the availability of a Target-Selector™ molecular assay RUO kit for the detection of BRAF mutations.

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

In March 2020 we announced publication of clinical data in the peer-reviewed Journal of Clinical Pathology that further validates the Company's Target Selector™ qPCR Assay using "Switch Blocker" technology to identify cancer-related mutations in liquid biopsy samples.  The study examined 127 clinical assays for mutations commonly associated with cancer found in the EGFR, BRAF and KRAS genes. Each Target Selector™ assay in the study demonstrated extremely high accuracy, sensitivity and specificity when compared to results obtained from tissue samples, showing a 93%-96% concordance to blinded tissue samples across all assays.

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

In June 2020 we announced that we entered into a managed care provider agreement with Medical Cost Containment Professional LLC (MCCP), to process out-of-network claims for Biocept’s Target SelectorTM liquid biopsy testing. MCCP is a reference-based pricing insurance network that includes more than 150,000 providers nationwide.

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

We have issued patents with broad claims covering our blood collection tube, antibody cocktail approach, microchannel, CTC detection methodologies, and ctDNA analysis. In addition to issued patents in the U.S., we have patents for our proprietary microchannel in China, South Korea, Europe, Hong Kong, Canada and Japan, and for our antibody cocktail in Australia, Europe, Canada, China, Hong Kong and Japan. Our patent estate continues to evolve, and in addition to the broad patent estate around our CTC platform, we also have issued patents in the U.S., Australia, Brazil, Europe, Japan, China and South Korea for our novel switch blocker technology, solidifying our proprietary enrichment methodology for detecting ctDNA with very high sensitivity. Our CTC platform patents were filed from 2005 through 2012, and we expect to have patent protection into the 2030s. Our CTC patents and applications cover not only cancer as a target, but also prenatal and other rare cells of interest. Recently allowed patents in the U.S. cover the capture of “any target of interest on any solid surface” using our antibody capture approach. The patent for our proprietary specimen collection tubes expire in 2031, and the patents for our ctDNA technology expire in the early 2030s.

As of June 30, 2020, we owned 40 issued patents and 10 patents pending related to our current technologies. Of these, 10 were issued and 3 were pending patents in the U.S., while 30 were issued and 9 were pending patents in non-U.S. territories. Separately, we also owned 7 issued patents related to our earlier microarray and cell analysis technology.

COVID-19 Pandemic

On March 11, 2020 the World Health Organization declared the disease cause by the novel strain of COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. In addition, as we are located in California, we are currently under a shelter-in-place mandate and many of our clients worldwide are similarly impacted.  The COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  We estimate that the COVID-19 pandemic led to an approximate 15 to 25% decline in commercial volume from current customers, and also impacted opportunities for us to gain new customers with the closing of many physician offices and labs.  We are continuing to vigilantly monitor the situation with our primary focus on the health and safety of our employees and clients.

In April 2020, we announced that we verified a COVID-19 molecular diagnostic test and that we will begin accepting physician-ordered testing requests.  The testing volume has initially been limited by the national shortage of specimen collection kits.  On June 22, 2020, we announced the availability of 10,000 specimen collection kits for COVID-19 testing for physician ordering.  Collected specimens are shipped to our high-complexity, CLIA-certified, CAP-accredited and BSL-2 safety level laboratory in San Diego with results returned to ordering physicians in an estimated 24 to 48 hours.  In addition, we announced that we are developing and will manufacture our own collection kits and expect them to be available in the third quarter of 2020.  On June 3, 2020, we announced entering into a development agreement with Aegea focused on the co-development by Biocept and Aegea of a highly sensitive PCR-based assay designed by Aegea for detecting the COVID-19 virus.

Results of Operations

Three Months Ended June 30, 2019 and 2020

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three months ended June 30,		Change
	2019	2020	$	%
(dollars in thousands)
Net revenues	$1,191	$917	$(274)	(23%)
Cost of revenues	2,673	2,517	(156)	(6%)
Research and development expenses	1,148	1,589	441	38%
General and administrative expenses	1,676	1,911	235	14%
Sales and marketing expenses	1,615	1,333	(282)	(17%)
Loss from operations	(5,921)	(6,433)	(512)	9%
Interest expense	(64)	(56)	8	(13%)
Warrant inducement expense	(1,831)	—	1,831	(100%)
Loss before income taxes	(7,816)	(6,489)	1,327	(17%)
Income tax expense	—	—	—	0%
Net loss	$(7,816)	$(6,489)	$1,327	(17%)

Net Revenues

Net revenues were approximately $917,000 for the three months ended June 30, 2020, compared with approximately $1,191,000 for the same period in 2019, a decrease of $274,000, or 23%, which is primarily due to a decrease in accession volume over the same period in the prior year.  The decrease in accession volume is attributable to the impact of the COVID-19 pandemic on our oncology testing volume which is partially offset by our launch of COVID-19 testing in the second quarter of 2020.

The net estimated revenue per commercial accession delivered during the three months ended June 30, 2020 was $830, based on 1,013 commercial accessions delivered, while during the three months ended June 30, 2019 it was approximately $1,041, based on 1,074 commercial accessions delivered. The decrease in net estimated revenue per commercial accession delivered as compared to the prior year is primarily the result of lower net revenue per accession delivered from the portion of our accession volume related to COVID-19 testing.

The following table sets forth certain information regarding commercial accessions received, excluding the COVID-19 accessions, during the three months ended June 30, 2019 and 2020:

	Three months ended June 30,		Change
	2019	2020	# / $	%
# Commercial accessions received	1,066	897	(169)	(16%)
$ Value estimated per commercial accession received	$1,145	$1,336	$191	17%

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

Additionally, overall development revenues stayed relatively flat as compared to the same period in the prior year. The net revenue per accession increased primarily due to the higher number of biomarkers ordered during period as compared to the same period in the prior year, partially offset by a lower number of development services accessions delivered as follows:

	Three months ended June 30,		Change
	2019	2020	# / $	%
# Development services accessions delivered	127	90	(37)	(29%)
$ Value per development services accession delivered	$355	$427	72	20%

Costs and Expenses

Cost of Revenues.  Cost of revenues was approximately $2,517,000 for the three months ended June 30, 2020, compared with approximately $2,673,000 for the same period in 2019, representing a decrease of $156,000 or 6%, primarily due to lower volumes in the three months ended June 30, 2020 as compared to the same period in the prior year, which we believe is primarily attributable to the COVID-19 pandemic.  Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, shipping and other direct costs, as well as equipment depreciation and software amortization expenses.

Research and Development Expenses. Research and development expenses were approximately $1,589,000 for the three months ended June 30, 2020, compared with approximately $1,148,000 for the same period in 2019, representing an increase of $441,000, or 38%. The increase was primarily attributable to costs related to launching our COVID-19 testing during the three months ended June 30, 2020, ongoing development and validation costs related oncology liquid biopsy panels and laboratory testing automation projects.  Research and development expenses are comprised of, but not limited to, personnel costs, material, shipping and other direct costs, computer and laboratory equipment maintenance and facility related costs.

General and Administrative Expenses. General and administrative expenses were approximately $1,911,000 for the three months ended June 30, 2020, compared with approximately $1,676,000 during the same period in 2019, representing an increase of $235,000 or 14% as compared to the same period in the prior year. The increase is primarily related to higher directors and officer’s liability insurance and legal costs as compared to the prior year period. General and administrative expenses are comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1,333,000 for the three months ended June 30, 2020 compared with approximately $1,615,000 for the same period in 2019, representing a decrease of $282,000, or 17%. The decrease was primarily attributable to significant decrease in sales and marketing activities due to pandemic related shutdowns and travel restrictions. Sales and marketing expenses are comprised of, but not limited to, personnel costs, trade show and other marketing related expenses, as well as office and other costs.

Interest Expenses.  Interest expenses were approximately $56,000 for the three months ended June 30, 2020 compared with approximately $64,000 for the same period in 2019, a decrease of $8,000 or 13% reflecting market interest rates on finance leases trending lower.

Warrant Inducement Expense.  Warrant inducement expense was $0 for the three months ended June 30, 2020 compared with approximately $1,831,000 for the same period in 2019.  Warrant inducement expense related in the three months ended June 30, 2019 related to recognizing the fair value of the inducement warrants issued in May 2019 in connection with the warrant exercise offering of $1.8 million in equity and recognizing as a warrant inducement expense.

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

We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future, however, we believe multiple ownership changes likely occurred. As a result, we have estimated that the use of our net operating loss is limited and the remaining net operating loss carryforwards and research and development credits we estimate can be used in the future remain fully offset by a valuation allowance to reduce the net asset to zero.

Results of Operations

Six Months Ended June 30, 2019 and 2020

The following table sets forth certain information concerning our results of operations for the periods shown:

	Six months ended June 30,		Change
	2019	2020	$	%
(dollars in thousands)
Net revenues	$2,216	$2,364	$148	7%
Cost of revenues	5,273	5,465	192	4%
Research and development expenses	2,372	2,902	530	22%
General and administrative expenses	3,358	3,816	458	14%
Sales and marketing expenses	2,989	2,798	(191)	(6%)
Loss from operations	(11,776)	(12,617)	(841)	7%
Interest expense	(126)	(113)	13	(10%)
Warrant inducement expense	(1,831)	(2,102)	(271)	15%
Loss before income taxes	(13,733)	(14,832)	(1,099)	8%
Income tax expense	—	—	—	0%
Net loss	$(13,733)	$(14,832)	$(1,099)	8%

Net Revenues

Net revenues were approximately $2,364,000 for the six months ended June 30, 2020, compared with approximately $2,216,000 for the same period in 2019, an increase of $148,000, or 7%, which is primarily due to an increase in net revenues per accession partially offset by a decrease in accession volumes over the same period in the prior year, which we believe is primarily attributable to the COVID 19 pandemic.

The net estimated revenue per commercial accession delivered during the six months ended June 30, 2020 was $1,063, based on 2,031 commercial accessions delivered, while during the six months ended June 30, 2019 it was approximately $1,030, based on 2,035 commercial accessions delivered.

The following table sets forth certain information regarding commercial accessions received during the six months ended June 30, 2019 and 2020:

	Six months ended June 30,		Change
	2019	2020	# / $	%
# Commercial accessions received	2,077	2,056	(21)	(1%)
$ Value estimated per commercial accession received	$1,108	$1,354	$246	22%

Additionally, overall development revenues stayed relatively flat as compared to the same period in the prior year. The net revenue per accession increased primarily due to the higher number of biomarkers ordered during period as compared to the same period in the prior year, partially offset by a lower number of development services accessions delivered as follows:

	Six months ended June 30,		Change
	2019	2020	# / $	%
# Development services cases delivered	264	240	(24)	(9%)
$ Value per development services accession delivered	$330	$412	$82	25%

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $5,487,000 for the six months ended June 30, 2020 compared to approximately $5,273,000 for the same period in 2019, as we continued to leverage the fixed components of our costs.  Cost of revenues as a percentage of net revenues decreased by approximately 7% for the six months ended June 30, 2020 as compared to the same period in the prior year. Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, shipping and other direct costs, as well as equipment depreciation and software amortization expenses.

Research and Development Expenses. Research and development expenses were approximately $2,902,000 for the six months ended June 30, 2020, compared with approximately $2,372,000 for the same period in 2019, an increase of $530,000, or 22%. The increase was primarily attributable to costs related to launching our COVID-19 testing during the six months ended June 30, 2020, ongoing development and validation costs related oncology liquid biopsy panels and laboratory testing automation projects.  Research and development expenses are comprised of, but not limited to, personnel costs, material, shipping and other direct costs, computer and laboratory equipment maintenance and facility related costs.

General and Administrative Expenses. General and administrative expenses were approximately $3,816,000 for the six months ended June 30, 2020, compared with approximately $3,358,000 during the same period in 2019, an increase of $458,000, or 14%. The increase was due to reporting a department previously under sales and marketing under general and administrative costs beginning in mid-2019, as well as higher directors and officer’s liability insurance and legal costs as compared to the prior year.  General and administrative expenses are comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $2,798,000 for the six months ended June 30, 2020 compared with approximately $2,989,000 for the same period in 2019, a decrease of $191,000, or 6%. The decrease was primarily attributable to significant decrease in our sales and marketing costs due to pandemic related shutdowns and travel restrictions. Sales and marketing expenses are comprised of, but not limited to, personnel costs, trade show and other marketing related expenses, as well as office and other costs.

Interest Expenses.  Interest expenses were approximately $113,000 for the six months ended June 30, 2020 stayed relatively flat with approximately $126,000 for the same period in 2019.  Interest expenses are comprised of interest incurred related to finance leases used to obtain equipment.

Warrant Inducement Expense.  Warrant inducement expense was approximately $2,102,000 for the six months ended June 30, 2020 compared with approximately $1,831,000 for the same period in 2019, an increase of $271,000.  The increase was due to a higher fair value recognized in the first quarter of 2020 for the inducement warrants issued in January 2020 and warrant modification costs than for the inducement warrants issued in the May 2019 in connection with the warrant exercise offering.

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

We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future, however, we believe multiple ownership changes likely occurred. As a result, we have estimated that the use of our net operating loss is limited and the remaining net operating loss carryforwards and research and development credits we estimate can be used in the future remain fully offset by a valuation allowance to reduce the net asset to zero.

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Six months ended June 30,
	2019	2020
(dollars in thousands)
Cash provided by/ (used in):
Operating activities	$(11,970)	$(11,970)
Investing activities	(86)	(35)
Financing activities	21,224	26,758
Net increase in cash	$9,168	$14,753

Cash Used in Operating Activities. Net cash used in operating activities was $12.0 million for the six months ended June 30, 2020, compared to net cash used in operating activities of $12.0 million for the same period in 2019. Cash used in operating activities was primarily related to cash used to fund our net loss.

Cash Used in Investing Activities. Net cash used in investing activities of approximately $35,000 and $86,000 during the six months ended June 30, 2020 and 2019, respectively, was related to purchases of fixed assets.

Cash Provided by Financing Activities. Net cash provided by financing activities was $26.8 million for the six months ended June 30, 2020, compared to net cash provided by financing activities of $21.2 million for the same period in 2019. Our primary sources of cash from financing activities during the six months ended June 30, 2020 consisted of $660,000 in net proceeds from exercise of overallotment warrants from the December 2019 warrants in January 2020, net proceeds of $24.2 million from our sale of common stock in three financing transactions in March and April 2020, and $2.4 million in proceeds from exercise of common stock warrants.  Net proceeds from financing transactions were partially offset by $0.5 million of principal payments made on finance leases and indebtedness.  Our primary sources of cash from financing activities during the six months ended June 30, 2019 consisted of $2.0 million in net proceeds from our offering of common stock in January 2019, $6.6 million in net proceeds from our sale of common stock and warrants in February 2019, $0.6 million in net proceeds from exercise of overallotment from the January 2019 transaction, $7.6 million in net proceeds from our sale of common stock and warrants in March 2019, and $4.9 million in proceeds from exercise of common stock warrants.

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

In January 2020, we completed a Warrant Exercise Inducement offering and received net proceeds of approximately $2.3 million, as well as an additional $700,000 from the underwriter exercising its overallotment warrants from the December 2019 underwritten financing transaction. In addition, as inducement for these exercises, we issued 6,927,258 warrants to purchase shares of common stock at $0.3495 per share.  The warrants are exercisable on the six-month anniversary of issuance and expire in five years from the date first exercisable.  On March 2, 2020, we sold and issued 23,000,000 shares of our common stock at a purchase price of $0.40 per share in a registered direct offering and received net proceeds of approximately $8.6 million, after deducting placement agent fees and other expenses.  On March 4, 2020, we sold and issued 16,000,000 shares of our common stock at a purchase price of $0.41 per share in a registered direct offering and received net cash proceeds of approximately $6.1 million after deducting placement agent fees and other expenses.  On April 16, 2020, we sold and issued 22.300,000 shares of our common stock at a purchase price of $0.46 per share in a registered direct offering and received net cash proceeds of approximately $9.6 million, after deducting placement agent fees and other expenses.

As of June 30, 2020, our cash totaled $24.1 million, and our outstanding net interest-bearing indebtedness totaled $2.1 million. While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. While we believe that, absent the COVID-19 pandemic, based on our historical and planned cash usage our current cash would have supported our operations through most of 2021, due to the uncertainty introduced by the impact of COVID-19 on revenues and cash usage, there is uncertainty as to the period of time for which existing cash can support our ongoing operations. We have determined that there is substantial doubt about our ability to continue as a going concern for the one-year period following the date that our unaudited condensed financial statements for the three and six months ended June 30, 2020 were issued, and we expect that we will need additional financing to execute on our current or future business strategies.

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

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have historically incurred substantial net losses, including net losses of $25.1 million for year ended December 31, 2019 and $14.8 million for the six months ended June 30, 2020, respectively, and we have never been profitable. At June 30, 2020, our accumulated deficit was approximately $260.6 million. Before 2008, we were pursuing a business plan relating to fetal genetic disorders and other fields, all of which were unrelated to cancer diagnostics. The portion of our accumulated deficit that relates to the period from inception through December 31, 2007 is approximately $66.5 million.

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

*Our business is subject to risks arising from epidemic diseases, such as the recent global outbreak of COVID-19.

COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, courier delivery services and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain of material needed for our assays, interrupt our ability to receive samples, impair our ability to perform or deliver the results from our tests, impede patient movement or interrupt healthcare services causing a decrease in test volumes, delay coverage decisions from Medicare and third party payors, delay ongoing and planned clinical trials involving our tests and have a material adverse effect on our business, financial condition and results of operations. In addition, as we are located in California, we are currently under a shelter-in-place mandate and many of our clients worldwide are similarly impacted. As a healthcare provider, we are allowed to remain open in compliance with the shelter-in-place mandate and continue to provide critical information for patients diagnosed with cancer. We estimate that the COVID-19 pandemic led to an approximate 15 to 25% decline in commercial volume from current customers, and also impacted opportunities for us to gain new customers with the closing of many physician offices and labs.  Beginning the week of March 16, 2020, substantially all of our workforce began working from home either all or substantially all of the time, except for a limited number of staff in our clinical laboratory. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs and regulatory timelines and negatively impact our commercial activities, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Moreover, the COVID-19 pandemic continues to evolve, and the extent to which the COVID-19 pandemic may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. For the year ended December 31, 2019, and the six months ended June 30, 2020 our research and development expenses were $4.7 million and $2.8 million, respectively, and our sales and marketing expenses were $5.9 million and $2.8 million, respectively. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current products, assays and services and our planned future products, assays and services, continue to establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we need to generate significant revenues in order to achieve sustained profitability.

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

Our business strategy is to pursue increased international expansion, including partnering with academic and commercial testing laboratories, and introducing our technology outside the United States as part of in vitro diagnostic (IVD) test kits and/or testing systems utilizing our technologies. Doing business internationally involves a number of risks, including:

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

In January 2020, the Centers for Medicare & Medicaid Services, or CMS, announced that data reporting for clinical diagnostic laboratory tests is delayed by one year. Therefore, data that was supposed to be reported between January 1, 2020 and March 31, 2020 must now be reported between January 1, 2021 and March 31, 2021. Covered laboratories must report data from the original data collection period of January 1, 2019 through June 30, 2019. Data reporting for these tests will then resume on a three-year cycle beginning in 2024. In addition, CMS updated the statutory phase-in provisions such that, for 2020, the rates for clinical diagnostic laboratory tests may not be reduced by more than 10% of the rates for 2019. Additionally, there will be a 15% reduction cap for each of 2021, 2022, and 2023.

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

Approximately 38% and 34% of total net revenues during the year ended December 31, 2019 and the six months ended June 30, 2020, respectively, were associated with Medicare reimbursement. Approximately 21% and 29% of total net revenues during the year ended December 31, 2019 and six months ended June 30, 2020, respectively, were associated with Blue Cross Blue Shield reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, our current assays and our planned future assays would, without such contracted payer reimbursement for the capture/enumeration portion of our assays, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our assays. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our assays. The previous MAC for California, Palmetto, which is contracted with CMS to administer the Molecular Diagnostic Services, or MolDx, program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our assays is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 78% and 83% of all billable cases received during the year ended December 31, 2019 and the six months ended June 30, 2020, respectively, relate to our Target-Selector™ biomarker assays, we continue to receive orders for traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. The CTC enumeration counts disease burden and is a prognostic assay, and although valuable, it does not meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector™ assays.

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

Market prices for our common stock have historically been volatile. The factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

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

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum stockholders’ equity requirement, Nasdaq may take steps to de-list our common stock. For example, in May 2016, we received a letter from Nasdaq indicating that we are not in compliance with the minimum stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1), and in each of June 2016, November 2016, January 2018 and September 2019, we received letters from Nasdaq indicating that we are not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on The Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. Although we were able to regain compliance with the Nasdaq continued listing requirements discussed in the May 2016, June 2016, November 2016 and January 2018 letter, we have not yet regained compliance with the $1.00 minimum closing bid price requirement that was the subject of the September 2019 letter from Nasdaq. In March 2020, we requested and received an additional 180-day extension to regain compliance with the $1.00 minimum closing bid price requirement that was the subject of the September 2019 letter from Nasdaq. and, in light of the COVID-19 pandemic, Nasdaq tolled the 180-day compliance period effective April 16, 2020 until July 1, 2020. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options, including a reverse stock split, to regain compliance with the minimum closing bid price requirement. We are seeking stockholder approval of a reverse stock split at our 2020 annual meeting of stockholders. Our 2020 annual meeting of stockholders was held on June 5, 2020 and since then has been adjourned three times, most recently until August 18, 2020, in an effort to solicit additional stockholder votes in favor of a reverse stock split of our common stock. There can be no assurance that our stockholders will ultimately authorize us to implement a reverse stock split of our common stock or that we will be able to regain compliance with the $1.00 minimum closing bid price requirement, or maintain compliance with the other continued listing requirements of the Nasdaq Capital Market. If we fail to regain and/or maintain compliance with Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with Nasdaq’s listing requirements.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	the rate of adoption and/or continued use of our current assays and our planned future assays by healthcare practitioners;
•	variations in the level of expenses related to our development programs;
•	addition or reduction of resources for sales and marketing;
•	addition or termination of clinical utility studies;
•	any intellectual property infringement lawsuit in which we may become involved;
•	the impact of the ongoing COVID-19 pandemic on our ability to generate revenues;
•	third-party payer coverage and reimbursement determinations affecting our assays; and
•	regulatory developments affecting our assays.

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

Sales of substantial amounts of our common stock or other securities, or the perception that these sales may occur, could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, in May 2020, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $100 million. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings. Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under this shelf registration statement may cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this shelf registration statement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.

We had outstanding 133,934,314 shares of common stock as of August 7, 2020, most of which are not subject to resale restrictions under Rule 144 of the Securities Act. In addition, as of June 30, 2020, we had outstanding preferred stock convertible into 471,393 shares of our common stock, options to purchase 2,571,712 shares of our common stock, 360 shares of common stock were issuable upon the settlement of outstanding restricted stock units, or RSUs, and 15,064,916 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options or upon the settlement of outstanding RSUs generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

Exhibit No.	Description of Exhibit
4.16	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.25 of the Registrant’s Registration Statement on Form S-1 (File No. 333-228566), filed with the SEC on November 28, 2018).
4.17	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 18, 2019).
4.18	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 29, 2019).
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

10.2

Placement Agency Agreement, dated April 14, 2020, by and between the Registrant and Maxim Group LLC (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 15, 2020).

10.3	Lease Agreement, dated June 1, 2020, by and between the Registrant and 9955 Mesa Rim A DE LLC.
10.4	Amendment to Lease Agreement, dated June 5, 2020, by and between the Registrant and ARE-SD Region No. 18, LLC.
10.5+

Amended and Restated 2013 Equity Incentive Plan, as amended, Form of Stock Option Grant Notice, Option Agreement, Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use thereunder (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 10, 2020).

10.6+	Employment Agreement between the Registrant and Michael Terry, dated September 11, 2018.
10.7+	Employment Agreement between the Registrant and Cory Dunn, dated February 1, 2020.
31.1	Certification of Michael Nall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Timothy Kennedy, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Nall, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Timothy Kennedy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.

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

BIOCEPT, INC. (Registrant)

Date: August 13, 2020	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Timothy C. Kennedy
Timothy C. Kennedy
Chief Financial Officer, Senior Vice President of Operations
(Principal Financial and Accounting Officer)