Form 10-Q
period 2020-09-30
BIOCEPT INC
filed 2020-11-16
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, there were 13,396,748 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2020

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	September 30,
	2019	2020
		(unaudited)
Current assets:
Cash	$9,301,406	$16,857,941
Accounts receivable, net	3,527,078	7,954,625
Inventories, net	767,986	3,315,789
Prepaid expenses and other current assets	296,127	697,946
Total current assets	13,892,597	28,826,301
Fixed assets, net	1,504,330	1,607,177
Lease right-of-use assets - operating	729,330	235,369
Lease right-of-use assets - finance	1,606,387	2,135,788
Total assets	$17,732,644	$32,804,635
Current liabilities:
Accounts payable	$2,011,827	$6,123,990
Accrued liabilities	1,980,204	2,622,722
Current portion of lease liabilities - operating	842,452	242,957
Current portion of lease liabilities - finance	724,329	914,671
Supplier financings	—	209,312
Total current liabilities	5,558,812	10,113,652
Non-current portion of lease liabilities - finance	973,189	1,337,686
Total liabilities	6,532,001	11,451,338
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 authorized; 2,133 shares issued and outstanding at December 31, 2019 and September 30, 2020.	—	—
Common stock, $0.0001 par value, 150,000,000 authorized; 5,473,848 issued and outstanding at December 31, 2019; 13,396,570 issued and outstanding at September 30, 2020.	547	1,340
Additional paid-in capital	256,917,285	286,780,895
Accumulated deficit	(245,717,189)	(265,428,938)
Total shareholders’ equity	11,200,643	21,353,297
Total liabilities and shareholders’ equity	$17,732,644	$32,804,635

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2020	2019	2020
Net revenues	$1,529,262	$6,586,144	$3,744,824	$8,950,160
Costs and expenses:
Cost of revenues	2,832,735	5,859,370	8,105,422	11,323,668
Research and development expenses	1,163,546	1,087,741	3,535,116	3,989,133
General and administrative expenses	1,700,380	3,023,337	5,058,525	6,839,467
Sales and marketing expenses	1,462,335	1,434,481	4,451,628	4,232,867
Total costs and expenses	7,158,996	11,404,929	21,150,691	26,385,135
Loss from operations	(5,629,734)	(4,818,785)	(17,405,867)	(17,434,975)
Other income/ (expense):
Interest expense	(62,028)	(59,549)	(187,575)	(171,891)
Warrant inducement and other income (expenses)	—	—	(1,831,116)	(2,102,109)
Total other income/ (expense):	(62,028)	(59,549)	(2,018,691)	(2,274,000)
Loss before income taxes	(5,691,762)	(4,878,334)	(19,424,558)	(19,708,975)
Income tax expense	—	—	—	—
Net loss and comprehensive loss	$(5,691,762)	$(4,878,334)	$(19,424,558)	$(19,708,975)
Deemed dividend related to warrants down round provision	—	—	(99,743)	(2,774)
Net loss attributable to common shareholders	$(5,691,762)	$(4,878,334)	$(19,524,301)	$(19,711,749)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	2,301,819	11,324,289	1,780,727	13,333,427
Diluted	2,301,819	11,324,289	1,780,727	13,333,427
Net loss per common share:
Basic	$(2.47)	$(0.43)	$(10.96)	$(1.48)
Diluted	$(2.47)	$(0.43)	$(10.96)	$(1.48)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2018	462,917	$46	4,417	$—	$223,500,051	$(220,457,578)	$3,042,519
Stock-based compensation expense	—	—	—	—	102,459	—	102,459
Shares issued upon exercise of common stock warrants	598	—	—	—	4,748	—	4,748
Deemed dividends related to warrants downround provision	—	—	—	—	99,743	(99,743)	—
Shares issued for January 2019 financing transaction, net of issuance costs	99,000	10	—	—	2,032,301	—	2,032,311
Shares and warrants issued for February 2019 financing transaction, net of issuance costs	625,000	62	—	—	6,602,673	—	6,602,735
Shares issued for January 2019 financing transaction overallotment, net of issuance costs	53,886	5	—	—	592,301	—	592,306
Shares and warrants issued for March 2019 financing transaction, net of issuance costs	595,000	59	—	—	7,553,734	—	7,553,793
Shares issued upon conversion of preferred stock	50,343	5	(2,278)	—	(5)	—	—
Net loss	—	—	—	—	—	(5,916,787)	(5,916,787)
Balance at March 31, 2019	1,886,744	$187	2,139	$—	$240,488,005	$(226,474,108)	$14,014,084
Stock-based compensation expense	—	—	—	—	224,641	—	224,641
Shares issued upon exercise of common stock warrants	414,944	41	—	—	4,845,681	—	4,845,722
Shares issued upon conversion of preferred stock	132	—	(6)	—	—	—	—
Warrant inducement expense	—	—	—	—	1,831,116	—	1,831,116
Net loss	—	—	—	—	—	(7,816,012)	(7,816,012)
Balance at June 30, 2019	2,301,820	$228	2,133	$—	$247,389,443	$(234,290,120)	$13,099,551
Stock-based compensation expense	—	—	—	—	297,669	—	297,669
Net loss	—	—	—	—	—	(5,691,762)	(5,691,762)
Balance at September 30, 2019	2,301,820	$228	2,133	$—	$247,687,112	$(239,981,882)	$7,705,458

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2019	5,473,848	$547	2,133	$—	$256,917,285	$(245,717,189)	$11,200,643
Stock-based compensation expense	—	—	—	—	142,964	—	142,964
Shares issued upon exercise of common stock warrants	696,140	70	—	—	2,306,638	—	2,306,708
Shares issued upon cashless exercise of common stock warrants	608,000	61	—	—	(61)	—	—
Deemed dividends related to warrants downround provision	—	—	—	—	2,774	(2,774)	—
Shares issued for March 2, 2020 financing transaction, net of issuance costs	2,300,000	230	—	—	8,565,270	—	8,565,500
Shares issued for March 4, 2020 financing transaction, net of issuance costs	1,600,000	160	—	—	6,093,401	—	6,093,561
Shares issued for exercise of December 2019 overallotment warrants, net of issuance costs	192,750	19	—	—	659,939	—	659,958
Warrant inducement expense	—	—	—	—	2,102,109	—	2,102,109
Net loss	—	—	—	—	—	(8,341,338)	(8,341,338)
Balance at March 31, 2020	10,870,738	$1,087	2,133	$—	$276,790,319	$(254,061,301)	$22,730,105
Stock-based compensation expense	—	—	—	—	194,236	—	194,236
Shares issued upon exercise of common stock warrants	20,584	2	—	—	72,606	—	72,608
Shares issued for April 2020 financing transaction, net of issuance costs	2,230,000	223	—	—	9,577,074	—	9,577,297
Net loss	—	—	—	—	—	(6,489,303)	(6,489,303)
Balance at June 30, 2020	13,121,322	1,312	2,133	—	286,634,235	(260,550,604)	26,084,943
Stock-based compensation expense	—	—	—	—	166,730	—	166,730
Shares issued upon exercise of common stock warrants	6,546	1	—	—	22,387	—	22,388
Shares issued upon cashless exercise of common stock warrants	268,772	27	—	—	(27)	—	—
Costs related to previous financings	—	—	—	—	(42,430)	—	(42,430)
Fractional shares adjustment upon one-for-ten reverse stock split	(70)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(4,878,334)	(4,878,334)
Balance at September 30, 2020	13,396,570	$1,340	2,133	$—	$286,780,895	$(265,428,938)	$21,353,297

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2019	2020
Cash Flows from Operating Activities
Net loss	$(19,424,558)	$(19,708,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	691,191	839,794
Amortization of right-of-use assets	(113,419)	(105,534)
Inventory reserve	20,277	57,350
Stock-based compensation	624,769	503,930
Warrant inducement expense	1,831,116	2,102,109
Gain on disposal of fixed assets	—	(1,680)
Increase/(decrease) in cash resulting from changes in:
Accounts receivable, net	(1,287,334)	(4,427,547)
Inventory	(120,241)	(2,605,153)
Prepaid expenses and other current assets	322,299	165,353
Accounts payable	(198,400)	3,853,736
Accrued liabilities	76,932	642,516
Net cash used in operating activities	(17,577,368)	(18,684,101)
Cash Flows from Investing Activities:
Purchases of fixed assets	(297,877)	(64,331)
Net cash used in investing activities	(297,877)	(64,331)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	16,779,772	24,193,930
Proceeds from exercise of common stock warrants	2,513,172	2,401,704
Proceeds from warrant exercise inducement, net	2,337,298	—
Proceeds from exercise of overallotment warrants	—	659,958
Payments on finance leases	(378,389)	(518,190)
Payments on supplier and other third-party financings	(260,537)	(432,435)
Net cash provided by financing activities	20,991,316	26,304,967
Net increase in Cash	3,116,071	7,556,535
Cash at Beginning of Period	3,423,373	9,301,406
Cash at End of Period	$6,539,444	$16,857,941
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$187,574	$171,891
Income taxes	$-	$-

Non-cash Investing and Financing Activities:

During the nine months ended September 30, 2019 and 2020, Biocept, Inc., or the Company, financed insurance premiums of approximately $393,000 and $567,000, respectively, through third-party financings.

Fixed assets purchased totaling approximately $583,000 and $1,073,000 during the nine months ended September 30, 2019 and 2020, respectively, were recorded as finance lease obligations and were excluded from cash purchases in the Company’s statements of cash flows (see Note 6).

The amount of unpaid fixed assets excluded from cash purchases in the Company’s statements of cash flows increased from approximately $25,000 at December 31, 2018 to approximately $67,000 at September 30, 2019.  The amount of unpaid fixed assets excluded from cash purchases in the Company’s statements of cash flows increased from approximately $32,000 at December 31, 2019 to approximately $173,000 at September 30, 2020.

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

On January 18, 2019, the Company completed an offering of 99,000 shares of the Company’s common stock. The shares were sold at a purchase price of $22.50 per share and the net proceeds to the Company from this offering were approximately $2.0 million, after deducting expenses related to the offering including dealer-manager fees and expenses.

On February 12, 2019, the Company received net cash proceeds of approximately $6.6 million as a result of the closing of a follow-on public offering of 625,000 shares of its common stock and warrants to purchase up to an aggregate of 625,000 shares of its common stock at a combined offering price of $12.00 per unit. All warrants sold in this offering have an exercise price of $12.00 per share, are exercisable immediately and expire five years from the date of issuance. In addition, the Company sold warrants to purchase up to an aggregate of 93,750 shares of the Company’s common stock in connection with the partial exercise of the over-allotment option granted to the underwriters. Upon closing of the transaction, warrants to purchase 91,500 shares were issued pursuant to the placement agents’ partial exercise of their overallotment. The estimated aggregate grant date fair value on a relative fair value basis of approximately $6.8 million associated with these warrants was recorded as an offset to additional paid-in capital (see Note 4).

Pursuant to the down round adjustment feature of the January 2018 warrants, the exercise price of these warrants was adjusted to the $12.00 offering price per share in the February 2019 financing transaction and it resulted in recording a deemed dividend of $99,000.

On March 19, 2019, the Company received net cash proceeds of approximately $7.5 million as a result of completing a registered direct offering of 595,000 shares at a negotiated purchase price of $13.70 per share. In addition, in a concurrent private placement, the Company issued to purchasers a warrant to purchase one share of the Company’s common stock for each share purchased for cash in the offering.  All warrants issued in this offering have an exercise price of $12.50 per share, are exercisable immediately upon issuance and expire 5.5 years following the date of issuance. The estimated aggregate grant date fair value on a relative fair value basis of approximately $6.0 million associated with these warrants was recorded as an offset to additional paid-in capital (see Note 4).

In January 2020, the Company issued an aggregate of 692,725 shares of its common stock pursuant to the exercise of certain warrants issued by the Company in February 2019 and March 2019, as part of a warrant repricing and exchange transaction. As part of the warrant repricing and exchange transaction, the Company issued an aggregate of 692,725 new warrants in exchange for the exercise of the February 2019 and March 2019 warrants and received net proceeds of approximately $2.3 million. As a result of the warrant repricing, the exercise price of warrants to purchase an aggregate of 89,657 shares of common stock issued by the Company in January 2018 was adjusted from $4.05 to $3.495 per share.

In January 2020, the Company issued 192,750 shares of common stock pursuant to the partial exercise of the underwriters’ overallotment option from the Company’s December 2019 public offering. The net proceeds to the Company from the overallotment closing, was approximately $700,000.

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

On September 3, 2020, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a one-for-ten reverse stock split of the shares of common stock outstanding on September 4, 2020. As such, all references to share and per share amounts in these unaudited condensed financial statements and accompanying notes have been retroactively restated to reflect the one-for-ten reverse stock split, except for the authorized number of shares of the Company’s common stock of 150,000,000 shares, which was not affected by the one-for-ten reverse stock split.

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

A novel strain of coronavirus (“COVID-19”) continues to spread and severely impact the economy of the United States and other countries around the world. Since March 2020, federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home policies, all of which have had, and the Company believes will continue to have, an impact on the Company’s results of operations, financial position, and cash flows. Additionally, beginning during the second quarter of 2020, the Company experienced growing demand for COVID-19 molecular and antibody testing services and has expanded its capacity in order to satisfy such demand. As a result, operating results for the three and nine months ended September 30, 2020 may not be indicative of the results that may be expected for the full year.

Significant Accounting Policies

During the three and nine months ended September 30, 2020, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except as described in Recent Accounting Pronouncements below.

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

Contracts

For its commercial revenues, while the Company markets directly to physicians and other healthcare providers, the Company provides services that benefit the patient. Patients do not typically enter into direct agreements with the Company, however, a patient’s insurance coverage requirements would dictate whether or not any portion of the cost of the tests would be patient responsibility. Accordingly, the Company establishes contracts with commercial insurers in accordance with customary business practices, as follows:

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

The Company’s development services revenues are supported by contractual agreements and generated from assay development services provided to entities, such as pharma or biotech organizations, as well as certain other diagnostic services provided to physicians, and revenues are recognized upon delivery of the performance obligations in the contract.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service, or a bundle of goods or services, to the customer. For its commercial and development services revenues, the Company’s contracts have a single performance obligation, which is satisfied upon rendering of services, which culminates in the delivery of a patient’s assay result(s) to the ordering physician or entity. The duration of time between accession receipt and delivery of a valid assay result to the ordering physician or entity is typically less than two weeks, and for our RT-PCR COVID-19 testing, typically 48 hours or less. Accordingly, the Company elected the practical expedient and therefore, does not disclose the value of unsatisfied performance obligations.

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

The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more consideration than it originally estimated for a contract with a customer, it will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if the Company subsequently determines that the amount it expects to collect from a customer is less than it originally estimated, it will generally account for the change as a decrease in the estimate of the transaction price as a decrease to revenue, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized. Revenue recognized from changes in transaction prices was not significant during the three and nine months ended September 30, 2019 and 2020. Further, although the Company believes that its estimate for contractual allowances and other reserves is appropriate, it is possible that the Company will experience an impact on cash collections as a result of the impact of the COVID-19 pandemic.

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

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the three and nine months ended September 30, 2019 and 2020, disaggregated by source and nature, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2020	2019	2020
Net revenues from contracted payers*	$476,101	$3,219,233	$1,447,421	$3,981,041
Net revenues from non-contracted payers	956,140	3,166,101	2,080,018	4,562,909
Development services revenues	37,981	46,500	125,169	145,282
Kits and Blood Collection Tubes (BCT) and other revenues	59,040	154,310	92,216	260,928
Total net revenues	$1,529,262	$6,586,144	$3,744,824	$8,950,160

*Includes Medicare and Medicare Advantage, as reimbursement amounts are fixed.

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2020	2019	2020
Net commercial revenues recognized upon delivery	$1,432,241	$6,385,334	$3,527,439	$8,543,950
Development services revenues recognized upon delivery	37,981	46,500	125,169	145,282
Kits and Blood Collection Tubes (BCT) and other revenues	59,040	154,310	92,216	260,928
Total net revenues	$1,529,262	$6,586,144	$3,744,824	$8,950,160

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

For the nine months ended September 30, 2020, approximately 67% of the Company’s commercial revenue and as of September 30, 2020    61% of the total outstanding accounts receivable is related to RT-PCR COVID-19 testing.

The Company's third-party payers that represent more than 10% of total net revenues in any period presented, as well as their related net revenue amount as a percentage of total net revenues, during the three and nine months ended September 30, 2019 and 2020 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2020	2019	2020
Medicare and Medicare Advantage	32%	32%	40%	32%
Blue Cross Blue Shield	25%	42%	20%	38%

The Company's third-party payers that represent more than 10% of total net accounts receivable, and their related net accounts receivable balance as a percentage of total net accounts receivable, at December 31, 2019 and September 30, 2020 were as follows:

	December 31, 2019	September 30, 2020
Blue Cross Blue Shield	26%	36%
Medicare and Medicare Advantage	17%	11%
United Healthcare	12%	5%

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

2. Liquidity and Going Concern Uncertainty

As of September 30, 2020, cash totaled $16.9 million and the Company had an accumulated deficit of $265.4 million.   For the year ended December 31, 2019 and the nine months ended September 30, 2020, the Company incurred net losses of $25.1 million and $19.7 million, respectively.  At September 30, 2020, the Company had aggregate net interest-bearing indebtedness of $2.3 million, of which $915,000 was due within one year, in addition to $2.8 million of other non-interest-bearing current liabilities.  While Management believes that, absent the COVID-19 pandemic, based on historical and planned cash usage, the Company’s current cash would have supported its operations through most of 2021, due to the uncertainty introduced by the impact of COVID-19 on revenues and cash usage, there is uncertainty as to the period of time for which existing cash can support the Company’s ongoing operations.

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

The COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. The Company estimates that the COVID-19 pandemic led to an approximate 15 to 25% decline in commercial volume from its core oncology business, and also impacted opportunities for gaining new customers with the closing of many physician offices and labs.  The Company is continuing to vigilantly monitor the situation with its primary focus on the health and safety of its employees and clients. The Company launched its RT-PCR COVID-19 testing business during the second quarter of 2020 and received more than 50,000 samples for processing through its RT-PCR technology at its laboratory through September 30, 2020. The Company’s management believes that performing highly accurate RT-PCR testing for COVID-19 will be an important aspect of the Company’s business until the COVID-19 pandemic subsides. During the three and nine months ended September 30, 2020, there was a significant increase in the Company’s net revenues primarily due to substantial RT-PCR COVID-19 testing volumes during that time. If a vaccine for COVID-19 is successfully developed, the Company will likely lose much of the revenue generated by its RT-PCR COVID-19 testing business.

In January 2020, the Company issued an aggregate of 692,725 shares of its common stock pursuant to the exercise of certain warrants issued by the Company in February 2019 and March 2019, as part of a warrant repricing and exchange transaction. As part of the warrant repricing and exchange transaction, the Company issued an aggregate of 692,725 new warrants in exchange for the exercise of the February 2019 and March 2019 warrants and received net proceeds of approximately $2.3 million. As a result of the warrant repricing, the exercise price of warrants to purchase an aggregate of 89,657 shares of common stock issued by the Company in January 2018 was adjusted from $4.05 to $3.495 per share.

In January 2020, the Company issued 192,750 shares of common stock pursuant to the partial exercise of the underwriters’ overallotment option from the Company’s December 2019 public offering. The net proceeds to the Company from the overallotment closing, was approximately $700,000.

On March 2, 2020, the Company received net cash proceeds of approximately $8.6 million from a registered direct offering to certain institutional investors of 2,300,000 shares of common stock at a negotiated purchase price of $4.00 per share.

On March 4, 2020, the Company received net cash proceeds of approximately $6.1 million from a registered direct offering to certain institutional investors of 1,600,000 shares of common stock at a negotiated purchase price of $4.10 per share.

On April 16, 2020, the Company received net cash proceeds of approximately $9.6 million from a registered direct offering to certain institutional investors of 2,230,000 shares of common stock at a negotiated purchase price of $4.60 per share.

Management’s Plan to Continue as a Going Concern

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Until the Company can generate significant cash from operations, including assay revenues, management’s plans to obtain such resources for the Company include proceeds from offerings of the Company’s equity securities or debt, cash received from the exercise of outstanding common stock warrants, or transactions involving product development, technology licensing or collaboration. Management can provide no assurances that any sources of a sufficient amount of financing will be available to the Company on favorable terms, if at all. Based on the above, the Company’s management concluded that the going concern uncertainty has not been alleviated and as such, there is substantial doubt about the Company’s ability to continue as a going concern as of the date of this filing.

3. Sales of Equity Securities

On January 18, 2019, the Company completed an offering of 99,000 shares of the Company’s common stock. The shares were sold at a purchase price of $22.50 per share and the net proceeds to the Company from this offering were approximately $2.0 million, after deducting expenses related to the offering including dealer-manager fees and expenses.

On February 12, 2019, the Company received net cash proceeds of approximately $6.6 million as a result of the closing of a follow-on public offering of 625,000 shares of its common stock and warrants to purchase up to an aggregate of 625,000 shares of its common stock at a combined offering price of $12.00 per unit. All warrants sold in this offering have an exercise price of $12.00 per share, are exercisable immediately and expire five years from the date of issuance. In addition, the Company sold warrants to purchase up to an aggregate of 93,750 shares of the Company’s common stock in connection with the partial exercise of the over-allotment option granted to the underwriters. Upon closing of the transaction, warrants to purchase 91,500 shares were issued pursuant to the placement agents’ partial exercise of their overallotment. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering.  On March 11, 2019, the underwriters exercised their overallotment option for 53,886 shares of the Company’s common stock related to the February 12, 2019 follow-on offering, purchasing shares at $12.00 per share for net cash proceeds of approximately $592,000.

Pursuant to the down round adjustment feature of the January 2018 warrants, the exercise price of these warrants was adjusted to the $12.00 price per share offering price in the February 2019 financing transaction.

On March 19, 2019, the Company received net cash proceeds of approximately $7.5 million as a result of completing a registered direct offering of 595,000 shares at a negotiated purchase price of $13.70 per share. In addition, in a concurrent private placement, the Company issued to purchasers a warrant to purchase one share of the Company’s common stock for each share purchased for cash in the offering.  All warrants issued in this offering have an exercise price of $12.50 per share, are exercisable immediately upon issuance and expire 5.5 years following the date of issuance.

In May 2019, the Company received cash proceeds of approximately $2.5 million from the exercise of 208,647 February 2019 warrants at $12.00 per share.

On May 28, 2019, the Company entered into Warrant Exercise Agreements, or the Exercise Agreements, with certain of the holders of its existing warrants, or the Exercising Holders. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holders would cash exercise up to 20% of their existing warrants, or the Investor Warrants, into shares of common stock underlying such Investor Warrants, or the Exercised Shares. In order to induce the Exercising Holders to cash exercise the Investor Warrants, the Exercise Agreements provided for the issuance of new warrants, or Inducement Warrants, with such Inducement Warrants to be issued in an amount equal to 75% of the number of Exercised Shares underlying any Investor Warrants that was cash exercised by July 15, 2019. The Inducement Warrants were exercisable upon issuance and terminate on the date that is 5.5 years following the initial exercise date. The Inducement Warrants have an exercise price per share of $13.10.  A total of 206,296 Investor Warrants were exercised contemporaneously with the execution of the Exercise Agreements resulting in total proceeds to the Company of $2.3 million, net of investment banking fees. The warrants issued in connection with the Exercise Agreements were considered inducement warrants and are classified in equity. The fair value of the warrants issued was approximately $1.8 million (see valuation assumptions in Note 4). The fair value of the Inducement Warrants of $1.8 million was expensed as warrant inducement expense in the accompanying condensed statements of operations for the three and nine months ended September 30, 2019.

On July 15, 2019, the Company entered into amendments, or the Amendments, to the Exercise Agreements.  Pursuant to the Amendments, the period during which the Exercising Holders may elect to exercise for cash the Investor Warrants in exchange for Inducement Warrants in an amount equal to 75% of the number of shares of common stock exercised under the Existing Warrants was extended from July 15, 2019 to July 31, 2019.  There were no additional warrants exercised under the Amendments during the second or third quarter of 2019.

In January 2020, the Company issued an aggregate of 692,725 shares of its common stock pursuant to the exercise of certain warrants issued by the Company in February 2019 and March 2019, as part of a warrant repricing and exchange transaction. As part of the warrant repricing and exchange transaction, the Company issued an aggregate of 692,725 new warrants in exchange for the exercise of the February 2019 and March 2019 warrants and received net proceeds of approximately $2.3 million. As a result of the warrant repricing, the exercise price of warrants to purchase an aggregate of 89,657 shares of common stock issued by the Company in January 2018 was adjusted from $4.05 to $3.495 per share. In January 2020, the Company issued 192,750 shares of common stock pursuant to the partial exercise of the underwriters’ overallotment option from the Company’s December 2019 public offering. The net proceeds to the Company from the overallotment closing, was approximately $700,000. The warrants issued in connection with the warrant repricing and exchange transaction were considered inducement warrants and are classified in equity. In addition, the modification expense associated with the change in fair value due to the repricing of February and March 2019 warrants is recorded as inducement expense, which was approximately $191,000. The fair value of the warrants issued was approximately $1.9 million. The fair value of the inducement warrants and warrant modification of $2.1 million was expensed as warrant inducement expense in the accompanying condensed statements of operations for the nine months ended September 30, 2020.

On March 2, 2020, the Company sold and issued 2,300,000 shares of its common stock at a negotiated purchase price of $4.00 per share in a registered direct offering and received net cash proceeds of approximately $8.6 million after deducting placement agent fees and other expenses.

On March 4, 2020, the Company sold and issued 1,600,000 shares of its common stock at a negotiated purchase price of $4.10 per share in a registered direct offering and received net cash proceeds of approximately $6.1 million after deducting placement agent fees and other expenses.

On April 16, 2020, the Company sold and issued 2,230,000 shares of its common stock at a negotiated purchase price of $4.60 per share in a registered direct offering and received net cash proceeds of approximately $9.6 million after deducting placement agent fees and other expenses.

4. Fair Value Measurement

The estimated nonrecurring fair value measurements associated with fixed asset purchases recorded as right-of-use asset finance lease obligations totaling approximately $1,073,000 during the nine months ended September 30, 2020 were calculated as the present value of the lease payments based on contractual payment amounts and estimated market rates.  Upon adoption of guidance in ASC Topic 842 Leases, the estimated fair value of the right-of-use operating lease asset was recorded based on the present value of future lease payments based on contractual payment amounts and estimated market rates in effect.

Other Fair Value Measurements

As of the closing of the Company’s February 12, 2019 offering, the estimated grant date fair value of approximately $9.50 per share associated with the warrants to purchase up to 716,500 shares of common stock issued in this offering, or a total of approximately $6.8 million, was recorded as an offset to additional paid-in capital on a relative fair value basis. All warrants sold in this offering have an exercise price of $12.00 per share, are exercisable immediately and expire five years from the date of issuance. The fair value of the warrants was estimated using a Black-Scholes model with the following assumptions:

Beginning stock price	$10.50
Exercise price	$12.00
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.49%
Expected life (in years)	5.00
Expected volatility	147.7%

As of the closing of the Company’s March 19, 2019 offering, the estimated grant date fair value of approximately $10.10 per share associated with the warrants to purchase up to 595,000 shares of common stock issued in this offering, or a total of approximately $6.0 million, was recorded as an offset to additional paid-in capital on a relative fair value basis. All warrants sold in this offering have an exercise price of $12.50 per share, are exercisable immediately and expire 5.5 years from the date of issuance. The fair value of the warrants was estimated using a Black-Scholes model with the following assumptions:

Beginning stock price	$11.20
Exercise price	$12.50
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.44%
Expected life (in years)	5.50
Expected volatility	140.0%

As of the closing of the Company’s May 30, 2019 warrant inducement transaction, the estimated grant date fair value of approximately $11.80 per share associated with the Inducement Warrants to purchase up to 154,722 shares of common stock issued in this transaction, or a total of approximately $1.8 million, was recorded as a warrant inducement expense with an offset to additional paid-in capital. All warrants issued in this warrant inducement transaction have an exercise price of $13.10 per share, are exercisable immediately and expire 5.5 years from the date of issuance. The fair value of the warrants was estimated using a Black-Scholes model with the following assumptions:

Beginning stock price	$12.90
Exercise price	$13.10
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.05%
Expected life (in years)	5.50
Expected volatility	145.9%

As of the closing of the Company’s January 2020 warrant repricing and exchange transaction, the estimated grant date fair value of approximately $2.80 per share associated with the warrants to purchase up to 692,725 shares of common stock issued in the transaction, or a total of approximately $1.9 million, was recorded as a warrant inducement expense with an offset to additional paid-in capital. All warrants issued in this warrant inducement transaction have an exercise price of $3.495 per share, became exercisable beginning 6 months from issuance and expire 5.5 years from the date of issuance. The fair value of the warrants was estimated using a Black-Scholes model with the following assumptions:

Beginning stock price	$3.00
Exercise price	$3.495
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.66%
Expected life (in years)	5.50
Expected volatility	150.33%

In addition to the inducement warrants issued in the Company’s January 2020 warrant repricing and exchange transaction, the Company adjusted the exercise prices of the February 2019 and March 2019 warrants from $12.00 and $12.50, respectively, to $3.495 to induce exercise of these warrants. This price modification triggered the requirement for modification accounting of these warrants.  Based on the applicable guidance, the modification required the Company to value the modified February 2019 and March 2019 warrants immediately prior to the modification of the exercise price and immediately following the modification and record the difference between the resulting two values as warrant inducement expense.

The estimated fair value prior to modification of the February 2019 and March 2019 warrants was approximately $2.70 per share, whereas the estimated fair value of the February 2019 warrants increased to $2.90 due to the adjustment of the exercise price, and the estimated fair value of the March 2019 warrants increased to $3.00 per share.  There were 216,725 February 2019 warrants and 476,000 March 2019 warrants eligible for this price modification and the resulting modification expense recorded as warrant inducement expenses were $60,000 and $130,000, respectively.

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	September 30,
	2019	2020
Fixed Assets
Machinery and equipment	$2,857,538	$2,900,943
Furniture and office equipment	156,987	156,987
Computer equipment and software	1,552,891	1,552,891
Leasehold improvements	570,173	570,173
Construction in process	625,038	907,435
Total fixed assets, gross	5,762,627	6,088,429
Less accumulated depreciation and amortization	(4,258,297)	(4,481,252)
Total fixed assets, net	$1,504,330	$1,607,177
Accrued Liabilities
Accrued payroll	298,855	666,735
Accrued vacation	622,792	857,385
Accrued bonuses	748,742	708,281
Accrued sales commissions	89,562	159,775
Accrued other	220,253	230,546
Total accrued liabilities	$1,980,204	$2,622,722

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

Finance Leases

The Company leases certain laboratory equipment under arrangements previously accounted for as capital leases, classified on the Company’s balance sheet as fixed assets and related lease liabilities and depreciated on a straight-line basis over the lease term.  Upon adoption of ASC 842, leased equipment previously classified as fixed assets totaling $1.4 million in net book value were reclassified to lease right-of-use assets in accordance with the guidance.  The equipment under finance leases is depreciated on a straight-line basis over periods ranging from approximately 3 to 7 years. The total gross value of equipment capitalized under such lease arrangements was approximately $3,125,000 and $4,284,000 at December 31, 2019 and September 30, 2020, respectively. Total accumulated depreciation related to equipment under finance leases was approximately $1,606,000 and $2,148,000 at December 31, 2019 and September 30, 2020, respectively. Total depreciation expense related to equipment under finance leases during the three months ended September 30, 2019 and 2020 was approximately $134,000 and $267,000, respectively, and during the nine months ended September 30, 2019 and 2020 was approximately $365,000 and $541,000, respectively.

On January 31, 2019, the Company executed an equipment financing commitment with a third-party lender for a total amount of approximately $149,000, which was funded by the lender on February 1, 2019. Under the terms of the equipment financing agreement, which was accounted for as a finance lease transaction, the principal balance plus interest for the equipment are to be repaid in full after 36 monthly installments of $5,013 totaling approximately $180,000 through February 2022.

In July 2019, an equipment financing commitment was executed with a third-party lender for a total amount of approximately $100,000, which was accounted for as a finance lease transaction with the principal balance plus interest for the equipment to be repaid in full after 48 monthly installments of $2,706 totaling approximately $130,000 through May 2023.

In August 2019, an equipment financing commitment was executed with a third-party lender for a total amount of approximately $245,000, which was accounted for as a finance lease transaction with the principal balance plus interest for the equipment to be repaid in full after 36 monthly installments of $8,253 totaling approximately $297,000 through August 2022.

In September 2019, an additional equipment financing commitment was executed with a third-party lender for a total additional amount of approximately $89,000, which was accounted for as a finance lease transaction with the principal balance plus interest for the equipment to be repaid in full after 60 monthly installments of $1,770 totaling approximately $106,000 through September 2024.

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

In July 2020 the Company entered into finance leases for a capitalized amount of $143,000 for computer infrastructure equipment and implementation. Under the terms of the equipment financing agreement, which was accounted for as a finance lease transaction, the principal balance plus interest for the equipment are to be repaid in full after 60 monthly installments of $2,772 totaling approximately $166,000 through July 2025.

In September 2020 the Company entered into finance leases for a capitalized amount of $226,000 for laboratory equipment. Under the terms of the equipment financing agreement, which was accounted for as a finance lease transaction, the principal balance plus interest for the equipment are to be repaid in full in installments ranging from 12 to 60 monthly installments of $16,427 totaling approximately $261,000 through July 2025.

Operating Lease

The Company leases its primary laboratory and office facilities in San Diego, California.  This lease is classified as an operating lease in accordance with the ASC 842 guidance.  The average monthly cash payment for the operating lease is approximately $120,000 per month, the lease term ended on July 31, 2020, but was extended as stated below.  The Company recorded a lease right-of-use asset and lease liability of $1,930,000 and $2,201,000, respectively, as of January 1, 2019, based on present value of payments and an incremental borrowing rate of 4.5%.

On June 5, 2020, the Company entered into a fifth amendment (the “Amendment”) to its lease agreement with ARE-SC Region No. 18, LLC, dated March 31, 2004, relating to its current facility in San Diego, California.  Pursuant to the Amendment, the expiration date of the Lease was extended from July 31, 2020 to November 30, 2020.  The monthly base rent during the extended term will be the current monthly rate paid by the Company.  The Company will also pay additional rent and all other charges as set forth in the Lease through the expiration date.  During the nine months ended September 30, 2020, pursuant to the extension of the expiration date of the lease, the Company recorded an additional lease right-of-use asset and lease liability of $482,000.

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

The following schedule sets forth the components of right-of-use lease assets as of December 31, 2019 and September 30, 2020 as follows:

	December 31,	September 30,
	2019	2020
Lease right-of-use assets:
Operating	$729,330	$235,369
Finance	1,606,387	2,135,788
Total	$2,335,717	$2,371,157

The following schedule sets forth the current portion of operating and finance lease liabilities as of December 31, 2019 and September 30, 2020:

	December 31,	September 30,
	2019	2020
Current portion of lease liability:
Operating	$842,452	242,957
Finance	724,329	914,671
Total	$1,566,781	$1,157,628

The following schedule sets forth the long-term portion of operating and finance lease liabilities as of December 31, 2019 and September 30, 2020:

	December 31,	September 30,
	2019	2020
Long-term portion of lease liability:
Operating	$—	$—
Finance	973,189	1,337,686
Total	$973,189	$1,337,686

The following schedule represents the components of lease expense for the three and nine months ended September 30, 2019 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2020	2019	2020
Lease cost
Finance lease cost
Amortization of right-of-use assets	$134,472	$266,747	$364,401	$540,853
Interest on lease liabilities	62,026	56,372	187,574	164,044
Operating lease cost	318,005	357,914	954,015	993,924
Total	$514,503	$681,033	$1,505,990	$1,698,821

The following schedule sets forth the remaining future minimum lease payments outstanding under finance and operating leases, as well as corresponding remaining sales tax and maintenance obligation payments that are expensed as incurred and due within each respective year ending December 31, as well as the present value of the total amount of the remaining minimum lease payments, as of September 30, 2020:

	Finance		Operating
	Minimum	Maintenance and	Minimum
	Lease	Sales Tax Obligation	Lease
	Payments	Payments	Payments
2020 (remaining)	$280,813	28,630	244,324
2021	915,374	95,381	—
2022	656,100	73,301	—
2023	515,473	57,603	—
Thereafter	323,474	45,081	—
Total payments	2,691,234	299,996	244,324
Less amount representing interest	(438,877)	—	(1,367)
Present value of payments	$2,252,357	$299,996	$242,957

The following schedule sets forth supplemental cash flow information related to operating and finance leases as of September 30, 2020:

	For the nine months ended September 30,
	2019	2020
Other information
Operating cash flows from financing leases	$187,574	$164,044
Operating cash flows from operating leases	$1,067,437	$1,099,460
Financing cash flows from finance leases	$378,389	$518,190

The aggregate weighted average remaining lease term was 3.26 years on finance leases and 0.17 years on operating leases as of September 30, 2020.  The aggregate weighted average discount rate was 16.45% on finance leases and 4.5% on operating leases as of September 30, 2020.  During the nine months ended September 30, 2020, the Company added $1,073,000 of right of use assets in exchange for finance lease liabilities.  In addition, upon adoption of the accounting guidance in ASC 842, $1.4 million of net machinery and equipment was reclassified to lease right-of-use assets related to assets under finance leases and $1.9 million of right-of-use facility lease was recorded under operating lease.

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

At the Company’s annual meeting of stockholders held on June 5, 2020, the Company’s stockholders approved amendments to the 2013 Plan, which included an increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 730,000 shares. As of September 30, 2020, 12,421 shares of the Company’s common stock were authorized exclusively for the issuance of stock awards to employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules.

As of September 30, 2020, under all plans, a total of 1,036,409 non-inducement shares were authorized for issuance, 258,625 shares had been issued with 254,356 non-inducement stock options and restricted stock units, or RSUs, underlying outstanding awards, and 777,784 non-inducement shares were available for grant. As of September 30, 2020, 11,836 inducement shares were authorized for issuance, 11,836 inducement shares had been issued under the 2013 Plan, with 2,412 inducement stock options and RSUs underlying outstanding awards and 9,340 inducement shares available for grant.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2020 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2019	273,406	$36.14	9.25
Granted	13,870	$5.23
Exercised	—	—
Cancelled/forfeited/expired	(32,920)	$16.09
Outstanding at September 30, 2020	254,356	$37.04	8.50
Vested and unvested expected to vest at September 30, 2020	250,368	$37.48	8.50

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest at December 31, 2019 and September 30, 2020 were each zero.

The assumptions used in the Black-Scholes pricing model for stock options granted during the nine months ended September 30, 2020 were as follows:

Stock and exercise prices	$2.70 - $7.10
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	0.38% – 1.37%
Expected life (in years)	5.00 – 5.96
Expected volatility	146.1% - 171.1%

Restricted Stock

A summary of RSU activity for the nine months ended September 30, 2020 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2019	36	$4,158
Granted	—	—
Vested and issued	—	—
Forfeited	—	—
Outstanding at September 30, 2020	36	$4,158
Vested and unvested expected to vest at September 30, 2020	36	$4,158

At September 30, 2020, the intrinsic values of RSUs outstanding and RSUs unvested and expected to vest were each approximately $100. Of the 36 RSUs outstanding at September 30, 2020, all were fully vested.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statements of operations and comprehensive loss during the periods presented:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2020	2019	2020
Stock Options
Cost of revenues	$29,405	$25,352	$54,625	$78,917
Research and development expenses	37,626	25,397	102,742	78,914
General and administrative expenses	168,484	92,472	361,102	290,231
Sales and marketing expenses	62,154	23,509	106,300	55,868
Total expenses related to stock options	$297,669	$166,730	$624,769	$503,930

Stock-based compensation expense was recorded net of estimated forfeitures of 0% - 8% per annum during each of the three and nine months ended September 30, 2019 and 2020. As of September 30, 2020, total unrecognized share-based compensation expense related to unvested stock options and RSUs, adjusted for estimated forfeitures, was $1,425,133 and is expected to be recognized over a weighted-average period of approximately 2.51 years.

8. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity for the nine months ended September 30, 2020 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2019	2,748,424	$18.58	4.6
Issued	885,475	$3.62
Exercised	(2,634,795)	6.74
Expired	(1,933)	1,404.00
Outstanding at September 30, 2020	997,171	$35.48	3.6

During the nine months ended September 30, 2020, holders have exercised their warrants in cashless exercise transactions for 876,772  shares of the Company’s common stock. All warrants outstanding at September 30, 2020 are exercisable. The intrinsic value of equity-classified common stock warrants outstanding at September 30, 2020 was zero.

9. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three and nine months ended September 30, 2019 and 2020, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the three and nine months ended
	September 30,
	2019	2020
Preferred warrants outstanding (number of common stock equivalents)	—	—
Common warrants outstanding	1,519,724	997,171
RSUs outstanding	36	36
Convertible preferred stock outstanding (number of common stock equivalents)	47,139	47,139
Common options outstanding	279,765	254,356
Total anti-dilutive common share equivalents	1,846,664	1,298,702

10. Commitments and Contingencies

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any legal proceedings or aware of any threatened legal proceedings that are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

During the three months ended September 30, 2019 and 2020, total expense recorded in the Company’s unaudited condensed statements of operations and comprehensive loss for sales tax and maintenance obligations associated with equipment financing arrangements was approximately $35,000 and $29,000, respectively, with approximately $82,000 and $111,000 recorded during the nine months ended September 30, 2019 and 2020, respectively.  At December 31, 2019 and September 30, 2020, approximately $73,000 and $77,000, respectively, of such sales tax and maintenance obligations incurred but not paid were recorded in accrued other liabilities in the Company’s balance sheet (see Note 5). Future amounts totaling $299,996 for sales tax and maintenance obligations associated with financed equipment were due under equipment financing arrangements at September 30, 2020, which will be expensed as incurred (see Note 6).

11. Related Party Transactions

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received payments totaling approximately $19,000 and $26,000 during the years ended December 31, 2018 and 2019, respectively, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement. On December 11, 2019, the Company entered into a First Amendment to Assignment and Exclusive Cross-License Agreement with Aegea pursuant to which the Company obtained a royalty bearing license for a certain patent.  The Company agreed to pay Aegea, effective January 1, 2019, a royalty of 10% on the Company’s sale of research use only, or RUO, and import research use only reagents and kits in the field of oncology, where the sample types are tissue, whole blood, bone marrow, cerebrospinal fluid or derivatives of any of the foregoing.  As of December 31, 2019 and September 30, 2020, the Company has accrued approximately $7,500 and $5,000 for royalty expenses, respectively, related to this arrangement.  On June 3, 2020, the Company announced entering into a development agreement with Aegea focused on the co-development by Biocept and Aegea of a highly sensitive PCR-based assay designed by Aegea for detecting the COVID-19 virus.  Pursuant to the agreement, the Company will receive compensation for development services performed based on time and materials expended.  During the three and nine months ended September 30, 2020, the Company recorded development service revenues of approximately $107,000 and $109,000, respectively, and had approximately $72,000 accounts receivable due from Aegea as of September 30, 2020, related to this agreement.

12. Subsequent Events

On October 1, 2020, the Company’s Board of Directors approved the issuance of an aggregate of 722,568 options to be granted to the Company’s employees and executives.  The options granted have an exercise price of $4.50 per share and vest monthly over a three-year period from the grant date.

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

Company Overview

We are an early stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or “liquid biopsy.” Our current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy at diagnosis, show progression or be used for monitoring in order to identify specific resistance mechanisms. Sometimes traditional procedures, such as surgical tissue biopsies, result in tumor tissue that is insufficient and/or unable to provide the molecular subtype information necessary for clinical decisions. Our assays, typically performed on blood for most cancer types, have the potential to provide more contemporaneous information on the characteristics of a patient’s disease when compared with tissue biopsy and radiographic imaging. In January 2020, we announced that our molecular and CTC technologies were validated on cerebral spinal fluid, or CSF, in order to provide information for patients with metastatic cancers of lung or breast involving the central nervous system, or CNS.

Our current assays and our planned future assays focus on key solid tumor indications utilizing our Target-SelectorTM liquid biopsy technology platform for the biomarker analysis of CTCs and ctDNA from a standard blood sample. Our patented Target-Selector™ CTC platform assays are based on an internally developed microfluidics-based cell capture and analysis platform, with enabling features that change how information provided by CTC testing is used by clinicians. Our patented Target-Selector™ molecular technology enables detection of mutations and genome alterations with enhanced sensitivity and specificity, and is applicable to nucleic acid from ctDNA, and could potentially be validated for other sample types such as bone marrow, or tissue (surgical resections and/or biopsies). Our Target-Selector™ CTC and molecular platforms provide both biomarker detection as well as monitoring capabilities and require only a patient blood sample or CSF sample to inform treatment decisions. In January 2019, we began offering research use only, or RUO, liquid biopsy kits containing our patented and proprietary ctDNA Target SelectorTM testing for certain specific cancer genes to laboratories and researchers worldwide. In March 2020 we released an RUO EGFR Target SelectorTM Kit validated with formalin-fixed paraffin-embedded, or FFPE. In March of 2020 we also released a RUO BRAF Target SelectorTM   validated for both ctDNA and FFPE.

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and accredited by the College of American Pathologists, or CAP. Here we performed the research and development that led to our current assays, and we continue to perform research and development for our planned future assays, at this same facility. In addition, we currently manufacture our microfluidic channels and various chemistries utilized in our testing process, however, we have identified and have been working with a manufacturer to outsource certain manufacturing activities in the near term to reduce costs and improve efficiency. The assays we offer and intend to offer are classified as laboratory developed tests, or LDTs, under CLIA regulations. CLIA certification is required before any clinical laboratory, including ours, may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, or treatment of disease or the assessment of health. In addition, we participate in and have received CAP accreditation, which includes rigorous bi-annual laboratory inspections and requires adherence to specific quality standards.

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

Our revenue generating efforts are focused in three areas:

•

providing laboratory services to medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians who use the biomarker information we provide in order to determine the best treatment plan for their patients;

•	providing laboratory services utilizing both our CTC and ctDNA testing in order to help pharmaceutical and biopharmaceutical companies developing drug candidate therapies to treat cancer; and

•	licensing and/or selling our proprietary testing and/or technologies, including our BCTs, to partners in the United States and abroad.

We plan to grow our business by directly offering medical oncologists, neuro-oncologists, surgical oncologists, pulmonologists, pathologists and other physicians our Target-Selector™ liquid biopsy CTC and molecular assays. Based on our product development data, as well as discussions with our collaborators, we believe that our planned future assays should provide important information and clinical value to physicians. In particular, our CTC and ctDNA assays could deliver important, actionable information not provided by other assays. For example, the historic clinical CTC test is the United States Food and Drug Administration, or FDA, approved CellSearch® test, which provides CTC enumeration, but is not FDA approved to perform biomarker analysis. We believe our ability to rapidly translate research insights about the utility of cytogenetic, immunocytochemical and molecular biomarkers to provide information to medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians for treatment decisions in the clinical setting will improve patient treatment and management, and that these assays will become a key component of the standard of care for personalized cancer treatment.

Assays, Products and Services

We currently offer and conduct our commercialized diagnostic assays and offer our clinical trial services at our CLIA-certified, CAP-accredited and state-licensed laboratory. We have commercialized our Target-Selector™ assays for a number of solid tumor indications such as: breast cancer, NSCLC, gastric cancer, colorectal cancer, prostate cancer, pancreaticobiliary cancer, and ovarian cancer. These assays utilize our dual CTC and ctDNA technology platforms and provide biomarker analysis from a patient’s blood sample. In addition, we launched our RT-PCR COVID-19 testing at our laboratory during the second quarter of 2020.

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

•

RT-PCR COVID-19 Testing. We are currently performing RT-PCR testing for COVID-19 and have received more than 100,000 samples for processing to date.  We believe that our RT-PCR COVID-19 testing will be an important aspect of our business until the COVID-19 pandemic subsides.

In the case of our breast and gastric cancer offerings, biomarker analysis involves fluorescence in situ hybridization, or FISH, for the detection and quantitation of the human epidermal growth factor receptor 2, or HER2, gene copy number as well as immunocytochemical, or ICC, analysis of estrogen receptor, or ER, protein, progesterone receptor, or PR, protein, in breast cancer and androgen receptor, or AR, protein in prostate cancer; all of these tests are currently available commercially. We have also validated and offer a Next Generation sequencing assay for use in breast cancer. A patient’s HER2 status provides the physician with information about the appropriateness of therapies such as Herceptin® or Tykerb®. ER and PR status provides the physician with information about the appropriateness of endocrine therapies such as tamoxifen and aromatase inhibitors.

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

We analytically validated PD-L1 testing utilizing our CTC technology in 2016. PD-L1 is a biomarker that is informative for immuno-oncology therapies currently marketed for lung cancer and melanoma, as well as therapies in development for other tumor types. We collaborated with David Rimm, M.D., Ph.D., a pathologist at Yale Medical School and a scientific advisor to us, on the analytical development of this assay.

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

In May 2019 we announced launch of the Oncomine NGS lung cancer panel in collaboration with Thermo Fisher Scientific. We have been notified that we have received positive coverage for our test by Palmetto MolDx, who is contracted by CMS to vet new technologies and assays.  This means that they have determined our test is reasonable and necessary for the care of patients diagnosed with late state Non-Small Cell Lung Cancer.  This is the first step in gaining reimbursement for a proprietary test, and are in the process of negotiating coding and pricing.  Once that is finalized, Noridian (the Medicare carrier for our region) must review and accept the recommendation for payment from Palmetto.  If they agree with the recommendation from Palmetto MolDx, then Noridian will adopt the payment and reimbursement recommendation or develop their own, and we can then receive payment from Medicare.

In June 2019 we announced launch of the Oncomine NGS breast cancer panel, a multi-gene liquid biopsy panel specifically developed for breast cancer, in collaboration with Thermo Fisher Scientific. This panel is being marketed to physicians and cancer researchers for the detection and monitoring of actionable genomic biomarkers associated with breast cancer.

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

In May 2020, we announced the availability of a Target-Selector™ molecular assay RUO kit for the detection of BRAF mutations in ctDNA and FFPE samples.

We launched our RT-PCR COVID-19 testing business during the second quarter of 2020. We have received more than 100,000 samples for processing through our RT-PCR technology at our laboratory through the date of filing and we believe that performing highly accurate RT-PCR testing for COVID-19 will be an important aspect of our business until the COVID-19 pandemic subsides.

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

Pharmaceutical and Research Collaborations

We continue to execute on our strategies intended to expand our business globally, as well as to engage with pharmaceutical companies on clinical trials and assay development. We have preferred provider agreements in place in Mexico with Quest Diagnostics to support testing for Astra Zeneca. In addition, we have distribution agreements in place in Mexico, Uruguay, Columbia and Israel.

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

In April 2016, we announced a study collaboration with Dr. Giuseppe Giaccone at the MedStar Georgetown University Hospital to assess resistance biomarkers in non-small cell lung cancer, or NSCLC, patients treated with EGFR inhibitors or chemotherapy. Later in 2016, we announced another collaboration involving a study presented at the European Society for Medical Oncology, or ESMO, Annual Congress in October 2016, evaluating the detection of EGFR alterations (del19, L858R and T790M) by our Target-Selector™ liquid biopsy. Subsequent to this study, we have earned business in both Mexico and Columbia for EGFR gene mutation testing in blood to qualify patients for a pharmaceutical company’s targeted therapy. The relationship also resulted in a study initiated during the following year that includes peripheral blood CTC assessment of PD-L1 protein expression in patients undergoing chemotherapy as a monotherapy or in combination with a checkpoint inhibitor. In December 2016, we announced a clinical study agreement with Columbia University Medical Center to evaluate the clinical utility of our Target-Selector™ platform to diagnose leptomeningeal metastases, or LM, in breast cancer patients. This work was expanded in the fourth quarter of 2018 to include patients with other primary solid tumor types. Dr. Kevin Kalinsky leads this study to test CTCs in cerebrospinal fluid and blood, where CTC analysis will be compared to standard methods for confirming LM diagnosis. In September 2020, Dr. Kalinsky moved to Emory University in Atlanta, but his work with Columbia University on this project continues.

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

In October 2019, we announced the publication of a peer-reviewed journal article featuring the analytical validation results demonstrating the high sensitivity of our Target SelectorTM testing for EGFR, BRAF, and KRAS mutation in plasma circulating tumor DNA (ctDNA). The article was published in the journal, PLOS ONE, Volume 14, October 2019, and will also be included as part of a special collection of topical articles, entitled Targeted Anticancer Therapies and Precision Medicine In Cancer.

In November 2019, we presented clinical data highlighting performance of our Target SelectorTM tests and kits for detecting actionable oncology biomarkers at the 2019 Association for Molecular Pathology, or AMP, Annual Meeting held at the Baltimore Convention Center, in Baltimore, MD.  The content of our posters will be published in The Journal of Molecular Diagnostics.

In December 2019, we presented clinical data supporting the use of our Target Selector TM CTC platform as an aid in the monitoring and treatment of breast cancer in a poster session at the 2019 San Antonio Breast Cancer Symposium, or SABS. The data demonstrated the Target SelectorTM platform’s ability to accurately detect, enumerate, and interrogate CTCs in a cohort of over 1,500 patients, representing various clinical and treatment stages of breast cancer.

In March 2020, we announced publication of clinical data in the peer-reviewed Journal of Clinical Pathology that further validates the Company's Target Selector™ qPCR Assay using "Switch Blocker" technology to identify cancer-related mutations in liquid biopsy samples.  The study examined 127 clinical assays for mutations commonly associated with cancer found in the EGFR, BRAF and KRAS genes. Each Target Selector™ assay in the study demonstrated extremely high accuracy, sensitivity and specificity when compared to results obtained from tissue samples, showing a 93%-96% concordance to blinded tissue samples across all assays.

In October 2020, we announced results from a prospective study comparing our Target Selector™ CSF testing to conventional cytology in patients with non-small cell lung cancer, or NSCLS, and leptomeningeal metastasis showing that our Target Selector™ CSF testing may provide a more robust method for detecting lung cancer metastasis in CSF than cytology.

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

In July 2019, we announced that we entered into a Laboratory Services Provider Agreement with Beacon Laboratory Benefit Solutions, Inc., a nationally recognized premier provider of laboratory benefit management technology solutions to health and managed care companies in the United States.

In February 2020, we announced that we entered into an agreement with a California-based independent physician association, or IPA, to provide our liquid biopsy testing services to physicians and patients in their network.  Our Target SelectorTM offering includes the choice of individual biomarker tests or a larger liquid biopsy panel, enabling physicians to select the best approach for each patient.

In June 2020, we announced that we entered into a managed care provider agreement with Medical Cost Containment Professional LLC (MCCP), to process out-of-network claims for Biocept’s Target SelectorTM liquid biopsy testing. MCCP is a reference-based pricing insurance network that includes more than 150,000 providers nationwide.

In August 2020, we announced the expansion of our agreement with MultiPlan, Inc. to include COVID-19 testing services at a pre-negotiated price per test.  MultiPlan is a healthcare cost management company offering payment integrity, network-based and analytics-based services.  With the expanded agreement, our RT-PCR COVID-19 testing, in addition to our liquid biopsy oncology testing services, are now accessible to consumers who have access to the PHCS and MultiPlan Networks, MultiPlan’s national primary and complementary networks.  More than 1 million healthcare providers participate in MultiPlan’s networks and 60 million health plan members have access to the company’s services.

In addition, in August 2020, we entered into an agreement with a healthcare group to provide RT-PCR COVID-19 testing to skilled nursing facilities.  The group operates and supports more than 50 facilities in multiple states, with most located in California, the state with one of the most stringent COVID-19 testing regulations in the United States.

In September 2020, we announced that Highmark, America’s fourth largest Blue Cross Blue Shield affiliate, has made a positive coverage determination that our Target SelectorTM liquid biopsy assay has been accepted for medical coverage for use in the diagnosis and treatment of patients with NSCLC.  In addition, we announced that we entered into an agreement with Health Net Federal Services LLC to be an in-network provider for Target Selector™ liquid biopsy oncology platform testing for cancer patients in the TRICARE West (TriWest) region network.  TriWest provides healthcare services to approximately three million members of the U.S. military and their families.

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

We have issued patents with broad claims covering our blood collection tube, antibody cocktail approach, microchannel, CTC detection methodologies, and ctDNA analysis. In addition to issued patents in the U.S., we have patents for our proprietary microchannel in China, South Korea, Europe, Hong Kong, Canada and Japan, and for our antibody cocktail in Australia, Europe, Canada, China, Hong Kong and Japan. Our patent estate continues to evolve, and in addition to the broad patent estate around our CTC platform, we also have issued patents in the U.S., Australia, Brazil, Europe, Japan, China and South Korea for our novel switch blocker technology, solidifying our proprietary enrichment methodology for detecting ctDNA with very high sensitivity. We also have recent issued patents in the U.S. Australia, and Japan for a unique primer switch technology which can be used for detecting rare genetic alterations, and for improving the performance of PCR based amplification assays. Our CTC platform patents were filed from 2005 through 2012, and we expect to have patent protection into the 2030s. Our CTC patents and applications cover not only cancer as a target, but also prenatal and other rare cells of interest. Recently allowed patents in the U.S. cover the capture of “any target of interest on any solid surface” using our antibody capture approach. The patent for our proprietary specimen collection tubes expire in 2031, and the patents for our ctDNA technology expire in the early 2030s.

As of September 30, 2020, we owned 42 issued patents and 13 patents pending related to our current technologies. Of these, 11 were issued and 3 were pending patents in the U.S., while 31 were issued and 10 were pending patents in non-U.S. territories. Separately, we also owned 7 issued patents related to our earlier microarray and cell analysis technology.

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

In April 2020, we announced that we verified a COVID-19 molecular diagnostic test and that we will begin accepting physician-ordered testing requests.  The testing volume was initially limited by the national shortage of specimen collection kits.  On June 22, 2020, we announced the availability of 10,000 specimen collection kits for COVID-19 testing for physician ordering.  Collected specimens are shipped to our high-complexity, CLIA-certified, CAP-accredited and BSL-2 safety level laboratory in San Diego with results returned to ordering physicians in an estimated 24 to 48 hours.  We have received more than 100,000 samples for processing through our RT-PCR technology at our laboratory to date and we believe that performing highly accurate RT-PCR testing for COVID-19 will be an important aspect of our business until the COVID-19 pandemic subsides.

We are developing and manufacturing our own COVID collection tubes with proprietary media which we will call “VEE Sure” which we anticipate being validated in our CLIA laboratory. We expect to file a patent application for these tubes prior to the end of the year.  On June 3, 2020, we announced entering into a development agreement with Aegea focused on the co-development by Biocept and Aegea of a highly sensitive PCR-based assay designed by Aegea for detecting the COVID-19 virus.

Results of Operations

Three Months Ended September 30, 2019 and 2020

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three months ended September 30,		Change
	2019	2020	$	%
(dollars in thousands)
Net revenues	$1,529	$6,586	$5,057	331%
Cost of revenues	2,833	5,859	3,026	107%
Research and development expenses	1,164	1,088	(76)	(7%)
General and administrative expenses	1,700	3,023	1,323	78%
Sales and marketing expenses	1,462	1,434	(28)	(2%)
Loss from operations	(5,630)	(4,818)	812	(14%)
Interest expense	(62)	(60)	2	(3%)
Other income	-	—	—	100%
Loss before income taxes	(5,692)	(4,878)	814	(14%)
Income tax expense	—	—	—	0%
Net loss	$(5,692)	$(4,878)	$814	(14%)

Net Revenues

Net revenues were approximately $6,586,000 for the three months ended September 30, 2020, compared with approximately $1,529,000 for the same period in 2019, with the increase attributable to significant RT-PCR COVID-19 testing volumes during the three months ended September 30, 2020. Revenues for the three months ended September 30, 2020 included $6.4 million in commercial test revenue, which includes $5.7 million attributable to RT-PCR COVID-19 testing, $47,000 in development services test revenue and $154,000 in revenue for distributed products, Target Selector™ RUO kits, CEE-Sure® blood collection tubes and payments from Aegea Bioscience for services associated with the development of a COVID-19 assay.  Revenues for the three months ended September 30, 2019 included $1.4 million in commercial test revenue, $38,000 in development services test revenue and $59,000 from distributed products. The increase in net revenues is due to an increase in overall accession volumes, which is attributable to the COVID-19 testing business, which was launched during the second quarter of 2020, resulting in over 47,000 billed accessions during the quarter ended September 30, 2020.

The net estimated revenue per commercial accession delivered during the three months ended September 30, 2020 was $133, based on 48,109 commercial accessions delivered, while during the three months ended September 30, 2019 it was approximately $1,189, based on 1,107 commercial accessions delivered.  The decrease in net estimated revenue per commercial accession delivered as compared to the prior year is primarily the result of lower net revenue per accession delivered from the portion of our accession volume related to our RT-PCR COVID-19 testing and a reduced number of biomarkers reported for each oncology case.

The following table sets forth certain information regarding commercial accessions received during the three months ended September 30, 2019 and 2020:

	Three months ended September 30,		Change
	2019	2020	# / $	%
# Commercial accessions received	1,189	52,773	51,584	See Note (1)
$ Value estimated per commercial accession received*	$1,251	$135	$(1,116)	(89%)

(1) Not meaningful due to COVID-19 volume.

*Commercial value per accession received is reflected as expected reimbursement (gross billed less contractual allowance).

Additionally, overall development revenues stayed relatively flat as compared to the same period in the prior year. The net revenue per development services accession increased primarily due to the higher number of biomarkers ordered during period as compared to the same period in the prior year, partially offset by a lower number of development services accessions delivered as follows:

	Three months ended September 30,		Change
	2019	2020	# / $	%
# Development services accessions delivered	135	113	(22)	(16%)
$ Value per development services accession delivered	$281	$412	$131	47%

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $5,859,000 for the three months ended September 30, 2020, compared with approximately $2,833,000 for the same period in 2019, representing an increase of $3,026,000, or 107% primarily resulting from increased revenues related to our RT-PCR COVID-19 testing business.  Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, shipping and other direct costs, as well as equipment depreciation and software amortization expenses.

Research and Development Expenses. Research and development expenses were approximately $1,088,000 for the three months ended September 30, 2020, compared with approximately $1,164,000 for the same period in 2019, a decrease of $76,000, or 7%, primarily due to  lower allocated laboratory costs during the three months ended September 30, 2020 compared to the same period in the prior year. Research and development expenses are comprised of, but not limited to, personnel costs, material, shipping and other direct costs, computer and laboratory equipment maintenance and facility related costs.

General and Administrative Expenses. General and administrative expenses were approximately $3,023,000 for the three months ended September 30, 2020, compared with approximately $1,700,000 during the same period in 2019, an increase of $1,323,000, or 78%. The increase is primarily related to higher investor relations expenses, directors and officer’s liability insurance and legal costs as compared to the prior year period. General and administrative expenses are comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1,434,000 for the three months ended September 30, 2020, compared with approximately $1,462,000 for the same period in 2019, staying relatively flat. We experienced the continued impact of the pandemic on our sales and marketing activities due to pandemic related shutdowns and travel restrictions. Sales and marketing expenses are comprised of, but not limited to, personnel costs, trade show and other marketing related expenses, as well as office and other costs.

Interest Expenses. Interest expenses were approximately $60,000 for the three months ended September 30, 2020 compared with approximately $62,000 for the same period in 2019, staying relatively flat reflecting market interest rates on finance leases trending lower.

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

Results of Operations

Nine Months Ended September 30, 2019 and 2020

The following table sets forth certain information concerning our results of operations for the periods shown:

	Nine months ended September 30,		Change
	2019	2020	$	%
(dollars in thousands)
Net revenues	$3,745	$8,950	$5,205	139%
Cost of revenues	8,105	11,324	3,219	40%
Research and development expenses	3,535	3,989	454	13%
General and administrative expenses	5,059	6,839	1,780	35%
Sales and marketing expenses	4,452	4,233	(219)	(5%)
Loss from operations	(17,406)	(17,435)	(29)	0%
Interest expense	(188)	(172)	16	(9%)
Warrant inducement and other expenses	(1,831)	(2,102)	(271)	15%
Loss before income taxes	(19,425)	(19,709)	(284)	1%
Income tax expense	-	-	—	0%
Net loss	$(19,425)	$(19,709)	$(284)	1%

Net Revenues

Net revenues were approximately $8,950,000 for the nine months ended September 30, 2020 compared with approximately $3,745,000 for the same period in 2019, with the increase being attributable to significant RT-PCR COVID-19 testing volumes during the third quarter of 2020. Revenues for the nine months ended September 30, 2020 included $8.5 million in commercial test revenue, which includes $5.7 million attributable to RT-PCR COVID-19 testing, $145,000 in development services test revenue and $261,000 in revenue for Target Selector™ RUO kits, CEE-Sure blood collection tubes and payments from Aegea Bioscience for services associated with the development of a COVID-19 assay. The increase in net revenues is due to an increase in overall accession volumes, which is attributable to the COVID-19 testing business which was launched by the Company during the second quarter of 2020, which resulted in over 47,000 billed accessions from RT-PCR COVID-19 testing during the quarter ended September 30, 2020.

The net estimated revenue per commercial accession delivered during the nine months ended September 30, 2020 was $170, based on 50,140 commercial accessions delivered, while during the nine months ended September 30, 2019 it was approximately $1,123, based on 3,142 commercial accessions delivered.

The following table sets forth certain information regarding commercial accessions received during the nine months ended September 30, 2019 and 2020:

	Nine months ended September 30,		Change
	2019	2020	# / $	%
# Commercial accessions received	3,266	54,829	51,563	See Note (1)
$ Value estimated per commercial accession received*	$1,170	$181	$(989)	(85%)

(1) Not meaningful due to COVID-19 volume.

*Commercial value per accession received is reflected as expected reimbursement (gross billed less contractual allowance).

Additionally, overall development revenues stayed relatively flat as compared to the same period in the prior year. The net revenue per development services accession increased primarily due to the higher number of biomarkers ordered during period as compared to the same period in the prior year, partially offset by a lower number of development services accessions delivered as follows:

	Nine months ended September 30,		Change
	2019	2020	# / $	%
# Development services cases delivered	399	353	(46)	(12%)
$ Value per development services accession delivered	$314	$412	$98	31%

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $11,324,000 for the nine months ended September 30, 2020, compared with approximately $8,105,000 for the same period in 2019, representing an increase of $3,219,000, or 40%, primarily resulting from increased revenues related to our RT-PCR COVID-19 testing business.  As we continue to leverage the fixed components of our costs, our cost of revenues as a percentage of net revenues decreased by approximately 88% for the nine months ended September 30, 2020 as compared to the same period in the prior year. Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, shipping and other direct costs, as well as equipment depreciation and software amortization expenses.

Research and Development Expenses. Research and development expenses were approximately $3,989,000 for the nine months ended September 30, 2020, compared with approximately $3,535,000 for the same period in 2019, an increase of $454,000, or 13%. The increase was primarily attributable to costs related to launching our RT-PCR COVID-19 testing during the nine months ended September 30, 2020, ongoing development and validation costs related oncology liquid biopsy panels and laboratory testing automation projects. Research and development expenses are comprised of, but not limited to, personnel costs, material, shipping and other direct costs, computer and laboratory equipment maintenance and facility related costs.

General and Administrative Expenses. General and administrative expenses were approximately $6,839,000 for the nine months ended September 30, 2020, compared with approximately $5,059,000 during the same period in 2019, an increase of $1,780,000, or 35%. The increase was due to reporting a department previously under sales and marketing under general and administrative costs beginning in mid-2019, as well as higher investor relations expenses, directors and officer’s liability insurance and legal costs as compared to the prior year. General and administrative expenses are comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $4,233,000 for the nine months ended September 30, 2020 compared with approximately $4,452,000 for the same period in 2019, a decrease of $219,000, or 5%. The decrease was primarily attributable to a decrease in our sales and marketing costs due to pandemic related shutdowns and travel restrictions. Sales and marketing expenses are comprised of, but not limited to, personnel costs, trade show and other marketing related expenses, as well as office and other costs.

Interest Expenses.  Interest expenses were approximately $172,000 for the nine months ended September 30, 2020, compared with approximately $188,000 for the same period in 2019, staying relatively flat.  Interest expenses are comprised of interest incurred related to finance leases used to obtain equipment.

Warrant Inducement and Other Expenses.  Warrant inducement and other expenses were approximately $2,102,000 for the nine months ended September 30, 2020 compared with approximately $1,831,000 for the same period in 2019, an increase of $271,000, or 15%.  The increase was due to a higher fair value recognized in the first quarter of 2020 for the inducement warrants issued in January 2020 and warrant modification costs than for the inducement warrants issued in the May 2019 in connection with the warrant exercise offering.

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

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Nine months ended September 30,
	2019	2020
(dollars in thousands)
Cash provided by/ (used in):
Operating activities	$(17,577)	$(18,684)
Investing activities	(298)	(64)
Financing activities	20,991	26,305
Net increase in cash	$3,116	$7,557

Cash Used in Operating Activities. Net cash used in operating activities was $18.7 million for the nine months ended September 30, 2020, compared to net cash used in operating activities of $17.6 million for the same period in 2019. In addition to funding our net loss, cash used in operating activities during the nine months ended September 30, 2020 included cash used for increased accounts receivables of $4.4 million and inventories of $2.6 million, which was partially offset by an increase in accounts payable balances of $3.9 million.

Cash Used in Investing Activities. Net cash used in investing activities of approximately $64,000 and $298,000 during the nine months ended September 30, 2020 and 2019, respectively, was related to purchases of fixed assets.

Cash Provided by Financing Activities. Net cash provided by financing activities was $26.3 million for the nine months ended September 30, 2020, compared to net cash provided by financing activities of $21.0 million for the same period in 2019.  Our primary sources of cash from financing activities during the nine months ended September 30, 2020 consisted of $660,000 in net proceeds from exercise of overallotment warrants from the December 2019 warrants in January 2020, net proceeds of $24.2 million from our sale of common stock in three financing transactions in March and April 2020, and $2.4 million in proceeds from exercise of common stock warrants.  Net proceeds from financing transactions were partially offset by $0.5 million of principal payments made on finance leases and indebtedness.  Our primary sources of cash from financing activities during the nine months ended September 30, 2019 consisted of $2.0 million in net proceeds from our offering of common stock in January 2019, $6.6 million in net proceeds from our sale of common stock and warrants in February 2019, $0.6 million in net proceeds from the exercise of the placement agent’s overallotment option from the January 2019 transaction, $7.6 million in net proceeds from our sale of common stock and warrants in March 2019, and $4.9 million in proceeds from exercise of common stock warrants.

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

In January 2020, we completed a Warrant Exercise Inducement offering and received net proceeds of approximately $2.3 million, as well as an additional $700,000 from the underwriter exercising its overallotment warrants from the December 2019 underwritten financing transaction. In addition, as inducement for these exercises, we issued 692,725 warrants to purchase shares of common stock at $3.495 per share.  The warrants are exercisable on the six-month anniversary of issuance and expire five years following the date first exercisable.  On March 2, 2020, we sold and issued 2,300,000 shares of our common stock at a purchase price of $4.00 per share in a registered direct offering and received net proceeds of approximately $8.6 million, after deducting placement agent fees and other expenses.  On March 4, 2020, we sold and issued 1,600,000 shares of our common stock at a purchase price of $4.10 per share in a registered direct offering and received net cash proceeds of approximately $6.1 million after deducting placement agent fees and other expenses.  On April 16, 2020, we sold and issued 2,230,000 shares of our common stock at a purchase price of $4.60 per share in a registered direct offering and received net cash proceeds of approximately $9.6 million, after deducting placement agent fees and other expenses.

As of September 30, 2020, our cash totaled $16.9 million. While we currently are in the commercialization stage of operations, we have not yet achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. While we believe that, absent the COVID-19 pandemic, based on our historical and planned cash usage our current cash would have supported our operations through most of 2021, due to the uncertainty introduced by the impact of COVID-19 on revenues and cash usage, there is uncertainty as to the period of time for which existing cash can support our ongoing operations. We have determined that there is substantial doubt about our ability to continue as a going concern for the one-year period following the date that our unaudited condensed financial statements for the three and nine months ended September 30, 2020 were issued, and we expect that we will need additional financing to execute on our current or future business strategies.

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

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

RISK FACTOR SUMMARY

Below is a summary of the material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission before making investment decisions regarding our common stock.

•	We are an early stage molecular oncology diagnostics company with a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability.
•	We need to raise additional capital to continue as a going concern.
•

If we are unable to increase sales of our current products, assays and services or successfully develop and commercialize other products, assays and services, our revenues will be insufficient for us to achieve profitability.

•	If we cannot develop products, assays and services to keep pace with rapid advances in technology, medicine and science, our operating results and competitive position could be harmed.
•

If our sole laboratory facility becomes damaged or inoperable, or we are required to vacate the facility, our ability to sell and provide our products and diagnostic assays and pursue our research and development efforts may be jeopardized.

•	Our business is subject to risks arising from epidemic diseases, such as the COVID-19 pandemic.
•	We expect to continue to incur significant expenses to develop and market products and diagnostic assays, which could make it difficult for us to achieve and sustain profitability.
•

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

•	The loss of key members of our executive management team could adversely affect our business.
•

Our failure to continue to attract, hire and retain a sufficient number of qualified sales professionals would hamper our ability to increase demand for our products and diagnostic assays, to expand geographically and to successfully commercialize any other products or assays we may develop.

•

We depend on third parties for the supply of blood samples and other biological materials that we use in our research and development efforts. If the costs of such samples and materials increase or our third-party suppliers terminate their relationship with us, our business may be materially harmed.

•

We currently rely on third-party suppliers for our BCTs, shipping kits, and critical materials needed to perform our current assays, as well as our planned future products, assays and services, and any problems experienced by them could result in a delay or interruption of their supply to us.

•

Our commercial success could be compromised if hospitals or other clients do not pay our invoices or if third-party payers, including managed care organizations and Medicare, do not provide coverage and reimbursement, breach, rescind or modify their contracts or reimbursement policies or delay payments for our current assays and our planned future assays.

•

We expect to depend on Medicare and a limited number of private payers for a significant portion of our revenues and if these or other payers stop providing reimbursement or decrease the amount of reimbursement for our current assays and our planned future assays, our revenues could decline.

•

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

•	Long payment cycles of Medicare, Medicaid and/or other third-party payers, or other payment delays, could hurt our cash flows and increase our need for working capital.
•

If we were required to conduct additional clinical studies or trials before continuing to offer assays that we have developed or may develop as LDTs, those studies or trials could lead to delays or failure to obtain necessary regulatory approval, which could cause significant delays in commercializing any future products and harm our ability to achieve sustained profitability.

•	If we are unable to maintain effective proprietary rights for our products or services, we may not be able to compete effectively in our markets.

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

We have historically incurred substantial net losses, including net losses of $25.1 million for year ended December 31, 2019 and $19.7 million for the nine months ended September 30, 2020, respectively, and we have never been profitable. At September 30, 2020, our accumulated deficit was approximately $265.4 million. Before 2008, we were pursuing a business plan relating to fetal genetic disorders and other fields, all of which were unrelated to cancer diagnostics. The portion of our accumulated deficit that relates to the period from inception through December 31, 2007 is approximately $66.5 million.

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

Although we believe that our current assays and our planned future assays, our molecular kits as well as our blood and viral collection tube product, represent a promising commercial opportunity, our products or assays may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market for our products and diagnostic assays and build that market through physician education, awareness programs and the publication of clinical trial results. Gaining acceptance in medical communities requires, among other things, publications in leading peer-reviewed journals of results from studies using our current products, assays and services and/or our planned future products, assays and services. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals would limit the adoption of our current products, assays and services and our planned future products, assays and services.

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

Our success depends on the market’s confidence that we can continue to provide reliable, high-quality products and assay results. We believe that our customers are likely to be particularly sensitive to product or assay defects and errors. As a result, the failure of our current or planned future products or assays to perform as expected, including with respect to our ability to maintain the sensitivity, specificity, concordance or reproducibility of such assays, would significantly impair our reputation and the public image of our products and cancer assays, and we may be subject to legal claims arising from any defects or errors. This could also impact our ability to get paid or the amount we are paid.

*If our sole laboratory facility becomes damaged or inoperable, or we are required to vacate the facility, our ability to sell and provide our products and diagnostic assays and pursue our research and development efforts may be jeopardized.

We currently derive our revenues from our diagnostic assays conducted in our CLIA-certified, CAP accredited, and state-licensed laboratory. We do not have any clinical reference laboratory facilities other than our facility in San Diego, California. We are in the process of moving our operations and equipment to a different laboratory facility in San Diego and anticipate to complete the move in late November 2020. Our current or new facilities and equipment could be harmed or rendered inoperable during the move or by natural or man-made disasters, including fire, earthquake, flooding and power outages, which may render it difficult or impossible for us to sell our products or perform our diagnostic assays for some period of time. The inability to sell our current or planned future products, or to perform our current assays and our planned future assays, or the backlog of assays that could develop if our facility is inoperable for even a short period of time, may result in the loss of customers or harm to our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our research and development work could be costly and time-consuming to repair or replace.

The San Diego area has recently experienced serious fires and power outages and is considered to lie in an area with earthquake risk.

Additionally, a key component of our research and development process involves using biological samples as the basis for our diagnostic assay development. In some cases, these samples are difficult to obtain. If the parts of our current or future laboratory facility where we store these biological samples were damaged or compromised, our ability to pursue our research and development projects, as well as our reputation, could be jeopardized. We carry insurance for damage to our property and the disruption of our business, but this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

Further, if our current or future CLIA-certified, CAP accredited, and state-licensed laboratory becomes inoperable or unqualified in any way we may not be able to license or transfer our technology to another facility with the necessary qualifications, including state licensure and CLIA certification, under the scope of which our current assays and our planned future assays could be performed. Even if we find a facility with such qualifications to perform our assays, it may not be available to us on commercially reasonable terms.

*Our business is subject to risks arising from epidemic diseases, such as the COVID-19 pandemic.

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

*The successful development of a vaccine for COVID-19 may harm our RT-PCR COVID-19 testing business.

We launched our RT-PCR COVID-19 testing business during the second quarter of 2020. We have received more than 100,000 samples for processing through our RT-PCR technology at our laboratory to date and we believe that performing highly accurate RT-PCR testing for COVID-19 will be an important aspect of our business until the COVID-19 pandemic subsides. During the three and nine months ended September 30, 2020, we saw a significant increase in our net revenues primarily due to our substantial COVID-19 testing volumes during that time. If a vaccine for COVID-19 is successfully developed, we will likely lose much of the revenue generated by our RT-PCR COVID-19 testing business.

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

We also face competition from companies that offer products or are conducting research to develop products for CTC or ctDNA assays in various cancers. CTC and ctDNA products, assays and services represent a new area of science and we cannot predict what products or assays others will develop that may compete with or provide results similar or superior to the results we are able to achieve with the products or assays we develop. Competitors include but are not limited to companies such as Guardant Health, NeoGenomics, Cancer Genetics, Atossa, Agena Bioscience, Precipio, Illumina, Grail, Precision for Medicine, EPIC Sciences, Clearbridge Biomedics, Biodesix, Thermo Fisher Scientific, Foundation Medicine, Neogenomics, Genomic Health, Fluxion Biosciences, RareCells Diagnostics, ScreenCell, Menarini Silicon Biosystems, Alere (Adnagen), Sysmex, Natera, Inc., Angle PLC, Caris Life Sciences, Archer DX, DiaCarta, Inivata, LabCorp and Tempus Laboratories. Some of these groups, in addition to operating research and development laboratories, are establishing CLIA-certified testing laboratories while others are focused on selling equipment and reagents.

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

There are a number of companies that are focused on the oncology diagnostic market such as Illumina, Biorad, Sysmex, Qiagen, Roche, Biocartis and Thermo Fisher Scientific that are selling equipment and reagents kits for ctDNA assays and assay panels to laboratories that are developing tests that are marketed to medical oncologists and pathologists.

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

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. For the year ended December 31, 2019, and the nine months ended September 30, 2020 our research and development expenses were $4.7 million and $4.0 million, respectively, and our sales and marketing expenses were $5.9 million and $4.2 million, respectively. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current products, assays and services and our planned future products, assays and services, continue to establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we need to generate significant revenues in order to achieve sustained profitability.

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

As our product and assay volume grows, we will need to increase our assay capacity, implement automation, increase our scale and related processing, customer service, billing, collection and systems process improvements and expand our internal quality assurance program and technology to support assays on a larger scale. Examples of challenges we may face include, but are not limited to, maintaining the same validated sensitivity in our assays for both CTC and ctDNA analysis as our assay volume increases. We will also need additional clinical laboratory scientists and other scientific and technical personnel to process these additional assays. Any increases in scale, related improvements and quality assurance may not be successfully implemented and appropriate personnel may not be available. As additional products, assays and services are commercialized, we may need to bring new equipment online, implement new systems, technology, controls and procedures and hire personnel with different qualifications. Failure to implement or maintain necessary procedures or to hire the necessary personnel could result in a higher cost of processing or an inability to meet market demand. We cannot assure you that we will be able to perform assays on a timely basis, or procure BCTs, shipping kits or other materials we sell, at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of our assay results, or that we will respond successfully to the growing complexity of our operations. If we encounter difficulty meeting market demand or quality standards for our current products, assays and services and our planned future products, assays and services, including with respect to our assays our ability to maintain the sensitivity, specificity, concordance and reproducibility of such assays, our reputation could be harmed, and our future prospects and business could suffer, which may have a material adverse effect on our financial condition, results of operations and cash flows.

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

*Intrusions into our computer systems could result in compromise of confidential information.

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

There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. The Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, amended the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA imposes limitations on the use and disclosure of an individual’s healthcare information by certain healthcare providers, healthcare clearinghouses, and health insurance plans, collectively referred to as covered entities, and also grants individuals rights with respect to their health information. HIPAA also imposes compliance obligations and corresponding penalties for non-compliance on individuals and entities that provide services involving the creation, receipt, maintenance or transmission of individually identifiable health information for or on behalf of covered entities, collectively referred to as business associates as well as their covered subcontractors. HITECH also made significant increases in the penalties for improper use or disclosure of an individual’s health information under HIPAA and extended enforcement authority to state attorneys general. As amended by HITECH and subsequently by the final omnibus rule adopted in 2013, or Final Omnibus Rule, HIPAA also imposes notification requirements on covered entities in the event that certain health information has been inappropriately accessed or disclosed: notification requirements to individuals, federal regulators, and in some cases, notification to local and national media. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with encryption or other standards developed by the U.S. Department of Health and Human Services, or HHS. Most states have laws requiring notification of affected individuals and/or state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Activities outside of the United States implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance.  For example, if we obtain certain personal information regarding residents in the European Union, we may be subject to the European Union General Data Protection Regulation. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers or to alleviate problems caused by such breaches.

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

Although some of these provisions may negatively impact payment rates for clinical laboratory tests, the ACA also extends coverage to over 30 million previously uninsured people, which resulted in an increase in the demand for our current assays and our planned future assays. There remain judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, the President of the United States has signed executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties effective January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain ACA-mandated fees, including but not limited the Medical Device Excise Tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

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

In January 2020, the Centers for Medicare & Medicaid Services, or CMS, announced that data reporting for clinical diagnostic laboratory tests was delayed by one year. Additionally, the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, further delayed the reporting period. The next data reporting period is now January 1, 2022 through March 31, 2022 and will be based on the data collection period of January 1, 2019 through June 30, 2019. CMS further clarified that reporting will resume on a three-year cycle thereafter (i.e. 2025, 2028, etcetera).

Also, under PAMA, the Centers for Medicare & Medicaid Services, or CMS, is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made as of April 1, 2014, CMS is required to assign a unique billing code if one has not already been assigned by the agency. In addition to assigning the code, CMS is required to publicly report payment for the tests. Further, under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. We cannot determine at this time the full impact of PAMA, including its implementing regulations, on our business, financial condition and results of operations.

Additionally, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers and suppliers of up to 2% per fiscal year, starting in 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional congressional action is taken. The CARES Act suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The full impact on our business the sequester law is uncertain. In addition, the Middle-Class Tax Relief and Job Creation Act of 2012, or MCTRJCA, mandated an additional change in Medicare reimbursement for clinical laboratory tests.

In April 2020 the CMS announced that it would increase the reimbursement for certain COVID-19 molecular tests making use of high-throughput technologies developed by the private sector that allow for increased testing capacity, faster results, and more effective means of combating the spread of the virus to $100 per test, effective April 14, 2020. In October 2020, CMS announced that, beginning January 1, 2021, Medicare will change the base reimbursement rate for COVID-19 diagnostic tests run on high-throughput technologies to $75 per test with an additional payment of $25 per test if certain additional requirements are met. We are currently reviewing how this reimbursement policy will impact laboratories and the patients we serve.

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

In addition, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, the Trump administration issued an executive order on August 3, 2020 directing CMS to propose a regulation extending Medicare coverage for certain telemedicine services provided to certain Medicare beneficiaries beyond the duration of the COVID-19 public health emergency.

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

*Our commercial success could be compromised if hospitals or other clients do not pay our invoices or if third-party payers, including managed care organizations and Medicare, do not provide coverage and reimbursement, breach, rescind or modify their contracts or reimbursement policies or delay payments for our current assays and our planned future assays.

Medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians may not order our current assays and our planned future assays unless third-party payers, such as managed care organizations and government payers (e.g., Medicare and Medicaid), pay a substantial portion of the assay price. Coverage and reimbursement by a third-party payer may depend on a number of factors, including a payer’s determination that assays using our technologies are:

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

Approximately 38% and 32% of total net revenues during the year ended December 31, 2019 and the nine months ended September 30, 2020, respectively, were associated with Medicare reimbursement. Approximately 21% and 38% of total net revenues during the year ended December 31, 2019 and nine months ended September 30, 2020, respectively, were associated with Blue Cross Blue Shield reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, our current assays and our planned future assays would, without such contracted payer reimbursement for the capture/enumeration portion of our assays, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our assays. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the

relevant MAC for all our assays. The previous MAC for California, Palmetto, which is contracted with CMS to administer the Molecular Diagnostic Services, or MolDx, program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our assays is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 78% and 85% of all billable cases received, excluding COVID-19 testing cases, during the year ended December 31, 2019 and the nine months ended September 30, 2020, respectively, relate to our Target-Selector™ biomarker assays, we continue to receive orders for traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. The CTC enumeration counts disease burden and is a prognostic assay, and although valuable, it does not meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector™ assays.

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

•

HIPAA, as amended by HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, and their subcontractors that use, disclose or otherwise process individually identifiable health information;

•

federal false claims and civil monetary penalties laws, which, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to the federal government;

•

the federal Physician Payments Sunshine Act requirements under the ACA, which require certain manufacturers of drugs, devices, biologics and medical supplies to report to CMS information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and certain physician ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers.

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

In addition, the equity markets have experienced significant price and volume fluctuations that have affected the market prices for the securities of public companies for a number of reasons, including reasons that may be unrelated to our business or operating performance. The ongoing COVID-19 pandemic, for example, has negatively affected the stock market and investor sentiment and has resulted in significant volatility. These broad market fluctuations may result in a material decline in the market price of our common stock and you may not be able to sell your shares at prices you deem acceptable. In the past, following periods of volatility in the equity markets, securities class action lawsuits have been instituted against public companies. Such litigation, if instituted against us, could result in substantial cost and the diversion of management attention.

*Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum stockholders’ equity requirement, Nasdaq may take steps to de-list our common stock. For example, in May 2016, we received a letter from Nasdaq indicating that we are not in compliance with the minimum stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1), and in each of June 2016, November 2016, January 2018 and September 2019, we received letters from Nasdaq indicating that we were not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on The Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. Although we were able to regain compliance with the Nasdaq continued listing requirements discussed in the May 2016, June 2016, November 2016, January 2018 and September 2019 letter, there can be no assurance that we will be able to maintain compliance with the continued listing requirements of the Nasdaq Capital Market. If we fail to maintain compliance with Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with Nasdaq’s listing requirements.

*Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	the rate of adoption and/or continued use of our current assays and our planned future assays by healthcare practitioners;
•	variations in the level of expenses related to our development programs;
•	addition or reduction of resources for sales and marketing;
•	addition or termination of clinical utility studies;
•	any intellectual property infringement lawsuit in which we may become involved;
•	the impact of the ongoing COVID-19 pandemic on our ability to generate revenues;
•	the impact of a COVID-19 vaccine on our ability to generate revenues from our RT-PCR COVID-19 testing business;
•	third-party payer coverage and reimbursement determinations affecting our assays; and
•	regulatory developments affecting our assays.

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

We had outstanding 13,396,748 shares of common stock as of November 6, 2020, most of which are not subject to resale restrictions under Rule 144 of the Securities Act. In addition, as of September 30, 2020, we had outstanding preferred stock convertible into 47,139 shares of our common stock, options to purchase 254,356 shares of our common stock, 36 shares of common stock were issuable upon the settlement of outstanding restricted stock units, or RSUs, and 997,171 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options or upon the settlement of outstanding RSUs generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

In the future, we also may issue our securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then-outstanding shares of our common stock.

*If we are unable to favorably assess the effectiveness of our internal control over financial reporting, investors may lose confidence in our financial reporting and our stock price could be materially adversely affected.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404(a) of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm conducted in connection with Section 404(b) of the Sarbanes-Oxley Act after we no longer qualify as a “non-accelerated filer,” with less than $100 million in annual revenues, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

General Risk Factors

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In July and August 2020, the Company issued an aggregate of 268,772 shares of its common stock pursuant to the cashless exercise of certain warrants issued by the Company in January 2020. The shares of common stock issued upon exercise of the warrants were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act of 1933, as amended.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed below are hereby filed with the SEC as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

3.1	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2016).
3.4	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2017).
3.5	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 6, 2018).
3.6	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 4, 2020).
3.7

Certificate of Designation of Preference, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 13, 2018).

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7
4.2	Specimen Common Stock certificate of Biocept, Inc.
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

4.7

Common Stock Purchase Warrant issued by the Registrant in favor of Ally Bridge LB Healthcare Master Fund Limited under the Common Stock and Warrant Purchase Agreement dated August 9, 2017 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 10, 2017).

4.8

Common Stock Purchase Warrant issued in favor of Dawson James Securities, Inc. under the Securities Purchase Agreement dated December 5, 2017 (incorporated by reference to Exhibit 4.18 of the Registrant’s Registration Statement on Form S-1 (File No. 333-221648), filed with the SEC on January 22, 2018).

4.9

Form of Warrant to Purchase Common Stock issued to the investors under the Securities Purchase Agreement, dated January 26, 2018 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 30, 2018).

4.10

Warrant Agency Agreement dated August 13, 2018 by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 13, 2018).

4.11

Form of Series 1 Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.21 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225147), filed with the SEC on July 11, 2018).

4.12	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2018).
4.13	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2018).

Exhibit No.	Description of Exhibit
4.14

Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.24 of the Registrant’s Registration Statement on Form S-1 (File No. 333-228566), filed with the SEC on November 28, 2018).

4.15	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.25 of the Registrants Registrations Statement on Form S-1 (File No. 333-228566), filed with the SEC on November 28, 2018).
4.16	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 18, 2019).
4.17	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 29, 2019).
4.18

Form of Common Stock Warrant (incorporated by reference to Exhibit 4.19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-234459), as amended, filed with the SEC on December 6, 2019).

4.19	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.20 of the Registrant’s Registration Statement on Form S-1 (File No. 333-234459), as amended, filed with the SEC on November 8, 2019).
4.20	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 11, 2019).
4.21	Form of Warrant Amendment (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 9, 2020).
4.22	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 9, 2020).
10.1+	Employment Agreement by and between the Registrant and Michael C. Dugan, M.D., dated August 10, 2020.
31.1	Certification of Michael Nall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Timothy Kennedy, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Nall, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Timothy Kennedy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates management contract or compensatory plan.

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

BIOCEPT, INC. (Registrant)

Date: November 13, 2020	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Timothy C. Kennedy
Timothy C. Kennedy
Chief Financial Officer, Senior Vice President of Operations
(Principal Financial and Accounting Officer)