Form 10-K
period 2020-12-31
BIOCEPT INC
filed 2021-03-31
CIK 1044378

Thanks, M

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 001-36284

Biocept, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	80-0943522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9955 Mesa Rim Road, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 320-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.0001 per share	BIOC	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2020, was $93,146,301.

The number of shares of Registrant’s Common Stock outstanding as of March 19, 2021 was 13,402,368.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K. Except for the portions of the Proxy Statement specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

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

RISK FACTOR SUMMARY

Below is a summary of the material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found in this Annual Report on Form 10-K under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission before making investment decisions regarding our common stock.

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

PART I

Item 1. Business

Overview

We are an early-stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor nucleic acid including circulating tumor DNA, or ctDNA, and circulating tumor RNA, or ctRNA, assays using a standard blood sample, or “liquid biopsy.” Effective January 2020, we also adapted and validated this technology for commercial use in cerebrospinal fluid, or CSF, to identify tumor cells that have metastasized to the central nervous system, or CNS, in patients with advanced lung cancer or breast cancer.

In June of 2020, to respond to a national public health emergency  precipitated by the COVID-19 pandemic, we introduced molecular testing for SARS-CoV2, the virus responsible for COVID-19, using a United States Food and Drug Administration, or FDA, Emergency Use Authorization, or EUA, based “RT-PCR” method developed by Thermo-Fisher.

In June 2020, we entered into a development agreement with Aegea Biotechnologies, Inc., or Aegea, focused on the co-development by us and Aegea of a highly sensitive PCR-based assay designed by Aegea for detecting the COVID-19 virus.  Pursuant to the development agreement, we receive compensation for development services performed based on time and materials expended. In early March 2021, we announced a supply agreement with Aegea for the PCR-based COVID-19 assay kit.  Under the supply agreement, Aegea will supply the COVID-19 assay kit to us for validation in our high-complexity molecular clinical laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and licensed by the California Department of Public Health, and accredited by the College of American Pathologists, or CAP, and subsequent commercialization of a laboratory developed test, or LDT.

Our current and planned blood and CSF assays are intended to provide information to aid healthcare providers by identifying tumor cells associated with progression or metastasis, and identifying specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy. These assays may also be used for monitoring response to treatment or to identify specific resistance mechanisms.

“Liquid biopsies” are intended to supplement or replace the need for additional invasive surgical tissue biopsies or repeated lumbar punctures to find tumor material (intact cells or tumor derived nucleic acid known as ctDNA and ctRNA) in blood or CSF. Our molecular assays are also designed to help find molecular alterations in situations where tumor tissue or CSF cytology samples are insufficient and/or unable to provide the molecular subtype information necessary for clinical decisions.

Our assays have the potential to provide faster, more contemporaneous information regarding therapy response or the characteristics of a patient’s disease when compared with surgical tissue biopsies which must be scheduled or radiographic imaging which may take a month or more to illustrate progression.

Our current assays and our planned future assays focus on key solid tumor indications utilizing our Target-SelectorTM liquid biopsy technology platform for the biomarker analysis of CTCs and ctDNA from a standard blood or CSF sample. Our patented Target-Selector™ CTC platform assays are based on an internally developed microfluidics-based cell capture and analysis platform, with enabling features that change how information provided by CTC testing is used by clinicians. Our patented Target-Selector™ molecular technology enables detection of mutations and genome alterations with enhanced sensitivity and specificity, and is applicable to nucleic acid from ctDNA, and could potentially be validated for other sample types such as bone marrow, or tissue (surgical resections and/or biopsies). Our Target-Selector™ CTC and molecular platforms provide both biomarker detection as well as monitoring capabilities and require only a patient blood sample or CSF sample to inform treatment decisions. In January 2019, we began offering research use only, or RUO, liquid biopsy kits containing our patented and proprietary ctDNA Target SelectorTM testing for certain specific cancer genes to laboratories and researchers worldwide. In March 2020 we released an update for our RUO EGFR Target SelectorTM Kit which expanded the sample types validated to include both blood and formalin-fixed paraffin-embedded, or FFPE. In March 2020 we also released a RUO BRAF Target SelectorTM   validated for both ctDNA and FFPE.

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is certified under CLIA, licensed by the California Department of Public Health, and accredited by CAP. At this facility we perform our current assays, and we continue to perform research and development for our planned future assays. In addition, we currently manufacture our microfluidic channels and various chemistries used in our testing process, however, we have identified and have been working with a manufacturer to outsource certain manufacturing activities in the near term to reduce costs and improve efficiency. The assays we offer and intend to offer are classified as LDTs under CLIA regulations. CLIA certification is required before any clinical laboratory, including ours, may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, or treatment of disease or the assessment of health. In addition, we participate in and have received CAP accreditation, which includes rigorous bi-annual laboratory inspections and requires adherence to specific quality standards.

Our primary sales strategy is to engage medical oncologists and other physicians in the United States at private and group practices, hospitals, laboratories and cancer centers. In addition, we market our clinical trial and research services to pharmaceutical and biopharmaceutical companies and clinical research organizations. We also market and sell molecular assay kits which enable laboratories other than Biocept to perform our testing in house. Sales of these kits began in the first quarter of 2019. Further, sales to laboratory supply distributors of our proprietary blood collection tubes, or BCTs, commenced in June 2018, which allow for the intact transport of liquid biopsy samples for research use only from regions around the world.

Our revenue generating efforts are focused in three areas:

•

providing laboratory services to medical oncologists, neuro-oncologists, and other physicians or healthcare providers treating patients with cancer or COVID-19 who use the biomarker information we provide in order to determine the best treatment plan for their patients;

•

providing laboratory services using both our CTC and ctDNA and ctRNA assays in order to help pharmaceutical and biopharmaceutical companies run clinical studies establishing the use of novel drug therapies used to treat cancer; and

•	licensing and/or selling our proprietary testing and/or technologies, including our BCTs and assay kits, to partners in the United States and abroad.

We plan to grow our business by directly offering our Target-Selector™ liquid biopsy CTC and molecular assays to medical oncologists, neuro-oncologists, and other physicians or heath care providers who treat patients with cancer. Based on our product development data, as well as discussions with our key collaborators, we believe that our planned future assays, particularly those related to CSF, should provide important information and clinical value to physicians. Our CSF assays in particular are sufficiently unique in capturing tumor cells that we intend to file for a U.S. Food and Drug Administration, or FDA, “Breakthrough Designation” in second half of 2021.

Using our Target-Selector assays, cells in CSF or blood can be further interrogated to find various molecular alterations or “biomarkers” that can deliver important, actionable information not provided by other assays. For example, the historic clinical CTC test is the FDA approved CellSearch® test, which provides CTC enumeration in blood, but is not FDA approved for use in CSF or to perform biomarker analysis in blood or CSF. We believe our ability to rapidly translate insights about the utility of cytogenetic, immunocytochemical and molecular biomarkers to provide information to medical oncologists, neuro-oncologists, and other physicians for treatment decisions in the clinical setting will improve patient treatment and management, and that these assays will become a key component of the standard of care for personalized cancer treatment.

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

Our commercialized assays and other planned future assays only require a readily accessible standard venous blood sample or a CSF sample obtained by lumbar puncture, or “spinal tap.”  These may be performed at various times over the course of a patient’s life with cancer to help manage these patients.  Clinical indications may include diagnosing metastasis in the CNS, supporting the selection of appropriate treatment, establishing treatment response, or monitoring of residual disease which involves determining the presence or absence of tumor at multiple time points during the course of a patient’s disease. Because our assays require only a standard blood or CSF sample, they can be particularly useful to avoid the need for surgical biopsy or repeated sampling of the cerebrospinal fluid, or CSF, which is often needed to establish a diagnosis with less sensitive techniques such as cytology. This can be particularly advantageous when the patient has advanced disease and is not a good candidate for surgery or other more invasive diagnostic methods such as CT guided needle biopsy of the lung.  At the time of progression or recurrence there may be insufficient time and/or an urgent or precarious clinical status which does not favor the use of an invasive tissue biopsy to obtain diagnostic material. Additionally, many studies have shown that most tumors mutate during treatment and as the disease progresses, so genomic information from the initial tumor tissue may not be able to best inform treatment decisions at the time of metastasis.

Again, a significant benefit of our technology is that it allows physicians to assess the current status of tumors using a standard blood or CSF sample, known commonly as a “liquid biopsy” rather than an invasive tissue biopsy obtained by surgery or other more invasive procedures.

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

In addition to the human toll, the financial cost of cancer is overwhelming. An independent study published in 2010 and conducted jointly by the WHO ranked cancer as the most economically devastating cause of death in the world - estimated to be as high as $1.14 trillion globally. According to the National Cancer Institute, the direct cost of cancer care in the United States in 2030 is forecasted to be $158 billion.

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

CTCs, ctDNA, ctRNA and Cancer

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

ctDNA and ctRNA are nucleic acids that are released into blood by dying tumor cells. Cell death occurs in all tissues, especially those that are rapidly dividing, and in cancer, where cell growth is not only rapid but also uncontrolled. Parts of tumors often outgrow their blood supply, resulting in cell death. Tumor cells dying as a result of therapy also release nucleic acid into blood. As a consequence, ctDNA is common in cancer patients and scientists believe that like CTCs, it may be more representative of a patient’s entire tumor than a few thin sections from a tissue biopsy, thus reducing the heterogeneity problem. ctDNA is found in the plasma component of blood and is readily accessible in a standard blood sample. Analyzing ctDNA for mutations that are used as biomarkers for therapy selection shows great promise. One of the strengths of this approach, in addition to not requiring a tissue biopsy, is that it is not dependent on capturing rare tumor cells from blood to provide a sample for testing. The difficulty with this approach is that the cellular context is lost since the ctDNA is mixed with a much larger amount of circulating DNA from normal cells that are continuously dying and being replaced in the body, thus making analysis challenging. This requires a mutation detection methodology with enhanced sensitivity and specificity, to distinguish mutations in particular gene regions in cancer cells from the normal gene sequence present in those same genes in normal cells which co-exist in blood as normal cells die and are replaced in the body. Our Target-Selector™ technology provides this necessary sensitivity and specificity and creates an opportunity for ctDNA analysis to complement CTC analysis, or potentially to serve as the platform for stand-alone assays.

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

Our Business Strategy

We provide medical oncologists, neuro-oncologists, and other physicians and health care providers that treat cancer with a means to profile and characterize the genomic alterations of their patients’ tumors by analyzing CTCs and ctDNA found in standard blood draws or CSF obtained by lumbar puncture, avoiding the need for surgical tissue biopsy or other more inconvenient or invasive methods. Our assays are designed to address three principal clinical questions:

Is there tumor? We believe that our technology, which provides information on the presence of CTCs in blood and tumor cells in the CSF can be used to diagnose the progression of disease, in particular, it can be used to confirm suspected CNS metastasis of lung or breast cancer.

Is there a target for therapy? Our technology can be used to assess molecular biomarkers in CTCs or ctDNA, that can provide information to physicians to help guide the selection of more effective targeted therapies where available.

Is there a trend? Our assays can be used to follow the response to therapy, by providing a more sensitive and quantitative measure of tumor burden than other methods such as CSF cytology or radiologic imaging.

Our goal is to become the standard of care for cancer patients with advanced disease.  Our approach is to develop and commercialize CTC and ctDNA assays and services that enable us to offer actionable information from a standard blood or CSF sample for a range of solid tumor types so that oncologists can make treatment decisions which improve patient care. To achieve this, we intend to:

•

Develop and commercialize a portfolio of proprietary CTC and ctDNA and ctRNA assays that enable physicians to personalize cancer treatment. Our predictive biomarker assays are designed to provide a more complete profile of a patient’s disease than other current liquid biopsy tests that are based on either CTCs or ctDNA and ctRNA alone. Other CTC assays on the market lack molecular biomarker capability. Other ctDNA assays on the market lack information regarding the presence of tumor cells which can inform treatment decisions in suspected CNS metastasis.  Our combined CTC and ctDNA and ctRNA assays are expected to offer enhanced sensitivity and specificity compared to CSF cytology alone, based on initial studies. Our ctDNA and ctRNA assays based on the Target-Selector™ technology, enable earlier detection of therapy-associated mutation targets or resistance markers, to support treatment decisions, even in cases where tissue is too limited to be informative using other molecular methods. We have launched our Target-Selector™ offering in a number of key indications such as breast cancer, lung cancer, gastric cancer, colorectal cancer, and prostate cancer, which are performed in our CLIA-accredited testing facility. We plan to perform the necessary validation studies to allow us to commercialize these assays through our clinical laboratory.

•

Scale our sales and marketing capabilities. Our direct sales force with specialized experience in cancer diagnostic testing focuses on key identified territories in order to provide geographic coverage throughout the United States. At December 31, 2020, we had 11 sales representatives, and depending on our assay volume, potentially grow this number to 20 to 25 sales representatives.  This team will educate physicians directly on the benefits of our assays and the clinical data supporting them, as well as provide support to and serve as technical specialists for our partners. In addition to our internal efforts, we are actively seeking commercial partnerships that can increase our market reach.

•

Develop and expand our collaborations with leading university hospitals and research centers. We collaborate with key thought leaders, physicians and clinical researchers, including those at Northwestern University Lurie Cancer Center, Stanford University, Penn State University, the University of California, San Diego, the St John’s Cancer Institute at Santa Monica (formerly John Wayne Cancer Institute), Columbia University, Emory University, Johns Hopkins Medical Institute, and many others. Our collaborations enable us to test new technologies, validate the effectiveness and utility of our planned future assays in a clinical setting and provide us access to clinically well-characterized and highly annotated patient data. These samples and data accelerate our validation process and facilitate the testing and refinement of our planned new assays.

•

Enhance our efforts in reaching and educating medical oncologists, neuro-oncologists, and other physicians and health care providers about CTC and ctDNA and ctRNA assays. According to the State of Cancer Care in America 2014 Report, published in the Journal of Oncology Practice in March 2014, there were approximately 13,400 medical oncologists in the United States or 16,500 if gynecologic and pediatric oncologists are included. With the support of our key thought leader collaborators, we intend to focus on medical oncologists, neuro-oncologists, and other physicians who treat cancer patients by targeting our sales and marketing efforts on this important customer segment. We believe this will expand and optimize the use of our oncology testing services and personalize the cancer treatment provided by our clients so that they can better serve their cancer patients.

•

Increase our efforts to provide biopharmaceutical companies and clinical research organizations with our current and planned CTC and ctDNA and ctRNA assays and services. To improve the outcome of clinical trials for oncology drugs, and more rapidly advance targeted therapeutics, pharmaceutical and biopharmaceutical companies engage diagnostic companies that have advanced molecular assays that specifically address their needs. These include CTC and ctDNA and ctRNA assays that provide the ability to characterize patient-specific biomarkers and monitor changes over time. There are over 5,000 active trials in the United States in breast, lung, colorectal, prostate and gastric cancers and melanoma according to clinicaltrials.gov. We expect to increase our sales and marketing focus in this business as well as seek additional collaborations and partnerships with diagnostic, pharmaceutical and biopharmaceutical companies.

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

•

Conduct additional clinical studies with our current CTC and ctDNA and ctRNA assays and assays we plan to introduce in various cancer types. Clinical utility and validation studies for our planned ctDNA assays may rely on archived plasma or blood samples from clinical trials in which patient outcomes are already available, in a retrospective-prospective design that significantly shortens the length of such studies.

•

Continue to enhance our current and planned future CTC and ctDNA and ctRNA assays and reduce the costs associated with providing them through internal research and development and partnering with leading technology developers and reagent suppliers. We intend to work closely with select key technology developers and suppliers to further automate the optical interpretation of our current assays and our planned additional CTC assays, including enumeration, immunocytochemical biomarker staining and FISH. We have and currently utilize an automation system that significantly reduces the hands-on time of our cytogenetic technologists for microfluidic channel analysis while increasing the uniformity of the data we generate. This system is also expected to provide the ability to evaluate multiple fluorescent signals of different wavelengths simultaneously for multiplexed analysis, further enhancing efficiency.

Our Competitive Advantages

We believe that the competitive advantages of our molecular assays, including our assays which are still under development, would include the following.

Our current Target-Selector molecular assays enable, and we anticipate our planned future CTC and ctDNA and ctRNA assays will each enable, detailed analysis of a patient’s cancer utilizing a standard blood sample, facilitating testing at any time, including when a biopsy is not available or inconclusive, offering real-time monitoring of the cancer and the response of the cancer therapy, and allowing medical oncologists, neuro-oncologists, surgical oncologists, pulmonologists, urologists, integrative oncologists, naturopathic doctors and  pathologists and other physicians to select timely modifications to treatment regimens. Because CTCs and ctDNA and ctRNA are derived from the primary tumor or its metastases, they function as surrogates for the tumor, with the advantage of being readily accessible in a standard blood or CSF sample. This is especially important in situations where a biopsy is not available or advised. The simplicity of obtaining a standard blood sample permits repeat testing in a monitoring mode to detect recurrence or progression and to offer information on treatment modifications based on a current assessment of the cancer’s properties. A key advantage to using Biocept is our ability to interrogate both CTC and ctDNA and ctRNA biomarker targets.

Our current Target-Selector assays each provide and we anticipate our planned future assays will each provide more information than competitors’ existing tests, as a result of being able to provide biomarker results for both ctDNA, ctRNA and CTCs. We anticipate that such additional biomarker information will enable a physician to develop a personalized treatment plan. By including biomarker information in our analysis, in addition to CTC enumeration, our current assays and our planned future assays are designed to provide a more complete profile of a patient’s disease than existing CTC or ctDNA and ctRNA. We intend for our assays to contain actionable information to assist physicians in selecting appropriate therapies for individual patients. Our ctDNA and ctRNA assays are expected to offer enhanced sensitivity and specificity based on our patented technology, enabling earlier detection of therapy-associated mutation targets or resistance markers, again supporting treatment decisions.

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

Collaborative relationships with physicians at Northwestern University Lurie Cancer Center, Stanford University, Penn State University, the University of California, San Diego, the St. John Cancer Center of Santa Monica (former John Wayne Cancer Institute), Columbia University, Emory University, Johns Hopkins Medical Institute, and others. We have worked closely with dozens of physicians at many leading academic institutions on various collaborative projects in different cancer types including breast, NSCLC, prostate, colorectal, ovarian, bladder and endometrial. These projects provide us access to leading researchers, clinicians and key thought leaders, access to valuable patient samples and insight into clinical applications for our assays. Some of these projects have resulted in publications in leading journals, such as Cancer Discovery and Cancer Medicine, which enhances our standing in the oncology community and supports our marketing efforts.

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

Our Assays, Products and Services

Assays, Products and Services

We currently offer and conduct our commercialized diagnostic assays and offer our clinical trial services at our CLIA-certified, CAP-accredited and state-licensed laboratory. We have commercialized our Target-Selector™ assays for a number of solid tumor indications such as: breast cancer, NSCLC, gastric cancer, colorectal cancer, prostate cancer, pancreaticobiliary cancer, and ovarian cancer. These assays utilize our dual CTC and ctDNA technology platforms and provide biomarker analysis from a patient’s blood sample. In addition, to assist with the United States’ urgent need for widespread COVID-19 testing, we launched our RT-PCR COVID-19 testing at our laboratory during the second quarter of 2020.

Our current assays and clinical trial services include:

•

CTC and ctDNA and ctRNA Testing. Our current assays and our other planned cancer diagnostic assays are based on our Target-Selector™ technologies. After completing testing, we or our partners provide our customers with an easy to understand report that describes the results of the analyses performed, which is designed to help medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians make better decisions about the treatment of their patients.
•

Clinical Trial Services. We plan to utilize our clinical laboratory and translational research capabilities to provide clinical trial and research services to pharmaceutical and biopharmaceutical companies and clinical research organizations to improve the efficiency and economic viability of their clinical studies. Our clinical studies and translational research services could leverage our knowledge of CTCs and ctDNA and ctRNA and our ability to develop and implement new cytogenetic, immunocytochemical and molecular diagnostic assays. Our current assays can, and our other planned cancer diagnostic assays and biomarker assays are anticipated to be able to, help optimize clinical trial patient selection and/or monitor cancer drivers during the course of treatment or disease progression. Demonstration of clinical utility of our assays would more easily enable these tests to be adopted in standard clinical practice, helping physicians select the most appropriate therapy for their patients.

•

RT-PCR COVID-19 Testing. We are currently performing RT-PCR testing for COVID-19 and have received more than 300,000 samples for processing to date.  We believe that our RT-PCR COVID-19 testing will be an important aspect of our business until the COVID-19 pandemic subsides.

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

In May 2019, we announced launch of the Oncomine NGS lung cancer panel in collaboration with Thermo Fisher Scientific. We have been notified that we have received positive coverage for our test by Palmetto MolDx, who is contracted by the Centers for Medicare & Medicaid Services, or CMS, to vet new technologies and assays.  This means that they have determined our test is reasonable and necessary for the care of patients diagnosed with late state Non-Small Cell Lung Cancer.  This is the first step in gaining reimbursement for a proprietary test, and we are in the process of negotiating coding and pricing.  Once that is finalized, Noridian (the Medicare carrier for our region) must review and accept the recommendation for payment from Palmetto.  If they agree with the recommendation from Palmetto MolDx, then Noridian will adopt the payment and reimbursement recommendation or develop their own, and we can then receive payment from Medicare for our lung cancer panel.

In June 2019, we announced launch of the Oncomine NGS breast cancer panel, a multi-gene liquid biopsy panel specifically developed for breast cancer, in collaboration with Thermo Fisher Scientific. This panel is being marketed to physicians and cancer researchers for the detection and monitoring of actionable genomic biomarkers associated with breast cancer.

In November 2019, we announced launch of our liquid biopsy test to detect TRK biomarkers in the blood of patients diagnosed with cancer.  Identification of TRK protein enables physicians to rapidly and cost-effectively identify the potential presence of NTRK fusions used to inform on treatment options.

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

We launched our RT-PCR COVID-19 testing business during the second quarter of 2020. We have received more than 300,000 samples for processing through our RT-PCR technology at our laboratory through the date of filing and we believe that performing highly accurate RT-PCR testing for COVID-19 will be an important aspect of our business until the COVID-19 pandemic subsides.

We also expanded our prostate panel offerings as a key element for growing the demand for our testing among urologists, including the AR-V7 assay which helps physicians determine if a patient should stay on hormone therapy or switch to chemotherapy, as well as PTEN, MET, MYC, and EGFR FISH assays which provide valuable prognostic information as to the aggressiveness of a patient’s prostate cancer.

Pharmaceutical, Research and Health Economic Collaborations

We continue to execute on our strategies intended to expand our business globally, as well as to engage with pharmaceutical companies on clinical trials and assay development. We have preferred provider agreements in place in Mexico with Quest Diagnostics to support testing for Astra Zeneca. In addition, we have distribution agreements in place in Mexico.

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

In September 2015, we presented the clinical validation data of our ctDNA assay in collaboration with the University of California, San Diego.  The results demonstrated a very high level of concordance to tissue results (88%), together with >95% analytical sensitivity and 99% analytical specificity, supporting our offering of a validated, robust non-invasive solution for mutation identification and monitoring in patients with lung cancer. Subsequent FDA approval of Tagrisso®, a third-generation tyrosine kinase inhibitor, presented an opportunity for patients to be monitored using a ctDNA and ctRNA assay.

During 2016, we announced a pharmaceutical collaboration agreement that provides testing for a clinical trial, which includes metastatic lung cancer patients with leptomeningeal or brain metastases. In this exploratory trial, we tested both cerebrospinal fluid and blood for molecular alterations that could be impacted by treatment. A second pharmaceutical collaboration was announced in 2016, which entails a milestone-based assay development project focused on hepatocellular carcinoma, or HCC, or liver cancer. Custom assays utilizing both our CTC and ctDNA and ctRNA technologies were developed for identifying specified biomarkers and capturing HCC CTCs for potential clinical trial use.

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

Two scientific posters featuring the Target Selector™ CTC and ctDNA platforms were presented in September 2018 at the International Association for the Study of Lung Cancer, or IASLC, 19th World Conference on Lung Cancer. Data from these clinical studies demonstrate the ability of our technology to detect and monitor CTC counts and actionable biomarkers in both blood and cerebrospinal fluid, or CSF, of patients with advanced NSCLC. The first poster described interim results of a collaboration with Dr. Janakiraman Subramanian at the Saint Luke’s Cancer Institute in Kansas City, Missouri. This study evaluates CTC enumeration in advanced stage NSCLC patients before and during the course of chemotherapy. Interim data suggest that CTC counts may have prognostic and predictive potential to assess therapeutic benefit. The second poster was in collaboration with Kadmon Corporation, featuring CTC and ctDNA analyses and monitoring in the CSF of NSCLC patients with LM who were treated with tesevatib in Kadmon’s clinical trial KD019-206. In this study, alterations detected in the CSF of patients were concordant with original tissue biopsies, and serial monitoring of CTCs and ctDNA biomarkers in CSF were consistent with the overall clinical.

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

In October 2020, we announced results from a prospective study comparing our Target Selector™ CSF testing to conventional cytology in patients with non-small cell lung cancer, or NSCLS, and LM showing that our Target Selector™ CSF testing may provide a more robust method for detecting lung cancer metastasis in CSF than the current standard of cytology analysis.

In November 2020, we announced results of a study analyzing CSF samples in patients with primary lung or breast cancer with either brain or LM disease. The findings indicate that Target Selector™ CSF assays are a viable and sensitive platform for CTC detection and molecular analysis compared to the current standard of care, CSF cytology, which is typically used to establish or confirm LM disease when cytology imaging findings are suspicious or equivocal.

In December 2020, we announced results from a prospective study showing Target Selector™ was highly accurate in monitoring HER2 alterations in patients with metastatic breast cancer. The results were featured in a poster presentation at the virtual 2020 San Antonio Breast Cancer Symposium.

In February 2021, we presented data at the Molecular Med Tri-Con Virtual Conference, showing that our  Target Selector™ molecular assay kit detects mutations in up to 50% of tissue biopsy specimens, from patients diagnosed with non-small cell lung cancer, that were deemed quantity not sufficient (QNS) by conventional methods.

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

In December 2020, we announced entering into laboratory services agreements with two Southern California regional independent physician associations (IPAs) providing physicians and patients in-network access to our full array of Target Selector™ liquid biopsy assays and services.  Both IPAs are headquartered in San Diego and combined they serve more than 70,000 covered lives in the Southern California region.

We are currently contracted with nine preferred provider organization networks, three large health plans, and five regional independent physician associations, and expect to continue to gain contracts in order to be considered as an “in-network” provider with additional plans.

Laboratory Testing

From our CLIA-certified laboratory in San Diego, California, we provide test results from our current and planned CTC and ctDNA assays to medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians in community hospitals, cancer centers, group practices and offices. At the federal level, clinical laboratories, such as ours, must be certified under CLIA in order for us to perform testing on human specimens. Our laboratory is also accredited by CAP, which is one of six accreditation organizations approved by CMS under CLIA. Our clinical laboratory is located in California and we hold the requisite license from the California Department of Public Health to operate our laboratory. In addition, we hold licenses issued by the states of Maryland, Pennsylvania and Rhode Island to test specimens from patients in those states or received from ordering physicians from those states. In addition, our clinical reference laboratory is required to be licensed on a product-specific basis by New York as an out of state laboratory and our products, as LDTs, must be approved by the New York State Department of Health before they are offered in New York. As part of this process, the State of New York requires validation of our assays. We currently do not have the necessary New York license, but we are in the process of addressing the requirements for licensure in New York.

Clinical Study Biomarker Testing Services

Industry research has revealed that many promising drugs have produced disappointing results in clinical trials. For example, a study by Princess Margaret Hospital in Toronto estimated that over a five-year study period 85% of the new therapies for solid tumors which were tested in early clinical trials in the United States, Europe and Japan failed, and that of those that survive through to Phase III trials, only a third will be approved. Given such a high failure rate of oncology drugs in clinical development, combined with constrained budgets for pharmaceutical and biopharmaceutical companies, there is a significant need for drug developers to utilize molecular diagnostics to help decrease these failure rates. For specific molecular-targeted therapeutics, the identification of appropriate biomarkers may help to optimize clinical trial patient selection and success rates by helping clinicians identify patients that are most likely to benefit from a therapy based on their individual genetic profile.

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

The timeframe for this process from design through development and market launch is dependent upon, among other things, the biomarkers in question having been discovered and validated before we incorporate them in an assay, the specific clinical claims we plan to pursue, and the availability of high-quality samples for validation. Our development protocol calls for us to monitor and review the process in four stages as detailed below:

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

We currently offer 25 assays that are available for clinical use that have completed all four stages of the development protocol. Other assays for both CTCs and blood and CSF molecular testing are in earlier stages of development. Markers for such assays include, but are not limited to, ESR1, PSA, CD68, NTRK2, NTRK3, MSI and a multiplexed assay.

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

•	Development of Second-Generation Platform for CTC Testing

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

Our system has the added advantage of post-capture immunofluorescent, cytogenetic and molecular genomic analyses of the CTCs. Cells captured by Biocept’s proprietary Target-Selector™ system can be analyzed directly within the microfluidic channel, removing the need to re-deposit cells on a slide and thereby minimizing cell loss or damage. Furthermore, given the transparency of the microfluidic channel, captured cells can be immediately analyzed on a microscope. Together, these two important features allow for a very efficient process that is well suited for a laboratory developed test (LDT) performed in a CLIA laboratory. The post-capture analyses directed towards evaluation of biomarkers, are particularly important and valuable to physicians and patients since they focus on actionable information related to therapy selection. We have performed several clinical research studies in collaboration with The University of Texas MD Anderson Cancer Center investigators involving various tumor types, including breast, ovarian, endometrial, lung, colorectal, bladder and prostate cancers.

In a collaboration with physicians and researchers at The University of Texas MD Anderson Cancer Center, we evaluated matched samples of tumor tissue, blood for CTCs, and bone marrow for DTCs in recently diagnosed breast cancer patients to identify HER2 amplification. Positive HER2 status would indicate eligibility for HER2-targeted therapies like Herceptin®, a potentially life-saving treatment. These results were presented at both the 2011 and 2012 annual meetings of the American Society of Clinical Oncology. In a 95-patient study published in Cancer Medicine (2013, 2(2) 226-233), HER2 positive CTCs and/or DTCs were identified in 18.9% of cases in which the primary tumor was HER2 negative. In the same cohort of patients, only 12.6% were HER2 positive in their primary tumor. In other words, beyond the 12 (of 95) patients for whom traditional tumor tissue analysis had indicated benefit from Herceptin-based therapy, the Target-Selector™ assay detected HER2 gene amplification in 18 (of 95) patients who (despite the fact they were identified as being HER2 negative by primary-tumor testing) could benefit from Herceptin-based therapy. Patients classified as HER2 negative based on tumor tissue and found to have HER2 positive CTCs and/or DTCs were subsequently monitored by our collaborators at The University of Texas MD Anderson Cancer Center to assess their overall and progression-free survival. Tumor heterogeneity is one likely cause of the discordance for HER2 status between tumor tissue and our assay performed on blood and bone marrow samples. Tumor heterogeneity indicates an important clinical application for the CTC analysis with the Target-Selector™ assay. Our technology can use a standard blood sample to confirm and crosscheck tissue analysis performed by the pathologist at the time of biopsy or surgery, especially if HER2 negative.

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

Sales and Marketing

On December 31, 2020, our sales organization consisted of 11 sales representatives placed in strategic locations around the country that have high concentrations of cancer patients, and we may, depending on assay volume, potentially grow this number to 20-25 sales representatives within two years and to 30-35 within five years. We have defined sales territories and have hired sales professionals with extensive successful experience in clinical oncology sales or oncology diagnostic testing sales from leading biopharmaceutical, pharmaceutical or specialty reference laboratory companies. We plan on growing this specialized, oncology-focused sales force and supporting it with clinical specialists who bring significant technical knowledge in the use of CTC and ctDNA assays.

Finally, we have invested in managed care sales and marketing experts to pursue favorable payment and coverage for our liquid biopsy testing services. The key value proposition for these customers will include clinical utility and cost savings by offering our assays as a complement and/or alternative to expensive surgeries when tumor biopsy tissue is insufficient or not available.

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

•	build relationships with key thought leaders in oncology, specifically in the cancer types for which we are offering or plan to offer assays, to educate and support community oncologists;
•	collaborate with leading research universities and institutions that enable the validation of our new assays, as well as the generation of clinical utility data;
•	partner with pharmaceutical companies for clinical trial work focusing on CTC and ctDNA testing and analysis; and
•	add value for the payer community by delivering clinically actionable information and providing a cost-effective alternative to access clinically actionable information using a simple blood test.

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

Competition

As a cancer diagnostics company focused on current and planned assays for CTCs and ctDNA from standard blood samples, we rely extensively on our ability to combine novel technology and biomarker information with high-quality, state-of-the art clinical laboratory testing. We believe that we compete principally on the basis of:

•

Our ability to utilize standard blood samples, enabling frequent testing of patients through the course of their disease in addition to, or without a biopsy, thereby reducing cost and trauma, saving time, and providing real-time information on the status of the tumor;

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

•

our ability to rapidly integrate new biomarkers, either validated in academic laboratories or of interest to pharmaceutical and biopharmaceutical companies in the context of their new therapies, into our current and planned future assays, facilitating the expansion of actionable information for medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians;

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

Our principal competition comes from established molecular diagnostic clinical testing services and products, used by medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians, which are based on tumor tissue analysis. It may be difficult  to change established clinical practices  and behavior of medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians to get them to adopt the use of our blood-based CTC and ctDNA assays, in their practices in conjunction with or instead of molecular diagnostic tests from tissue biopsies.

Blood or liquid biopsy molecular tests based on CTC and ctDNA assays for oncology applications represent a new area of science and medicine and we cannot predict what products or assays others will develop that may compete with or provide results similar or superior to the results we are able to achieve with the products or assays we develop.

We face competition from specialty oncology diagnostic companies that are conducting research and development to develop proprietary CTC or ctDNA based assays and assay test panels for use in genomic profiling and monitoring solid tumor cancers. Competitors developing ctDNA bases assays and assay panels include but are not limited to companies such as Guardant Health, Foundation Medicine, Tempus Laboratories, NeoGenomics, Invitae, Natera, Inivata and Biodesix. EPIC Sciences, Menarini Silicon Biosystems, Biofluidica and Angle PLC offer CTC-based assays. These companies, in addition to operating research and development laboratories, have established CLIA-certified testing laboratories and have developed  LDT (lab developed tests) that they market directly to oncologists and pathologists. A few of these companies, like Guardant Health and Foundation Medicine, have achieved FDA clearance for their proprietary laboratory tests.

There are a number of national and regional specialty diagnostic companies, such as Caris Life Sciences and CSI, which are focused on the oncology diagnostic market, who while not currently offering CTC or ctDNA assays are selling to oncologists and pathologists and could develop or offer ctDNA or CTC or assays. In addition large laboratory services companies such as Quest and LabCorp which provide a broad array of  cancer diagnostic assays and testing services could also offer CTC or ctDNA based clinical testing services.

Another new area of science and medicine is CTC and ctDNA assays performed from cerebrospinal fluid (CSF) samples for neuro-oncology applications.  There is currently limited competition for our CSF-based CTC and ctDNA assays.  There are no known specialty oncology diagnostic companies or large laboratory services companies that offer CSF-based CTC and ctDNA tests for neuro-oncology applications as a standard commercial clinical testing service. A few academic based pathology labs such as Memorial Sloan Kettering Cancer Center offer CSF-based testing mainly for research purposes.

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

There are a number of life science technology companies that are focused on the oncology diagnostic market, such as Thermo Fisher Scientific, Illumina, Abbott Molecular, Bio-Rad, Sysmex, Qiagen, and Roche Diagnostics, that are selling equipment and reagents kits for ctDNA assays and assay panels. These companies compete with our ctDNA assay kit products and blood collection tubes. Menarini Silicon Biosystems sells equipment and reagents kits for CTC assays. These companies market their products to specialty laboratories that offer molecular based testing for oncology applications, including national reference laboratories, regional laboratories and pathology laboratories that are part of academic medical centers and hospital systems.  These laboratories may purchase these products and developed ctDNA and CTC based laboratory developed tests that are marketed to medical oncologists and pathologists that compete with our lab services.

Some of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex assays that payers, medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians could view as functionally equivalent to our current or planned future assays, which could force us to lower the list price of our assays and impact our operating margins and our ability to achieve and maintain profitability. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific or offer more content than our tests may enable other clinical laboratories, hospitals, physicians or medical providers to provide specialized products or diagnostic assays similar to ours in a more patient-friendly, efficient or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, we may be unable to increase or create market acceptance for sales of our current or planned future products or assays, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability.

We expect that biopharmaceutical companies will increasingly focus resources on development of  targeted oncology therapies that may require a companion diagnostic test approved by the FDA. Biocept may face increasing competition from companies that offer CTC or ctDNA assays or products that are approved by the FDA as an IVD for companion diagnostic uses.

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

We have issued patents with broad claims covering our blood collection tube, antibody cocktail approach, microchannel, CTC detection methodologies, and ctDNA analysis. In addition to issued patents in the U.S., we have patents for our proprietary microchannel in China, South Korea, Europe, Hong Kong, Canada and Japan, and for our antibody cocktail in Australia, Europe, Canada, China, Hong Kong and Japan. Our patent estate continues to evolve, and in addition to the broad patent estate around our CTC platform, we also have issued patents in the U.S., Australia, Brazil, Europe, Hong Kong, Japan, China and South Korea for our novel switch blocker technology, solidifying our proprietary enrichment methodology for detecting ctDNA with very high sensitivity. We also have recently issued patents in the U.S. Australia, and Japan for a unique primer switch technology which can be used for detecting rare genetic alterations, and for improving the performance of PCR based amplification assays. Our CTC platform patents were filed from 2005 through 2012, and we expect to have patent protection into the 2030s. Our CTC patents and applications cover not only cancer as a target, but also prenatal and other rare cells of interest. Recently granted patents in the U.S. cover the capture of any target of interest on any solid surface using our antibody capture approach. The patent for our proprietary specimen collection tubes expires in 2031, and the patents for our ctDNA technology expire in the early 2030s.

As of December 31, 2020, we owned 53 issued patents and have 9 patent applications pending. Of these, 17 were issued U.S. patents and 3 were pending patent applications in the U.S., while 36 were issued patents in non-U.S. territories and 6 were pending patent applications in non-U.S. territories.

Microfluidic Channels. As of December 31, 2020, we had 3 issued U.S. patents as well as granted patents in Europe, Japan, Hong Kong, Canada, China, South Korea, , which cover our microfluidic channel technology. A further U.S. patent application is pending.

Blood Collection Tubes. In 2015, we received a U.S. patent related to our blood collection tubes, which contain reagents designed to prevent clumping of blood cells and CTCs that could clog the microfluidic channels and disrupt our assays.

Antibody Enrichment Cocktail. As of December 31, 2020, we had 3 issued U.S. patents and 1 pending U.S. patent application, and 2 European patents, as well as other corresponding foreign patent applications directed to our antibody capture cocktail technology. This technology includes using antibodies to a number of tumor-associated antigens from cancer cells of both epithelial and mesenchymal phenotype, as well as cancer stem cells.

Enhanced Staining. As of December 31, 2020, we had 1 issued U.S. patent, as well as issued patents in Europe, Canada, China, and Japan directed to this technology.

Target-Selector Mutation Detection Technology. As of December 31, 2020, we co-owned 2 issued U.S. patents and 1 pending U.S. application, 2 issued Australian patents, 1 issued Chinese patent, 2 issued Japanese patents, and 1 issued European (7 countries) patent, with Aegea Biotechnologies, Inc., or Aegea. Under our agreement with Aegea, we have certain exclusive rights for oncology clinical testing and diagnostics as well as limited rights for oncology basic and clinical research.  Lyle J. Arnold, Ph.D., our Chief Scientist, Senior Vice President, is the controlling person of Aegea.

Operations and Production Facilities

Our research and development laboratory, our CLIA-certified, CAP accredited, and state-licensed diagnostic testing laboratory, and our manufacturing facility are located in our San Diego, California headquarters. The laboratories employ commercial state-of-the-art equipment as well as custom-made components specific to our CTC process that are generated in a small in-house engineering shop. The manufacturing facility used for the production of our microfluidic channels is a Class 10,000 suite in which polydimethylsiloxane, or PDMS, is formed into the base of our proprietary microfluidic channels in a molding process. A glass cover slip suitable for optical analysis is added to seal the channels and make them watertight. Plasma activation is utilized to bond the PDMS with other functional groups typically leaving an amine functional group for binding. The inside of the microfluidic channels is subsequently chemically derivatized to enable the attachment of binding elements that strongly bind to antibody-tagged (fluorescently conjugated) or coated CTCs. Because the microfluidic channels have micrometer dimensions, and we are seeking individual cells in a blood sample to interact with the surface of the microfluidic channel, dust particles and other microscopic debris that could clog the channel need to be avoided. Humidity is also a factor that affects binding capability especially in the plasma activation step.

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

After analysis, our in-house or contracted pathologists or a commercialization partner’s pathologists use laboratory information systems to prepare a comprehensive report, which may include selected relevant images associated with the specimen. Our Internet reporting portal allows a referring oncologist or pathologist to access his or her patient’s test results in real time in a secure manner that we believe to be compliant with the Health Insurance Portability and Accountability Act, or HIPAA, and other applicable standards. The reports are generated in industry standard .pdf formats which allows for high-definition color images to be reproduced clearly. We send the results to the ordering physician and bill the payer using third-party medical billing software.

Quality Management Program

We have established a Quality Management Program for our research, development and CLIA certified testing laboratories. This program is designed to help ensure accurate and timely test results, to produce consistent high-quality testing services, as well as procedures which allow for the continual improvement of established and new operations. Our Quality Management Program foundation is built upon a rigorous documentation program which allows transparent quality assurance and performance improvement plans, necessary to ensure the highest quality of diagnostic testing services. This program is designed to satisfy the requirements of local and state licensures, as well as those for accreditation by CAP. The CAP accreditation program involves unannounced on-site inspections of our laboratories. CAP is an independent, non-governmental organization of board-certified pathologists that accredits laboratories nationwide on a voluntary basis and that has been recognized by the CMS as an accreditation organization to inspect laboratories to determine adherence to CLIA standards.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our testing. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our testing. The previous MAC for California, Palmetto GBA, LLC, or Palmetto, which is contracted with CMS to administer the Molecular Diagnostic Services, or MolDx, program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our testing is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 78% and 86% of all billable cases received during the years ended December 31, 2019 and 2020, respectively, relate to our Target-Selector™ biomarker assays, we continue to receive orders for our traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. The CTC enumeration counts disease burden and is a prognostic test, and although oncologists find the information valuable, it does not currently meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector™ assays.

Reimbursement rates paid by private third-party payers can vary based on whether we are considered to be an “in-network” provider, a participating provider, a covered provider, an “out-of-network” provider or a non-participating provider. These definitions can vary among payers, but we are generally considered an “out-of-network” or non-participating provider by most private third-party payers. An in-network provider usually has a contract with the payer or benefits provider. This contract governs, among other things, service-level agreements and reimbursement rates. In certain instances, an insurance company may negotiate an in-network rate for our testing. An in-network provider may have rates that are lower per assay than those that are out-of-network, and that rate can vary widely. The rate varies based on the payer, the testing type and often the specifics of the patient’s insurance plan. If a laboratory agrees to contract as an in-network provider, it generally expects to receive quicker payment and access to additional covered patients.

Billing and Billing Codes for Third-Party Payer Reimbursement

CPT codes are the main billing code set used by physicians, hospitals, laboratories and other health care professionals to report separately-payable clinical laboratory and pathology services for reimbursement purposes. The CPT coding system is maintained and updated on an annual basis by the American Medical Association. We believe there are existing codes that describe nearly all the steps in our testing process. We currently use a combination of codes to bill for our testing and analysis.

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

In accordance with Section 1833 (h)(2)(A)(i) of the Social Security Act, the annual update to the CLFS for calendar year 2021 is 0.60% (see 42 CFR405.509(b)(1)). With respect to our diagnostic services for which we expect to be reimbursed under PFS, CMS issues a Final Rule on an annual basis. Since 2015, the PFS Final Rules have included both increases and decreases in certain relative value units and geographic adjustment factors used to determine reimbursement for a number of codes used in our current assays and our planned future assays. These codes describe services that we must perform in connection with our assays and we bill for these codes in connection with the services that we provide.

Additionally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, enacted in March 2010, made a number of substantial changes in the way health care is financed by both governmental and private insurers.

Although some of these provisions may negatively impact payment rates for clinical laboratory tests, the ACA also extended coverage to over 30 million previously uninsured people, which resulted in an increase in the demand for certain diagnostic assays. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties effective January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain ACA-mandated fees, including but not limited the Medical Device Excise Tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, although it is unclear when a decision will be made or how the Supreme Court will rule. Although the Supreme Court has not yet ruled on the Constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden Administration will impact the ACA.

Moreover, other legislative changes have been proposed and adopted since the ACA was enacted. The Protecting Access to Medicare Act of 2014, or PAMA, was signed to law, which, among other things, significantly altered the current payment methodology under the CLFS. Under the law,  applicable clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic laboratory test that it furnishes during the specified time period. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Effective January 1, 2018, the Medicare payment rate for each clinical diagnostic laboratory test is equal to the weighted median amount for the test from the most recent data collection period. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. PAMA’s reporting obligations began in 2017 and occur every three years thereafter (or annually in the case of advanced diagnostic laboratory tests). In January 2020, CMS announced that data reporting for clinical diagnostic laboratory tests is delayed by one year. Moreover, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, enacted in March 2020, further delays the reporting period by an additional year. Therefore, data that was originally supposed to be reported between January 1, 2020 and March 31, 2020 must now be reported between January 1, 2022 and March 31, 2022. Covered laboratories must report data from the original data collection period of January 1, 2019 through June 30, 2019. Data reporting for these tests will then resume on a three-year cycle beginning in 2025. In addition, CMS updated the statutory phase-in provisions such that, for 2020, the rates for clinical diagnostic laboratory tests may not be reduced by more than 10% of the rates for 2019. Pursuant to the CARES Act, the statutory phase-in of payment reductions has been extended through 2024, with a 0% reduction cap for 2021, and a 15% reduction cap for each of 2022, 2023, and 2024. The PAMA rate changes to our tests that were impacted did not materially affect our payments beginning in 2018; however, we cannot predict how this may change future payment in coming years. Also, under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made as of April 1, 2014, CMS is required to assign a unique billing code if one has not already been assigned by the agency. In addition to assigning the code, CMS is required to publicly report payment for the tests. Further, under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA.

Further, with respect to the Medicare program, Congress has proposed on several occasions to impose a 20% coinsurance charge on patients for clinical laboratory tests reimbursed under the CLFS, which would require us to bill patients for these amounts. Because of the relatively low reimbursement for many clinical laboratory tests, in the event that Congress were to ever enact such legislation, the cost of billing and collecting for these services would often exceed the amount actually received from the patient and effectively increase our costs of billing and collecting.

Some of our Medicare claims may be subject to policies issued by Palmetto and Noridian Healthcare Solutions, our former and current MACs for California, respectively. Palmetto has issued a Local Coverage Determination, whereby Palmetto will not cover many molecular diagnostic assays, such as the enumeration component of our current assays, unless the test is expressly included in a National Coverage Determination issued by CMS or a Local Coverage Determination or coverage article issued by Palmetto. Currently, laboratories may submit coverage determination requests to Palmetto for consideration and apply for a unique billing code for each assay (which is a separate process from the coverage determination). In the event that a non-coverage determination is issued, the laboratory must wait six months following the determination to submit a new request. Palmetto currently has a negative coverage determination for the enumeration component of CTC assays, but there is no such negative coverage determination for the analysis component of such CTC assays. Denial (or continuation of denial) of coverage for the enumeration component of our current and anticipated CTC assays by Palmetto or its successor MAC, Noridian Healthcare Solutions, which adopts coverage policies set by the MolDx program, or reimbursement at inadequate levels, would have a material adverse impact on our business and on market acceptance of our current assays and our planned future assays. Noridian Healthcare Solutions intends to follow, for CTC assays, the positive or negative coverage determinations which from time-to-time Palmetto makes as well as any coverage policy changes set by the MolDx program. On November 27, 2013, Palmetto denied our request for coverage for the enumeration/detection portion of our testing. We have not received any other indications to suggest that the negative coverage determination will be reversed. The CTC enumeration counts disease burden and is a prognostic test, and although oncologists find this information valuable, it does not meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector™ assays.

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

Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Governmental Regulations

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

As a provider of laboratory testing on human specimens for the purpose of diagnosis, prevention, or treatment, we are required to hold certain federal, state and local licenses, certifications and permits to conduct our business. In 1988, Congress enacted CLIA, which established quality standards for all laboratories providing testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. Our laboratory holds a CLIA certificate of accreditation from CAP, and is in good standing. As to state laws, we are required to meet certain laboratory licensing and other requirements. Our laboratory holds the required licenses from the applicable state agencies in which we operate. For more information on state licensing requirements, see the sections entitled see the section entitled “Governmental Regulations—California State Laboratory Licensing” and “Governmental Regulations—Other States’ Laboratory Licensing.”

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

We are subject to survey and inspection every two years to assess compliance with program standards and may be subject to additional unannounced inspections. Laboratories performing high-complexity testing are required to meet more stringent requirements than laboratories performing less complex tests. In addition, a laboratory like ours that is certified as “high complexity” under CLIA may obtain analyte-specific reagents, which are used to develop laboratory developed tests, or LDTs.

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

Further, the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories. EKRA’s reach extends beyond federal health care programs to include private insurance (i.e., it is an “all payer” statute). The full scope of such law is uncertain and is subject to a variety of interpretations.

Additionally, the civil monetary penalties statute imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year. However, at this time, such reporting requirements do not extend to clinical laboratories such as ours.

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

U.S. Food and Drug Administration

We perform our laboratory tests as LDTs. Historically, the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that offer LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). In recent years, however, the FDA has stated it intends to end its policy of enforcement discretion and regulate certain LDTs as medical devices. To this end, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs)”, respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The FDA has indicated that it does not intend to modify its policy of enforcement discretion until the draft guidance documents are finalized. In January 2017, the FDA announced that final guidance on the oversight of LDTs would allow for further public discussion. On January 13, 2017, the FDA issued a “Discussion Paper on Laboratory Developed Tests (LDTs),” which states that the material in the document does not represent a final version of the LDT draft guidance documents that were published in 2014 or position of the FDA;

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

The FDA’s Breakthrough Devices program is a voluntary program intended to expedite the development, assessment and review of certain medical devices that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human diseases or conditions for which no approved or cleared treatment exists or that offer significant advantages over existing approved or cleared alternatives. All submissions for devices designated as Breakthrough Devices will receive priority review, meaning that the review of the submission is placed at the top of the appropriate review queue and receives additional review resources, as needed. Although Breakthrough Device designation or access to any other expedited program may expedite the development or approval process, it does not change the standards for approval. Access to an expedited program may also be withdrawn by the FDA if it believes that the designation is no longer supported by data from our clinical development program. Additionally, qualification for any expedited review procedure does not ensure that we will ultimately obtain regulatory clearance or approval for such product.

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

Compliance Program

The health care industry is highly regulated and scrutinized with respect to fraud, abusive billing practices and improper financial relationships between health care companies and their referral sources. The Office of the Inspector General of HHS, or OIG, has published compliance guidance, including the Compliance Program Guidance for Clinical Laboratories in August of 1998, and advisory opinions. The Company has implemented a robust Compliance Program, which is overseen by our Board of Directors. Its objective is to ensure compliance with the myriad of federal and state laws, regulations and governmental guidance applicable to our business. Our program consists of training/education of employees and monitoring and auditing Company practices. The Board of Directors has formed a Compliance Committee of the Board, which meets regularly to discuss all compliance-related issues that may affect the Company. The Company reviews its policies and procedures as new regulations and interpretations come to light to comply with applicable regulations. The Chief Compliance Officer reports directly to the Compliance Committee.

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

Confidentiality and Security of Personal Health Information

The Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), contains provisions that protect individually identifiable health information from unauthorized use or disclosure by “covered entities,” such as certain healthcare providers, health plans, and healthcare clearinghouses and their respective “business associates,” as well as their covered subcontractors, that perform services for them, which involve the creation, receipt, use, maintenance, transmission or disclosure of, individually identifiable health information for or on behalf of a covered entity. The Office for Civil Rights of HHS, the agency responsible for enforcing HIPAA, has published regulations to address the privacy, or the Privacy Rule, and security, or the Security Rule, of protected health information, or PHI. The Company is a covered entity under HIPAA and has adopted policies and procedures to comply with the Privacy Rule and the Security Rule and HIPAA. The health care facilities and providers that refer specimens to the Company are also bound by HIPAA.  HIPAA also requires that all providers who transmit claims for health care goods or services electronically utilize standard transaction and data sets and use standardized national provider identification codes. The Company has taken necessary steps to comply with HIPAA regulations, utilizes standard transaction data sets, and has obtained and implemented national provider identifiers, or NPIs, as the standard unique health identifier in filing and processing health care claims and other transactions.

The American Recovery and Reinvestment Act, or ARRA, enacted the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which extends the scope of HIPAA to permit enforcement against business associates for a violation, establishes new requirements to notify the Office for Civil Rights of a breach of PHI, and allows the Attorneys General of the states to bring actions to enforce violations of HIPAA. Rules implementing various aspects of HIPAA are continuing to be promulgated. With respect to these rules, CMS requires all HIPAA-covered entities such as the Company to conduct electronic claim submissions and related electronic transactions under the HIPAA transaction standard called Version 5010.

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

Employees

As of December 31, 2020, we had a total of 104 full-time employees, 8 of whom hold doctorate degrees and 11 of whom are engaged in full-time research and development activities, as well as 5 part-time and 25 temporary employees. None of our employees are represented by a labor union.

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

Company Information

We moved our principal executive offices and our laboratory operations during the fourth quarter of 2020 to our current location at 9955 Mesa Rim Road, San Diego, California 92121. Our telephone number is (858) 320-8200 and our website address is www.biocept.com. The information contained in, or that can be accessed through, our website is not incorporated into and is not part of this annual report. We were incorporated in California on May 12, 1997 and reincorporated as a Delaware corporation on July 30, 2013.

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

We have historically incurred substantial net losses, including net losses of $25.1 million and $17.8 million for the years ended December 31, 2019 and 2020, respectively. While for the first time in our operating history we have generated net income in the fourth quarter of 2020 from our  revenues from COVID-19 testing, it is expected that once the COVID-19 pandemic subsides, that we will continue to incur net losses and negative cash flows from operations for the foreseeable future. At December 31, 2020, our accumulated deficit was approximately $263.5 million. Before 2008, we were pursuing a business plan relating to fetal genetic disorders and other fields, all of which were unrelated to cancer diagnostics. The portion of our accumulated deficit that relates to the period from inception through December 31, 2007 is approximately $66.5 million.

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

We expect to continue to incur losses for the foreseeable future and will have to raise additional capital to fund our planned operations and to meet our long-term business objectives. However, the COVID-19 testing revenue during 2020 and through the first quarter of 2021, has provided the Company with increased levels of cash inflows from operations, and it is expected to continue, albeit at lower and declining levels, throughout at least the next twelve months.  Until we can generate significant cash from operations, including product and assay revenues, we expect to continue to fund our operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. General market conditions resulting from ongoing issues arising from the COVID-19 pandemic, as well as market conditions affecting companies in the life sciences industry in general, may make it difficult for us to obtain financing from the capital markets on attractive terms, or at all.  Failure to raise additional capital in sufficient amounts would significantly impact our ability to continue as a going concern. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.

Risks Relating to Our Business and Strategy

If we are unable to increase sales of our current products, assays and services or successfully develop and commercialize other products, assays and services, our revenues will be insufficient for us to achieve profitability.

We currently derive substantially all of our revenues from sales of diagnostic assays. We began offering our assays through our Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified, College of American Pathologists, or CAP accredited, and state-licensed laboratory in 2014. Additionally, the sale of our proprietary blood collection tubes, or BCTs commenced in June 2018, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world. We are in varying stages of research and development for other products and diagnostic assays that we may offer. If we are unable to increase sales of our existing products and diagnostic assays or successfully develop and commercialize other products and diagnostic assays, we will not produce sufficient revenues to become profitable.

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

We currently derive our revenues from our diagnostic assays conducted in our CLIA-certified, CAP accredited, and state-licensed laboratory. We do not have any clinical reference laboratory facilities other than our facility in San Diego, California. We completed the process of moving our operations and equipment to our new laboratory facility in San Diego in December 2020. Our new facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquake, flooding and power outages, which may render it difficult or impossible for us to sell our products or perform our diagnostic assays for some period of time. The inability to sell our current or planned future products, or to perform our current assays and our planned future assays, or the backlog of assays that could develop if our facility is inoperable for even a short period of time, may result in the loss of customers or harm to our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our research and development work could be costly and time-consuming to repair or replace.

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

A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, courier delivery services and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. While it is not possible at this time to estimate the impact that COVID-19 could have on our business, the COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain of material needed for our assays, interrupt our ability to receive samples, impair our ability to perform or deliver the results from our tests, impede patient movement or interrupt healthcare services causing a decrease in test volumes, delay coverage decisions from Medicare and third party payors, delay ongoing and planned clinical trials involving our tests and have a material adverse effect on our business, financial condition and results of operations. We estimate that the COVID-19 pandemic led to an approximate 15 to 25% decline in oncology commercial volume from current customers for the year ended December 31, 2020, and also impacted opportunities for us to gain new customers due to the temporary closing of many physician offices and labs.  Beginning the week of March 16, 2020, much of our workforce began working from home either all or substantially all of the time, except for staff in our clinical laboratory and manufacturing operations. The effects of the stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs and regulatory timelines and negatively impact our commercial activities, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Moreover, the COVID-19 pandemic continues to evolve, and the extent to which the COVID-19 pandemic may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The successful development of a vaccine for COVID-19 may harm our RT-PCR COVID-19 testing business.

We launched our RT-PCR COVID-19 testing business during the second quarter of 2020. We have received more than 300,000 samples for processing through our RT-PCR technology at our laboratory to date and we believe that performing highly accurate RT-PCR testing for COVID-19 will be an important aspect of our business until the COVID-19 pandemic subsides. During the year ended December 31, 2020, we saw a significant increase in our net revenues due to our substantial COVID-19 testing volumes during that time. In early 2021, the FDA approved multiple COVID vaccines for administration to the public. The ability to effectively and comprehensively administer COVID-19 vaccines across the United Stated will impact revenues generated by our RT-PCR COVID-19 testing business, and we will likely lose much of the revenue generated related to COVID-19 testing once demand for such testing declines.

If we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenues or achieve and sustain profitability.

Our principal competition comes from established molecular diagnostic clinical testing services and products, used by medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians, which are based on tumor tissue analysis. It may be difficult  to change established clinical practices  and behavior of medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians to get them to adopt the use of our blood-based CTC and ctDNA assays, in their practices in conjunction with or instead of molecular diagnostic tests from tissue biopsies.

Blood or liquid biopsy molecular tests based on CTC and ctDNA assays for oncology applications represent a new area of science and medicine and we cannot predict what products or assays others will develop that may compete with or provide results similar or superior to the results we are able to achieve with the products or assays we develop.

We face competition from specialty oncology diagnostic companies that are conducting research and development to develop proprietary CTC or ctDNA based assays and assay test panels for use in genomic profiling and monitoring solid tumor cancers. Competitors developing ctDNA bases assays and assay panels include but are not limited to companies such as Guardant Health, Foundation Medicine, Tempus Laboratories, NeoGenomics, Invitae, Natera, Inivata and Biodesix. EPIC Sciences, Menarini Silicon Biosystems and Angle PLC offer CTC-based assays. These companies, in addition to operating research and development laboratories, have established CLIA-certified testing laboratories and have developed  LDT (lab developed tests) that they market directly to oncologists and pathologists. A few of these companies, like Guardant Health, have achieved FDA clearance for their proprietary laboratory tests.

There are a number of national and regional specialty diagnostic companies, such as Caris Life Sciences and CSI, which are focused on the oncology diagnostic market, who while not currently offering CTC or ctDNA assays are selling to oncologists and pathologists and could develop or offer ctDNA or CTC or assays. In addition large laboratory services companies such as Quest and LabCorp which provide a broad array of cancer diagnostic assays and testing services could also offer CTC or ctDNA based clinical testing services.

Another new area of science and medicine is CTC and ctDNA assays performed from cerebrospinal fluid (CSF) samples for neuro-oncology applications and there is currently limited competition for our CSF-based CTC and ctDNA assays.  There are no known specialty oncology diagnostic companies or large laboratory services companies that offer CSF-based CTC and ctDNA tests for neuro-oncology applications as a standard commercial clinical testing service. A few academic based pathology labs such as Memorial Sloan Kettering Cancer Center offer CSF-based testing mainly for research purposes.

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

There are a number of life science technology companies that are focused on the oncology diagnostic market, such as Thermo Fisher Scientific, Illumina, Abbott Molecular, Bio-Rad, Sysmex, Qiagen, and Roche Diagnostics, that are selling equipment and reagents kits for ctDNA assays and assay panels. These companies compete with our ctDNA assay kit products and blood collection tubes. Menarini Silicon Biosystems sells equipment and reagents kits for CTC assays. These companies market their products to specialty laboratories that offer molecular based testing for oncology applications, including national reference laboratory, regional laboratories and pathology laboratories that are part of academic medical centers and hospital systems.  These laboratories may purchase these products and developed ctDNA and CTC based laboratory developed tests that are marketed to medical oncologists and pathologists that compete with our lab services.

Some of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex assays that payers, medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians could view as functionally equivalent to our current or planned future assays, which could force us to lower the list price of our assays and impact our operating margins and our ability to achieve and maintain profitability. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific or offer more content than ours may enable other clinical laboratories, hospitals, physicians or medical providers to provide specialized products or diagnostic assays similar to ours in a more patient-friendly, efficient or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, we may be unable to increase or create market acceptance and sales of our current or planned future products or assays, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability.

We expect that biopharmaceutical companies will increasingly focus resources on development of  targeted oncology therapies that may require a companion diagnostics test approved by the FDA. Biocept may face increasing competition from companies that offer CTC or ctDNA assays or products that are approved by the FDA as an IVD for companion diagnostic uses.

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

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. For the years ended December 31, 2019 and 2020, our research and development expenses were $4.7 million and $5.2 million, respectively, and our sales and marketing expenses were $5.9 million and $6.4 million, respectively. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current products, assays and services and our planned future products, assays and services, continue to establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we need to generate significant revenues in order to achieve sustained profitability.

If medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians decide not to order our current or planned future assays, or if laboratory supply distributors or their customers decide not to order our current or planned future products, we may be unable to generate sufficient revenue to sustain our business.

To generate demand for our current products, assays and services and our planned future products, assays and services, we will need to educate medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists, and other physicians and other health care professionals, as well as laboratory and medical equipment suppliers, on the clinical utility, benefits and value of the products, assays and services we provide through published papers, presentations at scientific conferences, educational programs and one-on-one education sessions by members of our sales force. In addition, we need to educate medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians of our ability to obtain and maintain coverage and adequate reimbursement from third-party payers. We need to hire additional commercial, scientific, technical and other personnel to support this process. Unless an adequate number of medical practitioners order our current assays and our planned future assays, or unless an adequate number of laboratory supply distributors order our current and planned future products, we will likely be unable to create demand in sufficient volume for us to achieve sustained profitability. Our ability to interface with physicians and other medical professionals has been impacted and will likely continue to be impacted by the ongoing COVID-19 pandemic.

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

We need to conduct additional studies for our assays, increase assay adoption in the marketplace and obtain coverage and adequate reimbursement. Should we not be able to perform these studies, or should their results not provide clinically meaningful data and value for medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians, adoption of our assays could be impaired, and we may not be able to obtain coverage and adequate reimbursement for them. The COVID-19 pandemic may also increase the risk of certain of the events described above and delay our development timelines.

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

To succeed in selling our products and diagnostic assays and any other products or assays that we are able to develop, we must expand our sales force in the United States and/or internationally by recruiting additional sales representatives with extensive experience in oncology and established relationships with medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists, oncology nurses, and other physicians and hospital personnel, as well as laboratory supply distributors. To achieve our marketing and sales goals, we will need to continue to build our sales and commercial infrastructure. Sales professionals with the necessary technical and business qualifications are in high demand, and there is a risk that we may be unable to attract, hire and retain the number of sales professionals with the right qualifications, scientific backgrounds and relationships with decision-makers at potential customers needed to achieve our sales goals. We expect to face competition from other companies in our industry, some of whom are much larger than us and who can pay greater compensation and benefits than we can, in seeking to attract and retain qualified sales and marketing employees. If we are unable to hire and retain qualified sales and marketing personnel, our business will suffer.

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

We depend on information technology and telecommunications systems for significant aspects of our operations. In addition, our third-party billing software provider depends upon telecommunications and data systems provided by outside vendors and information we provide on a regular basis. These information technology and telecommunications systems support a variety of functions, including assay processing, sample tracking, quality control, customer service and support, billing and reimbursement, research and development activities and our general and administrative activities. Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from processing assays, providing assay results to medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists, other physicians, billing payers, processing reimbursement appeals, handling patient or physician inquiries, conducting research and development activities and managing the administrative aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business.

Regulatory Risks Relating to Our Business

Healthcare policy changes, including recently enacted legislation reforming the U.S. health care system, may have a material adverse effect on our financial condition, results of operations and cash flows.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, enacted in March 2010, made a number of substantial changes in the way health care is financed by both governmental and private insurers.

Although some of these provisions may negatively impact payment rates for clinical laboratory tests, the ACA also extends coverage to over 30 million previously uninsured people, which resulted in an increase in the demand for our current assays and our planned future assays. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties effective January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain ACA-mandated fees, including but not limited the Medical Device Excise Tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case although it is unclear when or how the Supreme Court will rule. Although the Supreme Court has not yet ruled on the Constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Protecting Access to Medicare Act of 2014, or PAMA, was signed to law, which, among other things, significantly altered the current payment methodology under the Medicare Clinical Laboratory Fee Schedule, or CLFS. Beginning in 2017 and every three years thereafter (or annually in the case of advanced diagnostic laboratory tests), applicable clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic laboratory test that it furnishes during the specified time period. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Effective January 1, 2018, the Medicare payment rate for each clinical diagnostic laboratory test is equal to the weighted median amount for the test from the most recent data collection period. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. The PAMA rate changes to our tests that were impacted did not materially affect our payments beginning in 2018; however, we cannot predict how this may change future payment in coming years. In January 2020, CMS announced that data reporting for clinical diagnostic laboratory tests was delayed by one year. Additionally, the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, further delayed the reporting period. The next data reporting period is now January 1, 2022 through March 31, 2022 and will be based on the data collection period of January 1, 2019 through June 30, 2019. CMS further clarified that reporting will resume on a three-year cycle thereafter (i.e. 2025, 2028, etcetera).  In addition, CMS updated the statutory phase-in provisions such that, for 2020, the rates for clinical diagnostic laboratory tests may not be reduced by more than 10% of the rates for 2019. Pursuant to the CARES Act, the statutory phase-in of payment reductions has been extended through 2024, with a 0% reduction cap for 2021, and a 15% reduction cap for each of 2022, 2023, and

2024. It is unclear what impact new quality and payment programs or new pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations, or cash flows.

Also, under PAMA, the CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made as of April 1, 2014, CMS is required to assign a unique billing code if one has not already been assigned by the agency. In addition to assigning the code, CMS is required to publicly report payment for the tests. Further, under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. We cannot determine at this time the full impact of PAMA, including its implementing regulations, on our business, financial condition and results of operations.

Additionally, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers and suppliers of up to 2% per fiscal year, starting in 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional congressional action is taken. COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. The full impact on our business the sequester law is uncertain. In addition, the Middle-Class Tax Relief and Job Creation Act of 2012, or MCTRJCA, mandated an additional change in Medicare reimbursement for clinical laboratory tests.

In April 2020, the CMS announced that it would increase the reimbursement for certain COVID-19 molecular tests making use of high-throughput technologies developed by the private sector that allow for increased testing capacity, faster results, and more effective means of combating the spread of the virus to $100 per test, effective April 14, 2020. However, beginning January 1, 2021, Medicare changed the base reimbursement rate for COVID-19 diagnostic tests run on high-throughput technologies to $75 per test with an additional payment of $25 per test if certain additional requirements are met. We are currently reviewing how this reimbursement policy will impact laboratories and the patients we serve.

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

We cannot predict whether future health care initiatives will be implemented at the federal or state level, particularly in light of the new presidential administration, or how any future legislation or regulation may affect us. The expansion of government’s role in the U.S. health care industry, and changes to the reimbursement amounts paid by Medicare and other payers for our current assays and our planned future assays, may reduce our profits, if any, and have a materially adverse effect on our business, financial condition, results of operations and cash flows. Moreover, Congress has proposed on several occasions to impose a 20% coinsurance payment requirement on patients for clinical laboratory tests reimbursed under the CLFS, which would require us to bill patients for these amounts. In the event that Congress were to ever enact such legislation, the cost of billing and collecting for our assays could often exceed the amount actually received from the patient.

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

Approximately 38% and 51% of total net revenues during the years ended December 31, 2019 and 2020, respectively, were associated with Medicare and CARES Act reimbursement. Approximately 21% and 20% of total net revenues during the years ended December 31, 2019 and 2020, respectively, were associated with Blue Cross Blue Shield reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare and Blue Cross Blue Shield covered-portions of our current assays and our planned future assays would, without such contracted payer reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our assays. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our assays. The previous MAC for California, Palmetto, which is contracted with CMS to administer the Molecular Diagnostic Services, or MolDx, program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our assays is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 78% and 86% of all billable cases received, excluding COVID-19 testing cases, during the years ended December 31, 2019 and 2020, respectively, relate to our Target-Selector™ biomarker assays, we continue to receive orders for traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. The CTC enumeration counts disease burden and is a prognostic assay, and although valuable, it does not meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector™ assays.

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

We may not receive breakthrough device designation by the FDA for our Target-Selector CSF Assay, and even if we do, such designation may not lead to a faster development, regulatory review or clearance process, and it may not increase the likelihood that the assay will receive marketing authorization from the FDA.

We intend to seek breakthrough device designation from the FDA in the second half of 2021 for our Target-Selector CSF assay.  The FDA’s breakthrough devices program is a voluntary program for certain medical devices that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. The goal of the program is to provide patients and healthcare providers with timely access to these medical devices by speeding up their development, assessment and review, while preserving the statutory standards for premarket approval, 510(k) clearance and de novo marketing authorization, consistent with the FDA’s mission to protect and promote public health.

Even if received, breakthrough device designation may not result in a faster development process, review or clearance compared to conventional FDA procedures and does not assure ultimate marketing authorization by the FDA. In addition, even if a product qualifies as a breakthrough device, the FDA may later decide that the product no longer meets the conditions for qualification and revoke such designation.

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

We are subject to CLIA, a federal law regulating clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. Our clinical laboratory must be certified under CLIA in order for us to perform testing on human specimens. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We have a current certificate of accreditation under CLIA to perform high complexity testing, and our laboratory is accredited by one of the CLIA-approved accreditation organizations. To renew this certificate, we are subject to survey and inspection every two years. Moreover, CLIA and CAP inspectors may make periodic inspections of our clinical laboratory outside of the renewal process. The failure to comply with CLIA or CAP requirements can result in enforcement actions, including the revocation, suspension, or limitation of our CLIA and/or CAP certificate of accreditation, as well as a directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit and/or criminal penalties. We must maintain CLIA compliance and certification to be eligible to bill for assays provided to Medicare beneficiaries. If we were to be found out of compliance with CLIA program requirements and subjected to sanctions, our business and reputation could be harmed. Even if it were possible for us to bring our laboratory back into compliance, we could incur significant expenses and potentially lose revenue in doing so.

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

•

the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, which prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories. EKRA’s reach extends beyond federal health care programs to include private insurance (i.e., it is an “all payer” statute);

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

•

the federal Physician Payments Sunshine Act requirements under the ACA, which require certain manufacturers of drugs, devices, biologics and medical supplies to report to CMS information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and certain physician ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives during the previous year; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers.

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

In addition, in December 2020, we received a communication from counsel for RavGen, Inc., or RavGen, offering to discuss licensing terms for certain patents owned by RavGen, which RavGen’s communication alleged are relevant to Biocept’s Target SelectorTM Liquid Biopsy test kits and panels. We are currently assessing the RavGen patents and are in discussions with RavGen’s counsel. If we are unable to secure a license on commercially reasonable terms, and if RavGen subsequently files suit and a court or jury makes a determination that our test kits and panels infringe any valid RavGen patent claims, then we may be liable for damages, and our business could be materially and adversely affected. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover aspects of our products or services, the holders of any such patents may be able to block our ability to commercialize such products or services unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	the rate of adoption and/or continued use of our current assays and our planned future assays by healthcare practitioners;
•	variations in the level of expenses related to our development programs;
•	addition or reduction of resources for sales and marketing;
•	addition or termination of clinical utility studies;
•	any intellectual property infringement lawsuit in which we may become involved;
•	the impact of the ongoing COVID-19 pandemic on our core oncology business;
•	the impact of a COVID-19 vaccine on our ability to generate revenues from our RT-PCR COVID-19 testing business;
•	third-party payer coverage and reimbursement determinations affecting our assays; and
•	regulatory developments affecting our assays.

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

We had outstanding 13,402,368 shares of common stock as of March 19, 2021, most of which are not subject to resale restrictions under Rule 144 of the Securities Act. In addition, as of March 19, 2021, we had outstanding preferred stock convertible into 46,651 shares of our common stock, options to purchase 1,054,682 shares of our common stock, 36 shares of common stock were issuable upon the settlement of outstanding restricted stock units, or RSUs, and 993,844 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options or upon the settlement of outstanding RSUs generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Cuts and Jobs Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Our ability to utilize our estimated federal net operating loss, carryforwards and federal tax credits may be limited under Sections 382 and 383 of the Code. Under the Tax Cuts and Jobs Act as modified by the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or the CARES Act. In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a cumulative change in its equity ownership by “5-percent shareholders” of greater than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its estimated pre-change net operating loss carryforwards and certain other tax attributes (such as research tax credits) to offset its post-change taxable income and taxes, as applicable, may be limited. As of December 31, 2020, we had estimated federal and state net operating loss carryforwards of approximately $75.4 million and $44.2 million, respectively, and estimated federal and California research and development tax credits of approximately $577,000 and $3.9 million, respectively, which could be limited if we have experienced or do experience any “ownership changes.” We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future. We believe, however, that multiple ownership changes likely occurred. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses and certain state tax credits in tax years beginning after 2019 and before 2023. We have estimated that the use of our net operating loss is limited and the amounts above remain fully offset by a valuation allowance.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We have a lease for approximately 39,600 square feet of space in San Diego, California for use as a clinical reference laboratory and corporate headquarters, including manufacturing and research laboratories. As of December 31, 2020, the average rent for the remaining lease period is approximately $140,000 per month. This lease expires in June 2031.

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

Holders of Record

As of March 19, 2021, there were 24 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We are an early-stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor nucleic acid including circulating tumor DNA, or ctDNA, and circulating tumor RNA, or ctRNA, assays using a standard blood sample, or “liquid biopsy.” Effective January 2020, we also adapted and validated this technology for commercial use in cerebrospinal fluid, or CSF, to identify tumor cells that have metastasized to the central nervous system, or CNS, in patients with advanced lung cancer or breast cancer.

In June of 2020, to respond to a national public health emergency precipitated by the COVID-19 pandemic, we introduced molecular testing for SARS-CoV2, the virus responsible for COVID-19, using a United States Food and Drug Administration, or FDA, Emergency Use Authorization, or EUA, based “RT-PCR” method developed by Thermo-Fisher.

In June 2020, we entered into a development agreement with Aegea Biotechnologies, Inc., or Aegea, focused on the co-development by us and Aegea of a highly sensitive PCR-based assay designed by Aegea for detecting the COVID-19 virus.  Pursuant to the development agreement, we receive compensation for development services performed based on time and materials expended. In early March 2021, we announced a supply agreement with Aegea for the PCR-based COVID-19 assay kit.  Under the supply agreement, Aegea will supply the COVID-19 assay kit to us for validation in our high-complexity molecular clinical laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and licensed by the California Department of Public Health, and accredited by the College of American Pathologists, or CAP, and subsequent commercialization of a laboratory developed test, or LDT.

Our current and planned blood and CSF assays are intended to provide information to aid healthcare providers by identifying tumor cells associated with progression or metastasis, and identifying specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy. These assays may also be used for monitoring response to treatment or to identify specific resistance mechanisms.

“Liquid biopsies” are intended to supplement or replace the need for additional invasive surgical tissue biopsies or repeated lumbar punctures to find tumor material (intact cells or tumor derived nucleic acid known as ctDNA and ctRNA) in blood or CSF. Our molecular assays are also designed to help find molecular alterations in situations where tumor tissue or CSF cytology samples are insufficient and/or unable to provide the molecular subtype information necessary for clinical decisions.

Our assays have the potential to provide faster, more contemporaneous information regarding therapy response or the characteristics of a patient’s disease when compared with surgical tissue biopsies which must be scheduled or radiographic imaging which may take a month or more to illustrate progression.

Our current assays and our planned future assays focus on key solid tumor indications utilizing our Target-SelectorTM liquid biopsy technology platform for the biomarker analysis of CTCs and ctDNA from a standard blood or CSF sample. Our patented Target-Selector™ CTC platform assays are based on an internally developed microfluidics-based cell capture and analysis platform, with enabling features that change how information provided by CTC testing is used by clinicians. Our patented Target-Selector™ molecular technology enables detection of mutations and genome alterations with enhanced sensitivity and specificity, and is applicable to nucleic acid from ctDNA, and could potentially be validated for other sample types such as bone marrow, or tissue (surgical resections and/or biopsies). Our Target-Selector™ CTC and molecular platforms provide both biomarker detection as well as monitoring capabilities and require only a patient blood sample or CSF sample to inform treatment decisions. In January 2019, we began offering research use only, or RUO, liquid biopsy kits containing our patented and proprietary ctDNA Target SelectorTM testing for certain specific cancer genes to laboratories and researchers worldwide. In March 2020 we released an update for our RUO EGFR Target SelectorTM Kit which expanded the sample types validated to include both blood and formalin-fixed paraffin-embedded, or FFPE. In March 2020 we also released a RUO BRAF Target SelectorTM   validated for both ctDNA and FFPE.

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is certified under CLIA, licensed by the California Department of Public Health, and accredited by CAP. At this facility we perform our current assays, and we continue to perform research and development for our planned future assays. In addition, we currently manufacture our microfluidic channels and various chemistries used in our testing process, however, we have identified and have been working with a manufacturer to outsource certain manufacturing activities in the near term to reduce costs and improve efficiency. The assays we offer and intend to offer are classified as LDTs under CLIA regulations. CLIA certification is required before any clinical laboratory, including ours, may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, or treatment of disease or the assessment of health. In addition, we participate in and have received CAP accreditation, which includes rigorous bi-annual laboratory inspections and requires adherence to specific quality standards.

Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan depends on our ability to continue to develop and commercialize products and assays through our CLIA-certified, CAP-accredited, and state-licensed laboratory. We have commercialized our Target-Selector assays for breast cancer, non-small cell lung cancer, or NSCLC, gastric cancer, colorectal cancer, prostate cancer, pancreaticobiliary cancer, and ovarian cancer, and plan to continue to launch a series of cancer diagnostic assays for different predictive biomarkers assays in the United States as LDTs performed in our laboratory, and enhance revenue for these products through the efforts of our sales and marketing organization. Our sales strategy is to engage medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians in the United States at private and group practices, hospitals and cancer centers. We also plan to continue to evaluate potential opportunities for the commercialization of our products and assays in other countries. Additionally, sales of our proprietary blood collection tubes, or BCTs, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world, commenced during 2018. In addition to testing for physicians and their patients, we offer clinical trials testing and research services to help increase the efficiency and economic viability of clinical trials for pharmaceutical and biopharmaceutical companies and clinical research organizations both within and outside of the United States. We are currently exploring the possibility of introducing ctDNA technology outside the United States as part of IVD test kits and/or testing systems utilizing our Target-Selector technologies. We plan to continue to cooperate with partners on accessing markets internationally either through partnerships with local groups and distributors or through the development of IVDs and/or test systems, including instrumentation. We also have a research and development program focused on technology enhancements, novel platform development, and evaluating clinical applications for our cancer diagnostic tests in different cancer types and clinical settings.

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

Cost of Revenues. Our cost of revenues consists principally of facility costs and overhead, personnel costs, and laboratory and manufacturing supplies and materials. We are pursuing various strategies to reduce and control our cost of revenues, including automating aspects of our processes, developing more efficient technology and methods, and attempting to negotiate improved terms and volume discounts with our suppliers.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service, or a bundle of goods or services, to the customer. For commercial and development services revenues, our contracts have a single performance obligation, which is satisfied upon rendering of services, which culminates in the delivery of a patient’s assay result(s) to the ordering physician or entity. The duration of time between test order receipt and delivery of a valid assay result to the ordering physician or entity is typically less than two weeks, and for our RT-PCR COVID-19 testing, typically 48 hours or less. Accordingly, we elected the practical expedient and therefore, we do not disclose the value of unsatisfied performance obligations.

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

We limit the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. We monitor our estimates of transaction price to depict conditions that exist at each reporting date. If we subsequently determine that we will collect more consideration than we originally estimated for a contract with a customer, we will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if we subsequently determine that the amount it expects to collect from a customer is less than it originally estimated, we will generally account for the change as a decrease in the estimate of the transaction price as a decrease to revenue, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized. Revenue recognized from changes in transaction prices was not significant during the years ended December 31, 2019 and 2020. Further, although the Company believes that its estimate for contractual allowances and other reserves is appropriate, it is possible that the Company will experience an impact on cash collections as a result of the impact of the COVID-19 pandemic.

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

Determining the extent, if any, to which conditions or events raise substantial doubt about our ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgment by us. We have determined that it is not probable based on projected cash flows that substantial doubt about the Company’s ability to continue as a going concern exists for the one-year period following the date that the financial statements for the year ended December 31, 2020 were issued.

Reverse Split

In September 2020, pursuant to approval by our stockholders and board of directors, we filed an amendment to our Certificate of Amendment to our Amended and Restated Certificate of Incorporation to effect a one-for-ten reverse stock split of our outstanding common stock. All references to share and per share amounts in this Annual Report on Form 10-K have been restated to reflect the one-for-ten reverse stock split, except for the authorized number of shares of the Company’s common stock of 150,000,000 shares, which was not affected by the one-for-ten reverse stock split.

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

In April 2020, we announced that we verified a COVID-19 molecular diagnostic test and that we would begin accepting physician-ordered testing requests.  The testing volume was initially limited by the national shortage of specimen collection kits.  On June 22, 2020, we announced the availability of 10,000 specimen collection kits for COVID-19 testing for physician ordering.  Collected specimens are shipped to our high-complexity, CLIA-certified, CAP-accredited and BSL-2 safety level laboratory in San Diego with results returned to ordering physicians in an estimated 24 to 48 hours.  We have received more than 300,000 samples for processing through our RT-PCR technology at our laboratory to date and we believe that performing highly accurate RT-PCR testing for COVID-19 will be an important aspect of our business until the COVID-19 pandemic subsides.

On June 3, 2020, we entered into a development agreement with Aegea focused on the co-development by Biocept and Aegea of a highly sensitive PCR-based assay designed by Aegea for detecting the COVID-19 virus.  In early March 2021 we announced a supply agreement with Aegea Biotechnologies, Inc. for a new PCR-based COVID-19 assay kit designed by Aegea and co-developed by Aegea and Biocept.  Under the supply agreement, Aegea will supply the COVID-19 assay kit to Biocept for validation in its CLIA-certified, CAP-accredited high-complexity molecular lab and subsequent commercialization of a laboratory developed test (LDT).

Results of Operations

Years Ended December 31, 2019 and 2020

The following table sets forth certain information concerning our results of operations for the periods shown:

	For the year ended December 31,		Change
	2019	2020	$	%
(dollars in thousands)
Net revenues	$5,529	$27,461	$21,932	397%
Cost of revenues	10,978	21,337	10,359	94%
Research and development expenses	4,697	5,220	523	11%
General and administrative expenses	6,970	9,973	3,003	43%
Sales and marketing expenses	5,941	6,400	459	8%
Loss from operations	(23,057)	(15,469)	7,588	(33%)
Interest expense, net	(250)	(236)	14	(6%)
Warrant inducement expense	(1,831)	(2,102)	(271)	15%
Loss before income taxes	(25,138)	(17,807)	7,331	(29%)
Income tax expense	—	—	—	0%
Net loss	(25,138)	(17,807)	7,331	(29%)
Deemed dividend related to warrants down round provision	(122)	(3)	119	(98%)
Net loss attributable to common shareholders	$(25,260)	$(17,810)	$7,450	(29%)

The composition of the Company’s net revenues recognized during the years ended December 31, 2019 and 2020, disaggregated by source and timing of recognition, are as follows:

	For the year ended December 31,
	2019	2020
Net commercial revenues recognized upon delivery	$5,116,210	$26,863,292
Development services revenues recognized upon delivery	212,344	177,286
Kits and Blood Collection Tubes (BCT)	200,012	420,820
Total net revenues	$5,528,566	$27,461,398

Net Revenues

Net revenues were approximately $27,461,000 for the year ended December 31, 2020, compared with approximately $5,529,000 for the year ended December 31, 2019, an increase of $21,932,000, or 397%, with the increase attributable to significant RT-PCR COVID-19 testing volumes during the year ended December 31, 2020.

Revenues for the year ended December 31, 2020 included $26.9 million in commercial test revenue, which includes $23.3 million attributable to RT-PCR COVID-19 testing, $177,000 in development services test revenue and $421,000 in revenue for distributed products, Target Selector™ RUO kits, CEE-Sure® blood collection tubes and payments from Aegea Biotechnologies, Inc. for services associated with the development of a COVID-19 assay.  Revenues for the year ended December 31, 2019 included $5.1 million in commercial test revenue, $212,000 in development services test revenue and $200,000 from distributed products. The increase in net revenues is due to an increase in overall accession volumes, which is attributable to the COVID-19 testing business, which was launched during the second quarter of 2020, resulting in approximately 188,000 delivered accessions during the year ended December 31, 2020.

The net estimated revenue per commercial accession delivered during the year ended December 31, 2020 was $140, based on 191,461 commercial accessions delivered, while during the year ended December 31, 2019 it was approximately $1,202, based on 4,256 commercial accessions delivered.  The decrease in net estimated revenue per commercial accession delivered as compared to the prior year is primarily the result of lower net revenue per accession delivered from the portion of our accession volume related to our RT-PCR COVID-19 testing and a reduced number of biomarkers reported for each oncology case. Total accessions received for the year ended December 31, 2020 were 200,326, inclusive of 199,268 commercial accessions.

The following table sets forth certain information regarding commercial accessions delivered during the years ended December 31, 2019 and 2020, as follows:

	Year ended December 31,		Change
	2019	2020	# / $	%
# Commercial accessions delivered	4,256	191,461	187,205	See Note (1)
$ Value estimated per commercial accession delivered	$1,202	$140	$(1,062)	(88%)

*(1) Not meaningful due to COVID-19 volume.

Additionally, overall development revenues stayed relatively flat as compared to the same period in the prior year. The net revenue per development services accession increased primarily due to the higher number of biomarkers ordered during the current period as compared to the same period in the prior year, partially offset by a lower number of development services accessions delivered as follows:

	Year ended December 31,		Change
	2019	2020	#	%
# Development services cases delivered	509	459	(50)	(10%)
$ Value estimated per development services accession delivered	$361	$386	$25	7%

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $21,337,000 for the year ended December 31, 2020, compared with approximately $10,978,000 for the year ended December 31, 2019, representing an increase of $10,359,000, or 94% primarily resulting from increased revenues related to our RT-PCR COVID-19 testing business.  As we continue to leverage the fixed components of our costs, our cost of revenues as a percentage of net revenues decreased by approximately 120.8% for the year ended December 31, 2020 as compared to the same period in the prior year. Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, shipping and other direct costs, as well as equipment depreciation and software amortization expenses.

Research and Development Expenses. Research and development expenses were approximately $5,220,000 for the year ended December 31, 2020, compared with approximately $4,697,000 for the year ended December 31, 2019, an increase of $523,000, or 11%. The increase was primarily attributable to costs related to launching our RT-PCR COVID-19 testing during the year December 31, 2020, ongoing development and validation costs related to oncology liquid biopsy panels and laboratory testing automation projects. Research and development expenses are comprised of, but not limited to, personnel costs, material, shipping and other direct costs, computer and laboratory equipment maintenance and facility related costs.

General and Administrative Expenses. General and administrative expenses were approximately $9,973,000 for the year ended December 31, 2020, compared with approximately $6,970,000 for the year ended December 31, 2019, an increase of $3,003,000, or 43%. The increase was due to reporting a department previously under sales and marketing under general and administrative costs beginning in mid-2019, as well as higher investor relations expenses, directors and officer’s liability insurance, consulting and legal costs as compared to the prior year. General and administrative expenses are comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $6,400,000 for the year ended December 31, 2020 compared with approximately $5,941,000 for the year ended December 31, 2019, an increase of $459,000, or 8%. The increase was primarily attributable to higher sales commissions due to higher revenues during the period. Sales and marketing expenses are comprised of, but not limited to, personnel costs, trade show and other marketing related expenses, as well as office and other costs.

Interest Expenses.  Interest expenses were $236,000 for the year ended December 31, 2020, compared to $250,000 for the year ended December 31, 2019, representing a reduction of $14,000 or 6%.  Interest expenses are comprised of interest incurred related to finance leases used to obtain equipment.

Warrant Inducement and Other Expenses.  Warrant inducement and other expenses were approximately $2,102,000 for the year ended December 31, 2020 compared with approximately $1,831,000 for the same period in 2019, an increase of $271,000, or 15%.  The increase was due to a higher fair value recognized in the first quarter of 2020 for the inducement warrants issued in January 2020 and warrant modification costs than for the inducement warrants issued in the May 2019 in connection with the warrant exercise offering.

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

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	For the year ended December 31,
	2019	2020
(dollars in thousands)
Cash provided by/(used in):
Operating activities	$(23,049)	$(19,787)
Investing activities	(735)	(867)
Financing activities	29,663	25,720
Net increase/(decrease) in cash	$5,879	$5,066

Cash Used in Operating Activities. Net cash used in operating activities was $19.8 million for the year ended December 31, 2020, compared to net cash used in operating activities of $23.0 million for the year ended December 31, 2019. The net decrease of $3.3 million in cash used, in addition to lower net losses, was primarily related to an increase in our accounts receivable balance of approximately $10.6 million, inventories of $1.4 million, partially offset by an increase in account payable balances of $4.5 million and decrease in prepaid expenses of $533,000.

Cash Used in Investing Activities. Net cash used in investing activities of approximately $867,000 and $735,000 during the years ended December 31, 2020 and 2019, respectively, was related to purchases of fixed assets.

Cash Provided by Financing Activities. Net cash provided by financing activities was $25.7 million for the year ended December 31, 2020, compared to net cash provided by financing activities of $29.7 million for the year ended December 31, 2019. Our primary sources of cash from financing activities during the year ended December 31, 2020 consisted of $660,000 in net proceeds from exercise of overallotment warrants from the December 2019 financing in January 2020, net proceeds of $24.2 million from our sale of common stock in three financing transactions in March and April 2020, and $2.4 million in proceeds from exercise of common stock warrants.  Net proceeds from financing transactions were partially offset by $1.5 million of principal payments made on finance leases and indebtedness.  Our primary sources of cash from financing activities during the year ended December 31, 2019 consisted of $2.0 million in net proceeds from our offering of common stock in January 2019, $6.6 million in net proceeds from our sale of common stock and warrants in February 2019, $0.6 million in net proceeds from the exercise of the placement agent’s overallotment option from the January 2019 transaction, $7.6 million in net proceeds from our sale of common stock and warrants in March 2019, $4.9 million in proceeds from exercise of common stock warrants, and $9.0 million in net proceeds from our December 2019 financing transaction.

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

As of December 31, 2020, our cash totaled $14.4 million. The COVID-19 testing revenue during 2020 and through the first quarter of 2021, has provided us with increased levels of cash inflows from operations, and it is expected to continue, albeit at lower and declining levels, throughout at least the next twelve months.  As a result, we believe that based on our current and planned cash usage, along with current COVID-19 testing revenues, our cash balances will support our operations through the first quarter of 2022. As such, we determined that it is not probable based on projected cash flows that substantial doubt about our ability to continue as a going concern exists for the one-year period following the date that the financial statements for the year ended December 31, 2020 were issued. The COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. While the Company experienced increased revenue levels in 2020 related to its COVID-19 testing business and has attained net income for the first time in its operating history in the fourth quarter in 2020, these results are not expected to be indicative of future results as the COVID-19 pandemic subsides.

In May 2020, the SEC declared effective a shelf registration statement filed by us. The shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $100.0 million.

We expect that we will need additional financing to execute on our current or future business strategies beyond the next twelve months. Until we can generate significant cash from operations, including assay revenues, we expect to continue to fund operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time until expiration in May 2023. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

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

Item 8. Financial Statements and Supplementary Data

Biocept, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Biocept, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Biocept, Inc. (“Company”) as of December 31, 2020 and 2019, and the related statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition and Accounts Receivable

As described in Note 3 to the financial statements, the Company's revenues are generated from diagnostic services provided to patient’s physicians and billed to third-party insurance payers such as managed care organizations, Medicare and Medicaid and patients for any deductibles, coinsurance or copayments that may be due. The Company’s gross revenues billed, and corresponding gross accounts receivable, represent variable consideration subject to estimated deductions for allowances and reserves to derive reported net revenues and receivables, which relate to differences between amounts billed and corresponding amounts estimated to be subsequently collected. The Company estimates the amount of variable consideration using the most likely amount approach to estimating variable consideration for third-party payers, including direct patient bills, whereby the estimated reimbursement for services are established based on published reimbursement rates from Medicare and Medicaid by payment histories on Current Procedural Terminology, or CPT, codes for each payer, or similar payer types. The estimates of amounts that will ultimately be realized from commercial diagnostic services require significant judgment.

We identified auditing the measurement of the Company’s transaction price for revenue recognition and the corresponding valuation of accounts receivable as a critical audit matter. The principal consideration for our determination that performing procedures relating to the transaction price for revenue, and corresponding net accounts receivable, is a critical audit matter is the significant judgment by management in estimating the amount to be collected, which in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence for revenue recognition and net accounts receivable.

The primary procedures we performed to address this critical audit matter included:

•

Evaluating the appropriateness of the methods used, by evaluating management’s process for developing the estimated transaction price which includes related reserves, as well as the accuracy and relevance of the historical billing and collection data used as an input to derive the estimated transaction price. .

•

Testing the accuracy of the estimated  transaction price for a sample of revenue transactions from the historical billing data and historical collection data used in management’s estimation of the transaction price, including agreeing the revenue transactions selected to supporting documentation such as physician requisition, cash collected, and delivery of final reports, as applicable.

•	Identifying and evaluating the significant assumptions used in developing the reserves estimate, including:
o

Evaluating the historical accuracy of management’s process for developing the estimate of the amount which will ultimately be collected by comparing actual cash collections to the previously recorded transaction price and the net accounts receivable balance.

o	Comparing the cash collections to the balance of the accounts receivable recorded at December 31, 2020 for those receivable balances collected after December 31, 2020.
o

Evaluated the remaining accounts receivable balances which have not been collected by developing an independent expectation of the net accounts receivable balance, by payer, based on historical collection trends.

Management’s Assessment over Going Concern

The Company has continued to experience net operating losses and negative cash flows from operations, resulting in a need to fund operations through capital raising activities.  However, as discussed in Note 2 to the financial statements, the Company’s COVID-19 testing revenue during 2020 and through the first quarter of 2021, has provided the Company with increased levels of cash inflows from operations.  As a result, the Company believes that based on its current and planned cash usage, along with current COVID-19 testing revenue, its cash balances will support operations through the first quarter of 2022. As such, the Company determined that it is not probable based on projected cash flows that substantial doubt about the Company’s ability to continue as a going concern exists for the one-year period following the date that the financial statements for the year ended December 31, 2020 are issued.

We identified the assessment of liquidity and the Company’s ability to continue as a going concern as a critical audit matter. The evaluation of the Company’s estimate of its cash inflows and outflows used in its forecasted model of liquidity for at least 12 months beyond the date of the issuance of the financial statements involved a high degree of subjective auditor judgment due to uncertainty in the estimate of cash inflows, specifically the projected revenues from COVID-19 testing.

The primary procedures we performed to address this critical audit matter included:

•	Obtaining an understanding of management’s process to develop their estimates included in the future cash flows assessment.
•

Testing the reasonableness of the forecasted revenue, operating expenses, and uses and sources of cash flows in management’s assessment of whether the Company projects to have sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of forecasts to prior period actual results for operating expenses, consideration of positive and negative evidence impacting management’s forecasts, market factors in place with respect to COVID-19 testing and projections for continued testing for the next 12 months.
•	Performing sensitivity analyses to assess the impact of lower than projected levels of COVID-19 testing revenues on management’s projections.
•	Evaluating the adequacy of the Company’s disclosures in Note 2 in relation to the going concern assessment.

We have served as the Company’s auditor since 2005.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 31, 2021

Biocept, Inc.

Balance Sheets

	December 31,	December 31,
	2019	2020
Current assets:
Cash	$9,301,406	$14,367,942
Accounts receivable, net	3,527,078	14,144,911
Inventories, net	767,986	1,929,624
Prepaid expenses and other current assets	296,127	2,151,527
Total current assets	13,892,597	32,594,004
Fixed assets, net	1,504,330	2,317,616
Lease right-of-use assets - operating	729,330	9,776,349
Lease right-of-use assets - finance	1,606,387	2,337,709
Other non-current assets	—	425,908
Total assets	$17,732,644	$47,451,586
Current liabilities:
Accounts payable	$2,011,827	$8,364,858
Accrued liabilities	1,980,204	3,165,669
Current portion of lease liabilities - operating	842,452	—
Current portion of lease liabilities - finance	724,329	963,726
Total current liabilities	5,558,812	12,494,253
Non-current portion of lease liabilities - operating	—	9,805,361
Non-current portion of lease liabilities - finance	973,189	1,459,550
Total liabilities	6,532,001	23,759,164
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 2,133 shares and 2,111 shares issued and outstanding at December 31, 2019 and 2020, respectively.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 5,473,848 shares issued and outstanding at December 31, 2019; 13,397,041 shares issued and outstanding at December 31, 2020.	547	1,340
Additional paid-in capital	256,917,285	287,217,949
Accumulated deficit	(245,717,189)	(263,526,867)
Total shareholders’ equity	11,200,643	23,692,422
Total liabilities and shareholders’ equity	$17,732,644	$47,451,586

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.

Statements of Operations and Comprehensive Loss

	For the years ended December 31,
	2019	2020
Net revenues	$5,528,566	$27,461,398
Costs and expenses:
Cost of revenues	10,977,520	21,336,791
Research and development expenses	4,697,022	5,220,278
General and administrative expenses	6,970,120	9,973,082
Sales and marketing expenses	5,940,843	6,399,502
Total costs and expenses	28,585,505	42,929,653
Loss from operations	(23,056,939)	(15,468,255)
Other income/(expense):
Interest expense, net	(249,984)	(236,540)
Warrant inducement expense	(1,831,116)	(2,102,109)
Total other income/(expense):	(2,081,100)	(2,338,649)
Loss before income taxes	(25,138,039)	(17,806,904)
Income tax expense	—	—
Net loss and comprehensive loss	$(25,138,039)	$(17,806,904)
Deemed dividend related to warrants down round provision	(121,572)	(2,774)
Net loss attributable to common shareholders	$(25,259,611)	$(17,809,678)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	2,066,086	11,845,255
Diluted	2,066,086	11,845,255
Net loss per common share:
Basic	$(12.23)	$(1.50)
Diluted	$(12.23)	$(1.50)

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.

Statements of Shareholders’ Equity

	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2018	462,917	46	4,417	—	223,500,051	(220,457,578)	3,042,519
Stock-based compensation expense	—	—	—	—	869,579	—	869,579
Shares issued upon exercise of common stock warrants	415,543	41	—	—	4,850,429	—	4,850,470
Shares issued upon cashless exercise of common stock warrants	712,025	71	—	—	(71)	—	—
Shares issued upon exercise of pre-funded common stock warrants	540,000	54	—	—	53,946	—	54,000
Deemed dividends related warrants downround provision	—	—	—	—	121,572	(121,572)	—
Shares issued for January 2019 financing transaction, net of issuance costs	99,000	10	—	—	2,032,301	—	2,032,311
Shares and warrants issued for February 2019 financing, net of issuance costs	625,000	63	—	—	6,602,672	—	6,602,735
Shares issued for January 2019 financing transaction overallotment, net of issuance costs	53,887	5	—	—	592,302	—	592,307
Shares and warrants issued for March 2019 financing transaction, net of issuance costs	595,000	60	—	—	7,553,733	—	7,553,793
Shares and warrants issued for December 2019 underwritten offering, net of issuance costs	1,920,000	192	—	—	8,909,660	—	8,909,852
Warrant inducement expense	-	—	—	—	1,831,116	—	1,831,116
Shares issued upon conversion of preferred stock	50,476	5	(2,284)	—	(5)	—	—
Net loss	—	—	—	—	—	(25,138,039)	(25,138,039)
Balance at December 31, 2019	5,473,848	$547	2,133	$—	$256,917,285	$(245,717,189)	$11,200,643
Stock-based compensation expense	—	—	—	—	940,984	—	940,984
Shares issued upon exercise of common stock warrants	723,272	73	—	—	2,401,631	—	2,401,704
Shares issued upon cashless exercise of common stock warrants	876,772	88	—	—	(88)	—	—
Costs related to previous financings	—	—	—	—	(42,430)	—	(42,430)
Deemed dividends related warrants downround provision	—	—	—	—	2,774	(2,774)	—
Shares issued for exercise of December 2019 overallotment warrants, net of issuance costs	192,750	19	—	—	659,939	—	659,958
Shares issued for March 2, 2020 financing transaction, net of issuance costs	2,300,000	230	—	—	8,565,270	—	8,565,500
Shares issued for March 4, 2020 financing transaction, net of issuance costs	1,600,000	160	—	—	6,093,401	—	6,093,561
Shares issued for April 2020 financing transaction, net of issuance costs.	2,230,000	223	—	—	9,577,074	—	9,577,297

Fractional shares adjustment upon one-for-ten reverse stock split	(68)	—	—	—	—	—	—
Warrant inducement expense	—	—	—	—	2,102,109	—	2,102,109
Shares issued upon conversion of preferred stock	467	—	(22)	—	—	—	—
Net loss	—	—	—	—	—	(17,806,904)	(17,806,904)
Balance at December 31, 2020	13,397,041	$1,340	2,111	$—	$287,217,949	$(263,526,867)	$23,692,422

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.

Statements of Cash Flows

	For the years ended December 31,
	2019	2020
Cash Flows from Operating Activities
Net loss	$(25,138,039)	$(17,806,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	931,655	1,085,234
Amortization of right-of-use assets	(158,341)	(84,110)
Inventory reserve	14,167	244,825
Stock-based compensation	869,579	940,984
Warrant inducement expense	1,831,116	2,102,109
Gain on disposal of fixed assets	—	(1,680)
Increase/(decrease) in cash resulting from changes in:
Accounts receivable, net	(1,952,753)	(10,617,833)
Inventory	(194,928)	(1,406,464)
Prepaid expenses and other current assets	523,293	533,460
Other non-current assets	—	(425,908)
Accounts payable	14,838	4,463,722
Accrued liabilities	210,152	1,185,465
Net cash used in operating activities	(23,049,261)	(19,787,100)
Cash Flows from Investing Activities:
Purchases of fixed assets	(735,300)	(866,814)
Net cash used in investing activities	(735,300)	(866,814)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	25,744,997	24,193,928
Proceeds from exercise of common stock warrants	2,513,173	2,401,704
Proceeds from warrant exercise inducement, net	2,337,298	—
Proceeds from exercise of overallotment warrants	—	659,958
Payments on finance leases	(539,415)	(702,588)
Payments on supplier and other third-party financings	(393,459)	(832,552)
Net cash provided by financing activities	29,662,594	25,720,450
Net increase in Cash	5,878,033	5,066,536
Cash at Beginning of Period	3,423,373	9,301,406
Cash at End of Period	9,301,406	14,367,942
Supplemental Disclosures of Cash Flow Information:
Interest	$249,984	$236,540
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

Non-cash Investing and Financing Activities:

During the years ended December 31, 2019 and 2020, Biocept, Inc., or the Company, financed insurance premiums of approximately $393,000 and $567,000, respectively, through third-party financings (see Note 8).

Fixed assets purchased totaling approximately $632,000 and $1,428,000 during the years ended December 31, 2019 and 2020, respectively, were recorded as finance lease obligations and were excluded from cash purchases in the Company’s statements of cash flows (see Note 7).

The amount of unpaid fixed asset purchases excluded from cash purchases in the Company’s statements of cash flows increased from approximately $32,000 at December 31, 2019 to $112,000 at December 31, 2020.

The Company recorded a landlord receivable for accrued costs in the amount of $1,631,000 related to its leasehold improvement costs that were accrued in accounts payable at December 31, 2020.

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

On February 12, 2019, the Company received net cash proceeds of approximately $6.6 million as a result of the closing of a follow-on public offering of 625,000 shares of its common stock and warrants to purchase up to an aggregate of 625,000 shares of its common stock at a combined offering price of $12.00 per unit. All warrants sold in this offering have an exercise price of $12.00 per share, are exercisable immediately and expire five years from the date of issuance. In addition, the Company sold warrants to purchase up to an aggregate of 93,750 shares of the Company’s common stock in connection with the partial exercise of the over-allotment option granted to the underwriters. Upon closing of the transaction, warrants to purchase 91,500 shares were issued pursuant to the placement agents’ partial exercise of their overallotment.  The estimated aggregate grant date fair value on a relative fair value basis of approximately $6.8 million associated with these warrants was recorded as an offset to additional paid-in capital (see Note 5).

Pursuant to the down round adjustment feature of the January 2018 warrants, the exercise price of these warrants was adjusted to the $12.00 offering price per share in the February 2019 financing transaction, and to the $4.05 offering price in the December 2019 financing transaction, and it resulted in recording a deemed dividend of $122,000.

On March 19, 2019, the Company received net cash proceeds of approximately $7.6 million as a result of completing a registered direct offering of 595,000 shares at a negotiated purchase price of $13.70 per share. In addition, in a concurrent private placement, the Company issued to purchasers a warrant to purchase one share of the Company’s common stock for each share purchased for cash in the offering.  All warrants issued in this offering have an exercise price of $12.50 per share, are exercisable immediately upon issuance and expire 5.5 years following the date of issuance. The estimated aggregate grant date fair value on a relative fair value basis of approximately $6.0 million associated with these warrants was recorded as an offset to additional paid-in capital (see Note 5).

On December 11, 2019, the Company received net cash proceeds of approximately $8.9 million as a result of closing an underwritten public offering of 1,920,000 shares of common stock, pre-funded warrants to purchase 540,000 shares of common stock, and warrants to purchase up to an aggregate of 2,460,000 shares of common stock at a combined offering price of $4.05 per unit. The pre-funded warrants were sold at a purchase price of $3.95 per pre-funded warrant which represents the per share purchase price for the shares less the $0.10 per share exercise price for each such pre-funded warrant. Warrants sold in this offering have an exercise price of $4.05 per share, are exercisable immediately and expire five years from the date of issuance. The Company granted the underwriters an option to purchase up to 369,000 shares of common stock and/or common warrants to purchase up to 369,000 shares of common stock of which 192,500 warrants were issued to underwriters upon close of the transaction.  The estimated aggregate grant date fair value on a relative fair value basis of approximately $6.4 million associated with these warrants was recorded as an offset to additional paid-in capital (see Note 4). Additionally, approximately $998,000 of fees and costs directly associated with this offering were recorded as an offset to additional paid-in capital in accordance with applicable accounting guidance.

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

In June 2020, the Company entered into an amendment of its facility lease to extend the term of the lease originally set to expire in July 2020 to November 2020. Pursuant to the extension of the lease term, the Company recorded an additional lease right-of-use asset and lease liability of $482,000.

In June 2020, the Company entered into a lease for a 39,000 square foot headquarters, manufacturing and laboratory facility. The lease commenced on December 1, 2020 and is for a term of 127 months from the commencement date.  The Company recorded a lease right-of-use asset and lease liability of $9,776,000 and $9,805,000, respectively, as of December 31, 2020 (see Note 7).

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

The COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. While the Company experienced increased revenue levels in 2020 related to its COVID-19 testing business and has attained net income for the first time in its operating history in the fourth quarter in 2020, these results are not expected to be indicative of future results as the COVID-19 pandemic subsides.

2. Liquidity

As of December 31, 2020, cash totaled $14.4 million and the Company had an accumulated deficit of $263.5 million. For the years ended December 31, 2019 and 2020, the Company incurred net losses of $25.1 million and $17.8 million, respectively, and had negative cash flows from operations of $23.0 million and $19.8 million, respectively.  At December 31, 2020, the Company had aggregate net interest-bearing indebtedness of $2.4 million of which $964,000 was due within one year, in addition to approximately $3.2 million of other non-interest-bearing current liabilities.  The Company has historically funded its operations through capital raises.

However, the COVID-19 testing revenue during 2020 and through the first quarter of 2021, has provided the Company with increased levels of cash inflows from operations, and it is expected to continue, albeit at lower and declining levels, throughout at least the next twelve months.  As a result, the Company believes that based on its current and planned cash usage, along with current COVID-19 testing revenues, its cash balances will support operations through the first quarter of 2022. As such, the Company determined that it is not probable based on projected cash flows that substantial doubt about the Company’s ability to continue as a going concern exists for the one-year period following the date that the financial statements for the year ended December 31, 2020 were issued.  The Company’s determination is based on estimates regarding expected COVID-19 testing volumes, which are uncertain and subject to change as more individuals are expected to be vaccinated and as the pandemic subsides.  The Company used all information currently available to make this determination.

Historically, the Company’s principal sources of cash have included proceeds from the issuance of common and preferred stock, proceeds from the exercise of warrants to purchase common stock, proceeds from the issuance of debt, and revenues from laboratory services. The Company’s principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. The Company expects that the principal uses of cash in the future will be for continuing operations, hiring of sales and marketing personnel and increased sales and marketing activities, funding of research and development, capital expenditures, and general working capital requirements. The Company expects that, as revenues grow, sales and marketing and research and development expenses will continue to grow, albeit at a slower rate and, as a result, the Company will need to generate significant growth in net revenues to achieve and sustain income from operations.  Based on current cash balances and current and planned cash usage, the Company determined that it is not probable that substantial doubt exists about the Company’s ability to continue as a going concern for the one-year period following the date that the financial statements for the year ended December 31, 2020 were issued.

In order to meet its long-term operating requirements beyond the next twelve months, the Company will need, among other things, additional capital resources. Until the Company can generate significant cash from operations, including assay revenues, management’s plans to obtain such resources for the Company include proceeds from offerings of the Company’s equity securities or debt, cash received from the exercise of outstanding common stock warrants, or transactions involving product development, technology licensing or collaboration. The Company cannot provide any assurances that such additional funds will be available on reasonable terms, or at all.

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

On September 3, 2020, pursuant to the approval of the Company’s board of directors, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding common stock using a ratio of one-for-ten. As such, all references to share and per share amounts in these financial statements and accompanying notes have been retroactively restated to reflect the one-for-ten reverse stock split, except for the authorized number of shares of the Company’s common stock of 150,000,000 shares, which was not affected by the one-for-ten reverse stock split.

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments, including those related to accounts receivable reserves, inventory reserves, long-lived assets, income taxes, including uncertain tax benefits, estimated transaction price for revenues, stock-based compensation, incremental borrowing rate estimates, and the determination of the Company’s ability to continue as a going concern. The Company bases its estimates on various assumptions that it believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.  Though the impact of the COVID-19 pandemic on the Company’s business and operating results presents additional uncertainty, the Company continues to use the best information available to determine its significant accounting estimates.

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

•

Payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with Center for Medicare & Medicaid Services, or CMS, and applicable reimbursement contracts established between the Company and payers, unless the patient is a self-pay patient, whereby the Company bills the patient directly after the services are provided.

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

The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more consideration than it originally estimated for a contract with a customer, it will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if the Company subsequently determines that the amount it expects to collect from a customer is less than it originally estimated, it will generally account for the change as a decrease in the estimate of the transaction price as a decrease to revenue, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized. Revenue recognized from changes in transaction prices was not significant during the years ended December 31, 2019 and 2020. Further, although the Company believes that its estimate for contractual allowances and other reserves is appropriate, it is possible that the Company will experience an impact on cash collections as a result of the impact of the COVID-19 pandemic.

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

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the years ended December 31, 2019 and 2020, disaggregated by source and nature, are as follows:

	For the year ended December 31,
	2019	2020
Net revenues from contracted payers*	$2,071,961	$14,070,173
Net revenues from non-contracted payers	3,044,249	12,793,119
Development services revenues	212,344	177,286
Kits and Blood Collection Tubes (BCT)	200,012	420,820
Total net revenues	$5,528,566	$27,461,398

*Includes Medicare and Medicare Advantage, as reimbursement amounts are fixed.

Revenues for the year ended December 31, 2020 included $26.9 million in commercial test revenue, which includes $23.3 million attributable to RT-PCR COVID-19 testing.

	For the year ended December 31,
	2019	2020
Net commercial revenues recognized upon delivery	$5,116,210	$26,863,292
Development services revenues recognized upon delivery	212,344	177,286
Kits and Blood Collection Tubes (BCT)	200,012	420,820
Total net revenues	$5,528,566	$27,461,398

A summary of activity in the Company’s gross and net accounts receivable balances, as well as corresponding reserves, during the year ended December 31, 2019 and 2020 is as follows:

	Balance at	Amounts	Settlements	Balance at
	December 31,	Recognized	Upon	December 31,
	2018	Upon Delivery	Adjudication	2019
Accounts receivable, gross	$7,882,602	$19,001,873	$(10,030,090)	$16,854,385
Reserve for contractual discounts	(2,177,475)	(12,098,297)	10,449,272	(3,826,500)
Reserve for aged non-patient receivables	(565,948)	(287,832)	(646,247)	(1,500,027)
Reserve for estimated patient receivables	(15,477)	(111,572)	121,974	(5,075)
Reserve for other payer-specific sales allowances	(3,549,377)	(975,606)	(3,470,722)	(7,995,705)
Accounts receivable, net	$1,574,325	$5,528,566	$(3,575,813)	$3,527,078

	Balance at	Amounts	Settlements	Balance at
	December 31,	Recognized	Upon	December 31,
	2019	Upon Delivery	Adjudication	2020
Accounts receivable, gross	$16,854,385	$73,644,766	$(49,474,977)	$41,024,174
Reserve for contractual discounts	(3,826,500)	(44,778,868)	24,976,851	(23,628,517)
Reserve for aged non-patient receivables	(1,500,027)	(2,507,660)	3,958,481	(49,206)
Reserve for estimated patient receivables	(5,075)	(61,118)	61,068	(5,125)
Reserve for other payer-specific sales allowances	(7,995,705)	1,164,278	3,635,012	(3,196,415)
Accounts receivable, net	$3,527,078	$27,461,398	$(16,843,565)	$14,144,911

At December 31, 2019 and 2020, unbilled accounts receivables totaled approximately $29,000 and $4.5 million, respectively.

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

The Company's third-party payers that represent more than 10% of total net revenues in any period presented, as well as their related net revenue amount as a percentage of total net revenues, during the years ended December 31, 2019 and 2020 were as follows:

	For the year ended December 31,
	2019	2020
Medicare and Medicare Advantage/CARES Act	38%	51%
Blue Cross Blue Shield	21%	20%

The Company's third-party payers that represent more than 10% of total net accounts receivable, and their related net accounts receivable balance as a percentage of total net accounts receivable, as of December 31, 2019 and 2020 were as follows:

	For the year ended December 31,
	2019	2020
Medicare and Medicare Advantage/CARES Act	17%	35%
Blue Cross Blue Shield	26%	24%
United Healthcare	12%	6%

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the average cost method. The two primary components of inventory balances are raw materials and subassemblies.  Subassemblies are in process raw materials used in our laboratory operations. The Company records adjustments to its inventory for estimated obsolescence or diminution in net realizable value equal to the difference between the cost of the inventory and the estimated net realizable value. At the point of loss recognition, a new cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In addition, the Company records a liability for firm, non-cancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of the Company’s future demand forecasts consistent with its valuation of excess and obsolete inventory.

Fixed Assets

Fixed assets consist of machinery and equipment, furniture and fixtures, computer equipment and software, leasehold improvements, financed equipment and construction in-process. Fixed assets are stated at cost less accumulated depreciation and amortization. Additions, improvements, and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the life of the lease or the asset, whichever is shorter. Depreciation and amortization expense for the years ended December 31, 2019 and 2020 was approximately $932,000 and $1,085,000, respectively.

Upon sale or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation or amortization with any gain or loss recorded to the statement of operations and comprehensive loss.

Fixed assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in the estimates of future cash flows to determine recoverability of these assets. If the assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss. There had been no impairment losses recorded in 2019 and 2020.

Stock-based Compensation

The Company measures and recognizes compensation expense for all stock-based awards made to employees and directors based on their grant date fair values. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes option pricing model, while the fair value of restricted stock unit awards, or RSUs, is determined by the Company’s stock price on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. In addition, the Company estimates forfeitures at the time of grant and revises these estimates in subsequent periods if actual forfeitures differ from those estimates (see Note 9).

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

Research and Development

Research and development costs are expensed as incurred. The amounts expensed in the years ended December 31, 2019 and 2020 were approximately $4,697,000 and $5,220,000, respectively, which includes salaries of research and development personnel.

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

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year operating loss, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of December 31, 2019 and 2020, and therefore has not recognized any income tax benefit or expense in the periods presented.

A tax benefit from uncertain tax positions may be recognized by the Company when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties for income taxes on the balance sheets at December 31, 2019 and 2020, and the Company has not recognized interest and/or penalties in the statements of operations and comprehensive loss for the years ended December 31, 2019 and 2020.

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

In June 2016, the FASB issued ASU 2016-13, “Credit Losses (Topic 326).” ASU 2016-13 requires that financial assets measured at amortized cost, such as trade receivables and investments, be represented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial asset. The new guidance requires enhanced disclosures related to trade receivables and associated credit losses. In May 2019, the FASB issued ASU No. 2019-05, “Financial Instruments—Credit Losses (Topic 326) Targeted Transition Relief,” which allows for a transition election on certain instruments. The guidance is effective for Small Reporting Companies for fiscal years beginning after December 15, 2022 and interim periods in those fiscal years. In November 2019, the FASB issued ASU No. 2019-11 which amends certain aspects of ASU No. 2016-13, including transition relief for trouble debt restructuring, among other topics. The Company is currently evaluating the impact of this pronouncement on its financial statements.

4. Sales of Equity Securities

On January 18, 2019, the Company completed an offering of 99,000 shares of the Company’s common stock. The shares were sold at a purchase price of $22.50 per share and the net proceeds to the Company from this offering were approximately $2.0 million, after deducting expenses related to the offering including dealer-manager fees and expenses.

On February 12, 2019, the Company received net cash proceeds of approximately $6.6 million as a result of the closing of a follow-on public offering of 625,000 shares of its common stock and warrants to purchase up to an aggregate of 625,000 shares of its common stock at a combined offering price of $12.00 per unit. All warrants sold in this offering have an exercise price of $12.00 per share, are exercisable immediately and expire five years from the date of issuance. In addition, the Company sold warrants to purchase up to an aggregate of 93,750 shares of the Company’s common stock in connection with the partial exercise of the over-allotment option granted to the underwriters. Upon closing of the transaction, warrants to purchase 91,500 shares were issued pursuant to the placement agents’ partial exercise of their overallotment. Subsequent to the closing of this offering, no additional cash proceeds have been received from the exercise of warrants sold in this offering.  On March 11, 2019, the underwriters exercised their overallotment option for 53,887 shares of the Company’s common stock related to the February 12, 2019 follow-on offering, purchasing shares at $12.00 per share for net cash proceeds of approximately $592,000.

On March 19, 2019, the Company received net cash proceeds of approximately $7.6 million as a result of completing a registered direct offering of 595,000 shares at a negotiated purchase price of $13.70 per share. In addition, in a concurrent private placement, the Company issued to purchasers a warrant to purchase one share of the Company’s common stock for each share purchased for cash in the offering.  All warrants issued in this offering have an exercise price of $12.50 per share, are exercisable immediately upon issuance and expire 5.5 years following the date of issuance.

In May 2019, the Company received cash proceeds of approximately $2.5 million from the exercise of 208,647 February 2019 warrants at $12.00 per share.

On May 28, 2019, the Company entered into Warrant Exercise Agreements, or the Exercise Agreements, with certain of the holders of its existing warrants, or the Exercising Holders. Pursuant to the Exercise Agreements, the Exercising Holders and the Company agreed that, subject to any applicable beneficial ownership limitations, the Exercising Holders would cash exercise up to 20% of their Existing Warrants, or the Investor Warrants, into shares of common stock underlying such Existing Warrants, or the Exercised Shares. In order to induce the Exercising Holders to cash exercise the Investor Warrants, the Exercise Agreements provided for the issuance of new warrants, or the New Warrants, with such New Warrants to be issued in an amount equal to 75% of the number of Exercised Shares underlying any Investor Warrants that was cash exercised by July 15, 2019. The New Warrants were exercisable upon issuance and terminate on the date that is five-years and six-months following the initial exercise date. The New Warrants have an exercise price per share of $13.10.  A total of 206,296 Investor Warrants were exercised contemporaneously with the execution of the Exercise Agreements resulting in total proceeds to the Company of $2.3 million, net of investment banking fees. The warrants issued in connection with the Exercise Agreement were considered inducement warrants and are classified in equity. The fair value of the warrants issued was approximately $1.8 million and the fair value of the inducement warrants was expensed as warrant inducement expense in the accompanying statement of operations for the year ended December 31, 2019.

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

In December 2019, the Company received net cash proceeds from an underwritten offering of approximately $8.9 million from the issuance of 1,920,000 shares of common stock, pre-funded warrants to purchase 540,000 shares of common stock, and warrants to purchase an aggregate of 2,460,000 shares of common stock.  Each share was sold together with a common warrant to purchase one share of common stock at a combined price of $4.05 per share of common stock and accompanying warrant. Each pre-funded warrant was sold together with a common warrant to purchase one share of common stock at a combined price of $3.95 per pre-funded warrant and accompanying warrant.  Each prefunded warrant had an exercise price of $0.10 per share and was exercisable immediately upon issuance and expired when exercised in full.  In addition, underwriters were granted an option to purchase up to an additional 369,000 shares of common stock and/or common warrants.  Common warrants issued in this offering have an exercise price of $4.05 per share, are exercisable immediately upon issuance and expire 5 years following the date of issuance. In addition, the common warrants have a cashless exercise provision, pursuant to which holders can exercise the warrant without cash payment for 50% of the number of shares of common stock that would issuable upon exercise of the common warrant if such exercise were by means of a cash exercise rather than a cashless exercise.  Pursuant to the cashless exercise provision in the common warrants, 1.4 million common warrants were exercised for 712,250 shares of common stock as of December 31, 2019.

In January 2020, the Company issued an aggregate of 692,725 shares of its common stock pursuant to the exercise of certain warrants issued by the Company in February 2019 and March 2019, as part of a warrant repricing and exchange transaction. As part of the warrant repricing and exchange transaction, the Company issued an aggregate of 692,725 new warrants in exchange for the exercise of the February 2019 and March 2019 warrants and received net proceeds of approximately $2.3 million. As a result of the warrant repricing, the exercise price of warrants to purchase an aggregate of 89,657 shares of common stock issued by the Company in January 2018 was adjusted from $4.05 to $3.495 per share. In January 2020, the Company issued 192,750 shares of common stock pursuant to the partial exercise of the underwriters’ overallotment option from the Company’s December 2019 public offering. The net proceeds to the Company from the overallotment closing, was approximately $700,000. The warrants issued in connection with the warrant repricing and exchange transaction were considered inducement warrants and are classified in equity. In addition, the modification expense associated with the change in fair value due to the repricing of February and March 2019 warrants is recorded as inducement expense, which was approximately $191,000. The fair value of the warrants issued was approximately $1.9 million. The fair value of the inducement warrants and warrant modification of $2.1 million was expensed as warrant inducement expense in the accompanying statement of operations for the year ended December 31, 2020.

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

5. Fair Value Measurements

The estimated nonrecurring fair value measurements associated with fixed asset purchases recorded as right-of-use asset finance lease obligations totaling approximately $1,428,000 during the year ended December 31, 2020, were calculated as the present value of the lease payments based on contractual payment amounts and estimated market rates.  Upon adoption of guidance in ASC Topic 842 Leases, the estimated fair value of the right-of-use operating lease asset was recorded based on the present value of future lease payments based on contractual payment amounts and estimated market rates in effect.

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

As of the closing of the Company’s May 30, 2019 warrant inducement transaction, the estimated grant date fair value of approximately $11.80 per share associated with the warrants to purchase up to 154,722 shares of common stock issued in this offering, or a total of approximately $1.8 million, was recorded as a warrant inducement expense with an offset to additional paid-in capital. All warrants issued in this warrant inducement transaction have an exercise price of $13.10 per share, are exercisable immediately and expire 5.5 years from the date of issuance. The fair value of the warrants was estimated using a Black-Scholes model with the following assumptions:

Beginning stock price	$12.90
Exercise price	$13.10
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	2.05%
Expected life (in years)	5.50
Expected volatility	145.9%

As of the closing of the Company’s December 11, 2019 offering, the grant date fair value of the warrants issued to purchase up to 2,652,750 shares of common stock were estimated to be approximately $2.40 per share, or a total of approximately $6.4 million, was recorded as an offset to additional paid-in capital on a relative fair value basis. The warrants sold in this offering are exercisable immediately, have an exercise price of $4.05 per share and expire five years from the date of issuance. The fair value of the warrants was estimated using a Black-Scholes model, incorporating the following assumptions:

Beginning stock price	$2.70
Exercise price	$4.05
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.64%

Expected life (in years)	5.00
Expected volatility	153.7%

Also, included in the December 11, 2019 offering the Company issued 540,000 pre-funded warrants.  The pre-funded warrants had an intrinsic value of $1.4 million, were subsequently fully exercised and are no longer outstanding as of December 31, 2019.

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

6. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	December 31,
	2019	2020
Inventories
Raw materials	$630,548	$1,235,620
Subassemblies	130,898	691,126
Finished goods	6,540	2,878
	$767,986	$1,929,624
Fixed Assets
Machinery and equipment	$2,857,538	$2,974,320
Furniture and office equipment	156,987	156,987
Computer equipment and software	1,552,891	2,428,211
Leasehold improvements	570,173	570,173
Construction in process	625,038	761,221
	5,762,627	6,890,912
Less accumulated depreciation and amortization	(4,258,297)	(4,573,296)
Total fixed assets, net	$1,504,330	$2,317,616
Accrued Liabilities
Accrued payroll	$298,855	$452,118
Accrued vacation	622,792	868,557
Accrued bonuses	748,742	1,022,421
Accrued sales commissions	89,562	456,526
Accrued other	220,253	366,047
Total accrued liabilities	$1,980,204	$3,165,669

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

Finance Leases

The Company leases certain laboratory equipment under arrangements previously accounted for as capital leases, classified on the Company’s balance sheet as fixed assets and related lease liabilities and depreciated on a straight-line basis over the lease term. Upon adoption of ASC 842, leased equipment previously classified as fixed assets totaling $1.4 million in net book value were reclassified to lease right-of-use assets in accordance with the guidance.  The equipment under finance leases is depreciated on a straight-line basis over periods ranging from 5 to 7 years. The total gross value of equipment capitalized under such lease financing arrangements was approximately $3,125,000 and $4,639,000 at December 31, 2019 and 2020, respectively. Total accumulated depreciation related to equipment under finance leases was approximately

$1,606,000 and $2,302,000 at December 31, 2019 and 2020, respectively, and total depreciation expense was approximately $454,000 and $696,000, at December 31, 2019 and 2020, respectively. Fixed asset purchases totaling approximately $632,000 and $1,428,000 during the years ended December 31, 2019 and 2020, respectively, were recorded as finance leases.

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

In October 2020 the Company entered into finance leases for a capitalized amount of $192,000 for laboratory equipment. Under the terms of the equipment financing agreement, which was accounted for as a finance lease transaction, the principal balance plus interest for the equipment are to be repaid in full after 48 monthly installments of $5,382 totaling approximately $258,000 through October 2024.

In November 2020 the Company entered into finance leases for a capitalized amount of $73,000 for laboratory equipment. Under the terms of the equipment financing agreement, which was accounted for as a finance lease transaction, the principal balance plus interest for the equipment are to be repaid in full after 60 monthly installments of $1,394 totaling approximately $84,000 through November 2025.

In December 2020 the Company entered into finance leases for a capitalized amount of $91,000 for laboratory equipment. Under the terms of the equipment financing agreement, which was accounted for as a finance lease transaction, the principal balance plus interest for the equipment are to be repaid in full after 36 monthly installments of $3,002 totaling approximately $108,000 through December 2023.

Operating Lease

The Company leases its primary laboratory and office facilities in San Diego, California.  In accordance with the ASC 842 guidance, the facility lease is classified as an operating lease.  From its inception until December 2020, the Company’s primary facilities were located at 5810 Nancy Ridge Road in San Diego, California (Nancy Ridge Facility). The average monthly cash payment related to the Company’s Nancy Ridge Facility operating lease was approximately $120,000 per month, and the lease term expired on July 31, 2020, but was extended as stated below.  The Company recorded a lease right-of-use asset and lease liability related to this lease of $1,930,000 and $2,201,000, respectively, as of January 1, 2019, based on the present value of payments and an incremental borrowing rate of 4.5%.

On June 5, 2020, the Company entered into a fifth amendment (the “Amendment”) to its lease agreement, dated March 31, 2004, relating to the Nancy Ridge Facility.  Pursuant to the Amendment, the expiration date of the Lease was extended from July 31, 2020 to November 30, 2020.  The monthly base rent during the extended term was the then current monthly rate paid by the Company.  The Company agreed to pay additional rent and all other charges as set forth in the Lease through the expiration date.  Pursuant to the extension of the expiration date of the lease, the Company recorded an additional lease right-of-use asset and lease liability of $482,000. In order to allow the Company adequate time to move its operations to its new facility, the Company entered into an additional extension related to the facility extending the lease until December 11, 2020 at the prorated amount of the current rent.

On June 1, 2020, the Company entered into a lease for a 39,000 square foot headquarters, manufacturing and laboratory facility at 9955 Mesa Rim Road in San Diego, California. The lease commenced on December 1, 2020 and is for a term of 127 months from the commencement date.  The lease includes a rent abatement period of seven months, from January 2021 through July of 2021, during which period the Company is exempted from paying the amount of base rent of $111,000. In addition, the landlord agreed to pay for certain preapproved leasehold improvement costs through a one-time leasehold improvement allowance of approximately $1,586,000, and an additional leasehold improvement allowance of approximately $1,586,000. The amount of additional leasehold improvement allowance of approximately $1,586,000 is to be paid back to the landlord during the term of the lease by the Company, amortized at an agreed upon annual rate of 7% as an additional rent payment of approximately $18,000 per month. The average monthly cash payment including payment for the additional leasehold improvement allowance for the lease is approximately $140,000 per month with initial monthly lease payments at $128,000 per month.  The Company recorded a lease right-of-use asset and lease liability of $9,776,000 and $9,805,000, respectively, as of December 31, 2020, based on the present value of payments and an incremental borrowing rate of 12%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.  In addition, the Company recorded $1,631,000 in other current assets related to reimbursable leasehold improvement costs incurred as of December 31, 2020.

In addition, the Company reviews agreements at inception to determine if they include a lease, and when they do, uses its incremental borrowing rate or implicit interest rate to determine the present value of the future lease payments.

The following schedule sets forth the components of right-of-use lease assets as of December 31, 2019 and 2020 as follows:

	December 31,	December 31,
	2019	2020
Lease right-of-use assets:
Operating	$729,330	$9,776,349
Finance	1,606,387	2,337,709
Total	$2,335,717	$12,114,058

The following schedule sets forth the current portion of operating and finance lease liabilities as of December 31, 2019 and 2020:

	December 31,	December 31,
	2019	2020
Current portion of lease liability:
Operating	$842,452	$—
Finance	724,329	963,726
Total	$1,566,781	$963,726

The following schedule sets forth the long-term portion of operating and finance lease liabilities as of December 31, 2019 and 2020:

	December 31,	December 31,
	2019	2020
Long-term portion of lease liability:
Operating	$—	$9,805,361
Finance	973,189	1,459,550
Total	$973,189	$11,264,911

The following schedule represents the components of lease expense for the years ended December 31, 2019 and 2020:

	For the years ended December 31,
	2019	2020
Lease cost
Finance lease cost
Amortization of right-of-use assets	$470,486	$694,249
Interest on lease liabilities	249,984	227,517
Operating lease cost	1,272,024	1,411,958
Total	$1,992,494	$2,333,724

The following schedule sets forth the remaining future minimum lease payments outstanding under finance and operating leases, as well as corresponding remaining sales tax and maintenance obligation payments that are expensed as incurred and due within each respective year ending December 31, as well as the present value of the total amount of the remaining minimum lease payments, as of December 31, 2020:

	Finance		Operating
	Minimum	Maintenance and	Minimum
	Lease	Sales Tax Obligation	Lease
	Payments	Payments	Payments
2021	$1,026,710	$104,011	$788,446
2022	765,006	81,741	1,586,210
2023	626,131	66,230	1,629,025
2024	341,425	46,281	1,671,841
Thereafter	88,402	6,809	11,995,433
Total payments	2,847,674	305,072	17,670,955
Less amount representing interest	(424,398)	—	(7,865,594)
Present value of payments	$2,423,276	$305,072	$9,805,361

The following schedule sets forth supplemental cash flow information related to operating and finance leases as of December 31, 2019 and 2020:

	For the years ended December 31,
	2019	2020
Other information
Operating cash flows from finance leases	$249,984	$227,517
Operating cash flows from operating leases	$1,430,366	$1,511,907
Financing cash flows from finance leases	$539,415	$702,588

The aggregate weighted average remaining lease term was 3.20 years on finance leases and 10.42 years on operating leases as of December 31, 2020.  The aggregate weighted average discount rate was 16.3% on finance leases and 12.0% on operating leases as of December 31, 2020.

8. Supplier Financings

In 2019 and 2020, the Company obtained third-party financing for certain business insurance premiums. The 2019 and 2020 financings bore interest at rates ranging from 3.70% to 4.40% per annum, and all financings were due within one year.  As of December 31, 2019 and 2020 there were no balances outstanding under this arrangement.

9. Stock-Based Compensation

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

At the Company’s annual meeting of stockholders held on June 5, 2020, the Company’s stockholders approved amendments to the 2013 Plan, which included an increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 730,000 shares. In December 2020, the Company’s board of directors approved an increase of 750,000 shares in the inducement shares of common stock authorized for issuance under the 2013 Plan. As of December 31, 2020, 762,421 shares of the Company’s common stock were authorized exclusively for the issuance of stock awards to employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules.

As of December 31, 2020, under all plans, a total of 1,036,409 non-inducement shares were authorized for issuance, 988,101 shares had been issued with 993,172 non-inducement stock options and restricted stock units, or RSUs, underlying outstanding awards, and 32,220 non-inducement shares were available for grant. As of December 31, 2020, 761,836 inducement shares were authorized for issuance, 94,872 inducement shares had been issued under the 2013 Plan, with 85,532 inducement stock options and RSUs underlying outstanding awards and 676,220 inducement shares available for grant.

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

The assumptions used in the Black-Scholes pricing model for options granted during the years ended December 31, 2019 and 2020 are as follows:

	2019	2020
Stock and exercise prices	$2.90 - $10.30	$2.70 - $7.10
Expected dividend yield	0.00%	0.00%
Discount rate-bond equivalent yield	1.58% - 2.55%	0.34% - 1.37%
Expected life (in years)	4.00 - 5.96	5.00 - 5.96
Expected volatility	128% - 156%	146% - 171%

Using the assumptions described above, with stock and exercise prices being equal on date of grant, the weighted-average estimated fair value of options granted in 2019 and 2020 were approximately $9.10 and $4.31 per share, respectively.

A summary of stock option activity for the years ended December 31, 2019 and 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2018	19,560	$414.10	9.20
Granted	267,899	$9.10
Exercised	—	—
Cancelled/forfeited/expired	(14,041)	$37.00
Outstanding at December 31, 2019	273,418	$36.14	9.25
Granted	858,523	$4.51
Exercised	—	—
Cancelled/forfeited/expired	(53,237)	$22.26
Outstanding at December 31, 2020	1,078,704	$11.64	9.36
Vested and unvested expected to vest, December 31, 2020	1,059,534	$11.76	9.35

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest at December 31, 2019 and 2020 were $0 and $4,714, respectively.

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

A summary of RSU activity during 2019 and 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	36	$4,158
Granted	—	$—
Vested and issued	—	$—
Forfeited	—	$—
Outstanding at December 31, 2019	36	$4,158
Granted	—	$—
Vested and issued	—	$—
Forfeited	—	$—
Outstanding at December 31, 2020	36	$4,158
Vested, December 31, 2020	36	$4,158

At December 31, 2020, the intrinsic values of RSUs outstanding was approximately $160. Of the 36 RSUs outstanding at December 31, 2020, all were fully vested.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the statement of operations during the periods presented:

	Years Ended December 31,
	2019	2020
Stock Options
Cost of revenues	$77,495	$159,710
Research and development expenses	127,844	116,431
General and administrative expenses	517,324	547,712
Sales and marketing expenses	146,916	117,131
Total stock-based compensation	$869,579	$940,984

As of December 31, 2020, total unrecognized share-based compensation expense related to unvested stock options and RSUs, adjusted for estimated forfeitures, was approximately $4,476,000, and such amount is expected to be recognized over a weighted-average period of approximately 2.74 years.

10. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity, for warrants other than those underlying unexercised overallotment option warrants, during 2019 and 2020 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2018	469,492	$85.50	4.4
Issued	4,118,972	$7.00
Exercised	(1,839,593)	$12.00
Expired	(447)	$9,530.00
Outstanding at December 31, 2019	2,748,424	$18.58	4.6
Issued	885,475	$3.62
Exercised	(2,634,799)	$6.74
Expired	(1,933)	$1,404.00
Outstanding at December 31, 2020	997,167	$35.48	3.3

All warrants outstanding at December 31, 2019 and 2020 are exercisable.

Warrants issued in the February 2019 financing transaction have an expiration date of February 12, 2024, warrants issued in the March 2019 transaction have an expiration date of September 19, 2024, warrants issued in the May 2019 inducement offering have an expiration date of December 2, 2024, warrants issued in the December 2019 have an expiration date of December 11, 2024, and warrants issued in the January 2020 inducement offering have an expiration date of July 10, 2025.

The intrinsic value of equity-classified common stock warrants outstanding at December 31, 2019 and 2020 was $0 and $243,000, respectively.

11. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the years ended December 31, 2019 and 2020, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the years ended
	December 31,
	2019	2020
Common warrants outstanding	2,748,424	997,167
RSUs outstanding	36	36
Convertible preferred stock outstanding (number of common stock equivalents)	47,139	46,675
Common options outstanding	273,418	1,078,704
Total anti-dilutive common share equivalents	3,069,017	2,122,582

During the course of the preparation of the December 31, 2020 financial statements the Company noted a clerical error related to the presentation of the three months and nine months ended September 30, 2020 weighted average shares outstanding such that the three months and nine months ended September 30, 2020 weighted average shares outstanding were transposed, resulting in an error in the per share calculation for the three months and nine months ended September 30, 2020.

The impact of the error is presented in the table below:

	For the three months ended		For the nine months ended
	September 30, 2020		September 30, 2020
	As reported	Corrected	As reported	Corrected
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss attributable to common shareholders	(4,878,334)	(4,878,334)	(19,711,749)	(19,711,749)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	11,324,289	13,333,427	13,333,427	11,324,289
Diluted	11,324,289	13,333,427	13,333,427	11,324,289
Net loss per common share:
Basic	$(0.43)	$(0.37)	$(1.48)	$(1.74)
Diluted	$(0.43)	$(0.37)	$(1.48)	$(1.74)

The Company evaluated the error and determined that it was immaterial to the Company's financial statements for the three and nine months ended September 30, 2020. The Company will make the correction to the financial statements for the three and nine months ended September 30, 2020, upon filing the Form 10-Q for the third quarter of 2021.

12. 401(k) Plan

The Company sponsors a 401(k) savings plan for all eligible employees. The Company may make discretionary matching contributions to the plan to be allocated to employee accounts based upon employee deferrals and compensation. During the years ended December 31, 2019 and 2020, the Company made $228,000 and approximately $250,000, respectively, in matching contributions into the savings plan.

13. Income Taxes

 For the years ended December 31, 2019 and 2020, the provision for income taxes was calculated as follows:

For the years ended December 31,
	2019	2020
Current:
Federal	$—	$—
State	—	—
Total	—	—
Deferred
Federal	—	—
State	—	—
Total	—	—
Provision for income tax	$—	$—

The following table reconciles income taxes computed at the federal statutory rate and the Company’s provision for income taxes:

	For the years ended December 31,
	2019	2020
Income tax at statutory rate	$(5,278,232)	$(3,738,797)
Change in federal tax rate	—	—
State liability	(764,997)	(939,936)
Permanent items	103,617	100,728
Stock compensation	174,128	94,489
Warrant inducement	384,534	441,443
Expiration of net operating losses	35,487	912,357
Research and development credit	(359,765)	(370,350)
State rate change	388	(164,229)
Estimated section 382 limitation	325,046	183
Return to provision	(4,296)	6,845
Other	(83,353)	(875,362)
Valuation allowance	5,467,443	4,532,629
Provision for income tax	$—	$—

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax assets consisted primarily of the income tax benefits from estimated net operating loss carryforwards, deferred rent, and estimated research and development credits. Valuation allowances have been recorded to fully offset deferred tax assets at December 31, 2019 and 2020, as it is more likely than not that the assets will not be utilized.

At December 31, 2020, the Company had estimated federal net operating loss carryforwards of approximately $75.4 million  with $61.5 million net operating losses generated in tax years beginning after December 31, 2017 carrying forward indefinitely and may generally be used to offset up to 80% of future taxable income, and total estimated federal net operating loss carryforwards of approximately $13.9 million which will begin to expire in 2021. The Company has additional state net operating losses of $44.2 million with $3.8 million net operating losses generated after December 31, 2017 carrying forward indefinitely and may generally be used to offset up to 80% of future taxable income. The remaining estimated net operating loss carryforwards of approximately $40.4 million will begin to expire in 2020. Additionally, at December 31, 2020, the Company had estimated research and development tax credits of approximately $577,000 and $3.9 million for federal and California purposes, respectively. The federal research and development tax credits will begin to expire in 2021. The California research and development tax credits do not expire.

For the years ended December 31, 2019 and 2020, the Company has evaluated the various tax positions reflected in its income tax returns for both federal and state jurisdictions, to determine if the Company has any uncertain tax positions on the historical tax returns. The Company recognizes the impact of an uncertain tax position on an income tax return at the largest amount that the relevant taxing authority is more-likely-than not to sustain upon audit. The Company does not recognize uncertain income tax positions if they have less than 50 percent likelihood of being sustained. Based on this assessment, the Company believes there are no tax positions for which a liability for unrecognized tax benefits should be recorded as of December 31, 2019 or 2020. The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending on or before December 31, 2015, and state and local income tax examinations for tax periods ending on or before December 31, 2014. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward and make adjustments up to the amount of the net operating loss carryforward amount. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate. The Company is currently not under examination by any taxing authorities and does not believe its unrecognized tax benefits will significantly change in the next twelve months.

The tax effects of carryforwards and other temporary differences that give rise to deferred tax assets consist of the following:

	For the year ended December 31,
	2019	2020
Estimated net operating loss carryforward	$13,118,923	$18,672,696
Estimated research and development credits	3,318,475	3,688,825
Accruals and other	3,246,125	1,824,076
Operating lease liability	205,542	2,394,201
Fixed assets	460,218	659,656
Stock based compensation	829,801	860,310
	21,179,084	28,099,764

Right-of-use asset	(569,870)	(2,957,921)
Gross deferred tax liabilities	(569,870)	(2,957,921)

Less valuation allowance	(20,609,214)	(25,141,843)
Net deferred tax assets	$—	$—

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

Upon the occurrence of an ownership change under Sections 382 and 383 of the Code as outlined above, utilization of the estimated net operating loss and research and development credit carryforwards are subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, which could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the estimated net operating loss or research and development tax credit carryforwards before utilization. The Company has not yet completed an analysis to determine whether an ownership change has occurred, however, the Company believes multiple ownership changes have likely occurred. As a result, the Company has estimated that the use of its net operating loss carryforwards is limited and has disclosed in the table above only the amounts it estimates could be used in the future, which remain fully offset by a valuation allowance to reduce the net asset to zero.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act).  The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19.  While the CARES Act provides sweeping  tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act.  The Company has concluded that the CARES Act did not have a material impact on its financial position, results of operations, or cash flows.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act which extended many of the benefits of the CARES Act that were scheduled to expire. The Company evaluated the impact of the Consolidated Appropriations Act on its consolidated financial statements and related disclosures, and concluded that the impact is immaterial.

14. Related Party Transactions

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received payments totaling approximately $26,000 and $36,000 during the years ended December 31, 2019 and 2020, respectively, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement.  On December 11, 2019, the Company entered into a First Amendment to Assignment and Exclusive Cross-License Agreement with Aegea pursuant to which the Company obtained a royalty bearing license for a certain patent.  The Company agreed to pay Aegea, effective January 1, 2019, a royalty of 10% on Biocept’s sale of research use only, or RUO, and import research use only reagents and kits in the field of oncology, where the sample types are tissue, whole blood, bone marrow, cerebrospinal fluid or derivatives of any of the foregoing.  As of December 31, 2019 and 2020, the Company has accrued approximately $5,000 and $2,900 for royalty expenses, respectively, related to this arrangement.  On June 3, 2020, the Company entered into a development agreement with Aegea focused on the co-development by Biocept and Aegea of a highly sensitive PCR-based assay designed by Aegea for detecting the COVID-19 virus.  Pursuant to the agreement, the Company receives compensation for development services performed based on time and materials expended.  During the year ended December 31, 2020, the Company recorded revenues of approximately $239,000 and had approximately $132,000 accounts receivable due from Aegea as of December 31, 2020, related to this agreement.

15. Commitments and Contingencies

Purchase Commitment

In February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1,062,500 with a vendor to purchase certain inventory items, payable in minimum quarterly amounts of $62,500 through May 2020. At December 31, 2019 and 2020, approximately $91,000 and $0 remained outstanding under this purchase commitment, respectively.

Financed Equipment Maintenance and Sales Tax Obligations

During the years ended December 31, 2019 and 2020, total expense recorded in the Company’s statement of operations and comprehensive loss for sales tax and maintenance obligations associated with finance lease arrangements was approximately $122,000 and $129,000, respectively. At December 31, 2019 and 2020, approximately $73,000 and $77,000 of such sales tax and maintenance obligations incurred but not paid were recorded in accrued other liabilities in the Company’s balance sheet (see Note 6). Future payments totaling $305,072 for sales tax and maintenance obligations associated with financed equipment were due under equipment financing arrangements as of December 31, 2020, which will be expensed as incurred (see Note 7).

Legal Proceedings

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any legal proceedings or aware of any threatened legal proceedings which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

16. Subsequent Events

On June 1, 2020, the Company entered into a lease for a 39,000 square foot headquarters, manufacturing and laboratory facility at 9955 Mesa Rim Road in San Diego, California. The lease commenced on December 1, 2020 and is for a term of 127 months from the commencement date.  The lease includes a rent abatement period of seven months, from January 2021 through July of 2021, during which period the Company is exempted from paying the amount of base rent of $111,000.  In addition, the lease stipulates an additional two months of lease abatement period in the event that the property is sold within the first six months of the initial lease period. In March 2021, the Company was notified that the original landlord has sold the building, hence the Company anticipates being eligible for an additional two months of rent abatement period.

In February 2021, the Company entered into a supply agreement with Aegea Biotechnologies, Inc. for a new PCR-based COVID-19 assay kit designed by Aegea and co-developed by Aegea and the Company.  Under the agreement, Aegea will supply the COVID-19 assay kit to the Company for validation in its CLIA-certified, CAP-accredited high-complexity molecular lab and subsequent commercialization of a laboratory developed test (LDT).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2020, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of such period.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the sections entitled “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2021 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

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

Not required.

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

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 4, 2020).
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, and 3.7.
4.2	Specimen Common Stock certificate of Biocept, Inc. (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 28, 2017).
4.3	Description of Common Stock (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 27, 2020).
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

Exhibit No.	Description of Exhibit
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

10.13

Fifth Amendment to Lease, between the Registrant and ARE-SD Region No. 18, LLC, dated as of June 5, 2020 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020).

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

10.18+

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

10.20

Form of Securities Purchase Agreement by and between the Registrant and the purchasers party thereto, dated January 18, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 18, 2019).

10.201

Placement Agency Agreement by and among the Registrant and Maxim Group LLC and Dawson James Securities, Inc., dated January 18, 2019 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 18, 2019).

Exhibit No.	Description of Exhibit
10.22	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 18, 2019).
10.23

Form of Warrant Exercise Agreement, dated May 28, 2019, by and between the Registrant and certain holders of warrants to purchase shares of the Registrant’s common stock (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 29, 2019).

10.24

Form of Amendment to Warrant Exercise Agreement, dated July 15, 2019, by and between the Registrant and certain holders of warrants to purchase shares of the Registrant’s common stock (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 18, 2019).

10.25+

Amended and Restated 2013 Equity Incentive Plan, as amended, Form of Stock Option Grant Notice, Option Agreement, Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use thereunder (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 10, 2020).

10.26

Form of Securities Purchase Agreement by and between the Registrant and the purchasers party thereto, dated March 2, 2020 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 3, 2020).

10.27

Placement Agency Agreement by and between the Registrant and Maxim Group LLC, dated March 2, 2020 (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 3, 2020).

10.28

Form of Securities Purchase Agreement by and between the Registrant and the purchasers party thereto, dated March 4, 2020 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 5, 2020).

10.29

Placement Agency Agreement by and between the Registrant and Maxim Group LLC, dated March 4, 2020 (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 5, 2020).

10.30

Form of Securities Purchase Agreement by and between the Registrant and the purchasers party thereto, dated April 14, 2020 (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 15, 2020).

10.31

Placement Agency Agreement by and between the Registrant and Maxim Group LLC, dated April 14, 2020 (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 15, 2020).

10.32+

First Amendment to Employment Agreement between the Registrant and Michael Terry, dated September 11, 2018 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020).

10.33+

Employment Agreement between Registrant and Cory Dunn, dated February 1, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020).

10.34

Lease Agreement, dated June 1, 2020, by and between Registrant and 9955 Mesa Rim A DE LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020).

10.35+

Employment Agreement between the Registrant and Michael C. Dugan, M.D., dated August 10, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 2020).

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

BIOCEPT, INC.

Date: March 31, 2021	By:	/s/ Michael W. Nall
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

Signature	Title	Date

/s/ Michael W. Nall	Chief Executive Officer, President and Director	March 31, 2021
Michael W. Nall	(Principal Executive Officer)

/s/ Timothy C. Kennedy	Chief Financial Officer, Chief Operating Officer	March 31, 2021
Timothy C. Kennedy	(Principal Financial Officer and Principal Accounting Officer)

/s/ M. Faye Wilson	Interim Chairwoman and Director	March 31, 2021
M. Faye Wilson

/s/ Marsha A. Chandler	Director	March 31, 2021
Marsha A. Chandler

/s/ Bruce E. Gerhardt	Director	March 31, 2021
Bruce E. Gerhardt

/s/ David F. Hale	Director	March 31, 2021
David F. Hale

/s/ Samuel D. Riccitelli	Director	March 31, 2021
Samuel D. Riccitelli

/s/ Ivor Royston	Director	March 31, 2021
Ivor Royston