Form 10-Q
period 2021-03-31
BIOCEPT INC
filed 2021-05-12
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, there were 13,402,562 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2021

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	March 31,
	2020	2021
		(unaudited)
Current assets:
Cash	$14,367,942	$14,197,547
Accounts receivable, net	14,144,911	17,143,572
Inventories, net	1,929,624	3,258,594
Prepaid expenses and other current assets	2,151,527	697,724
Total current assets	32,594,004	35,297,437
Fixed assets, net	2,317,616	2,095,704
Lease right-of-use assets - operating	9,776,349	9,407,468
Lease right-of-use assets - finance	2,337,709	3,059,458
Other non-current assets	425,908	438,776
Total assets	$47,451,586	$50,298,843
Current liabilities:
Accounts payable	$8,364,858	$7,295,875
Accrued liabilities	3,165,669	3,437,575
Current portion of lease liabilities - finance	963,726	1,179,557
Total current liabilities	12,494,253	11,913,007
Non-current portion of lease liabilities - operating	9,805,361	9,798,146
Non-current portion of lease liabilities - finance	1,459,550	1,816,463
Total liabilities	23,759,164	23,527,616
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 authorized; 2,111 shares issued and outstanding at December 31, 2020 and March 31, 2021.	—	—
Common stock, $0.0001 par value, 150,000,000 authorized; 13,397,041 issued and outstanding at December 31, 2020; 13,402,562 issued and outstanding at March 31, 2021.	1,340	1,340
Additional paid-in capital	287,217,949	287,697,462
Accumulated deficit	(263,526,867)	(260,927,575)
Total shareholders’ equity	23,692,422	26,771,227
Total liabilities and shareholders’ equity	$47,451,586	$50,298,843

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Income/Loss

(Unaudited)

	For the three months ended March 31,
	2020	2021
Net revenues	$1,446,549	$17,756,190
Costs and expenses:
Cost of revenues	2,946,858	9,005,856
Research and development expenses	1,312,676	1,042,725
General and administrative expenses	1,904,433	3,119,804
Sales and marketing expenses	1,465,115	1,923,272
Total costs and expenses	7,629,082	15,091,657
(Loss)/income from operations	(6,182,533)	2,664,533
Other expense:
Interest expense, net	(56,696)	(65,241)
Warrant inducement expense	(2,102,109)	—
Total other expense	(2,158,805)	(65,241)
(Loss)/income before income taxes	(8,341,338)	2,599,292
Income tax expense	—	—
Net (loss)/income and comprehensive (loss)/income	$(8,341,338)	$2,599,292
Deemed dividend related to warrants down round provision	(2,774)	—
Net (loss)/income attributable to common shareholders	$(8,344,112)	$2,599,292
Weighted-average shares outstanding used in computing net (loss)/income per share attributable to common shareholders:
Basic	7,899,991	13,400,007
Diluted	7,899,991	13,667,716
Net (loss)/income per common share:
Basic	$(1.06)	$0.19
Diluted	$(1.06)	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statement of Shareholders’ Equity

(Unaudited)

For the three months ended March 31, 2020	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2019	5,473,848	$547	2,133	$—	$256,917,285	$(245,717,189)	$11,200,643
Stock-based compensation expense	—	—	—	—	142,964	—	142,964
Shares issued upon exercise of common stock warrants	696,141	70	—	—	2,306,638	—	2,306,708
Shares issued upon cashless exercise of common stock warrants	608,000	61	—	—	(61)	—	—
Deemed dividends related to warrants downround provision	-	—	—	—	2,774	(2,774)	—
Shares issued for March 2, 2020 financing transaction, net of issuance costs	2,300,000	230	—	—	8,565,270	—	8,565,500
Shares issued for March 4, 2020 financing transaction, net of issuance costs	1,600,000	160	—	—	6,093,401	—	6,093,561
Shares issued for exercise of December 2019 overallotment warrants, net of issuance costs	192,750	19	—	—	659,939	—	659,958
Warrant inducement expense	—	—	—	—	2,102,109	—	2,102,109
Net loss	—	—	—	—	—	(8,341,338)	(8,341,338)
Balance at March 31, 2020	10,870,739	$1,087	2,133	$—	$276,790,319	$(254,061,301)	$22,730,105

For the three months ended March 31, 2021	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2020	13,397,041	$1,340	2,111	$—	$287,217,949	$(263,526,867)	$23,692,422
Stock-based compensation expense	—	—	—	—	460,201	—	460,201
Shares issued upon exercise of common stock warrants	5,304	—	—	—	18,552	—	18,552
Shares issued upon conversion of preferred stock	23	—	—	—	—	—	—
Shares issued upon exercise of options	194	—	—	—	760	—	760
Net income	—	—	—	—	—	2,599,292	2,599,292
Balance at March 31, 2021	13,402,562	$1,340	2,111	$—	$287,697,462	$(260,927,575)	$26,771,227

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2020	2021
Cash Flows from Operating Activities
Net (loss)/income	$(8,341,338)	$2,599,292
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	242,758	366,238
Amortization of right-of-use assets	(48,481)	361,666
Change in inventory reserve	25,240	(8,519)
Stock-based compensation	142,964	460,201
Warrant inducement expense	2,102,109	—
Loss (gain) on disposal of fixed assets	—	3,941
Increase/(decrease) in cash resulting from changes in:
Accounts receivable, net	108,181	(2,998,661)
Inventory	(175,952)	(1,320,451)
Prepaid expenses and other current assets	(133,004)	1,453,803
Accounts payable	412,879	(332,723)
Accrued liabilities	385,784	271,906
Other non-current assets	—	(12,868)
Net cash (used in)/provided by operating activities	(5,278,860)	843,825
Cash Flows from Investing Activities:
Purchases of fixed assets	(18,507)	(712,202)
Net cash used in investing activities	(18,507)	(712,202)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	14,659,061	—
Proceeds from exercise of common stock warrants	2,306,708	18,552
Proceeds from exercise of stock options	—	760
Payments on finance leases	(136,574)	(321,330)
Proceeds from exercise of overallotment warrants	659,958	—
Net cash provided by/(used in) financing activities	17,489,153	(302,018)
Net increase/(decrease) in cash	12,191,786	(170,395)
Cash at Beginning of Period	9,301,406	14,367,942
Cash at End of Period	$21,493,192	$14,197,547
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$56,696	$65,241

Non-cash Investing and Financing Activities:

Fixed assets purchased totaling approximately $208,000 and $894,000 during the three months ended March 31, 2020 and 2021, respectively, were recorded as finance leases and were excluded from cash purchases in the Company’s statements of cash flows (see Note 6).

The amount of unpaid fixed asset purchases excluded from cash purchases in the Company’s statements of cash flows were approximately $17,000 at March 31, 2020 and approximately $319,000 at March 31, 2021.

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

BIOCEPT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The Company, Business Activities and Basis of Presentation

The Company and Business Activities

The Company was founded in California in May 1997 and is an early-stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or liquid biopsy. The Company’s current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy at diagnosis, progression or for monitoring in order to identify specific resistance mechanisms. Sometimes traditional procedures, such as surgical tissue biopsies, result in tumor tissue that is insufficient and/or unable to provide the molecular subtype information necessary for clinical decisions. The Company’s assays, performed on blood, have the potential to provide more contemporaneous information on the characteristics of a patient’s disease when compared with tissue biopsy and radiographic imaging. Additionally, commencing in October 2017, the Company’s pathology partnership program, branded as Empower TC TM, provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results and is available to pathology practices and hospital systems throughout the United States. Further, sales to laboratory supply distributors of the Company’s proprietary blood collection tubes commenced in June 2018, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world.

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

In July 2013, the Company effected a reincorporation to Delaware by merging itself with and into Biocept, Inc., a Delaware corporation, which had been formed to be and was a wholly owned subsidiary of the Company since July 23, 2013.

The COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. While the Company experienced increased revenue levels in 2020 and the first quarter in 2021 related to its COVID-19 testing business and attained net income for the first time in its operating history in the fourth quarter in 2020, and again in the first quarter of 2021, these results are not expected to be indicative of future results as the COVID-19 pandemic subsides.

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

The unaudited condensed financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission, or SEC, instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed financial statements are unaudited and do not contain all the information required by GAAP to be included in a full set of financial statements. The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited financial statements for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission, or SEC, with our Annual Report on Form 10-K on March 31, 2021 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

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

A novel strain of coronavirus, or COVID-19, continues to spread and severely impact the economy of the United States and other countries around the world. Since March 2020, federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home policies, all of which have had, and the Company believes will continue to have, an impact on the Company’s results of operations, financial position, and cash flows. Additionally, beginning during the second quarter of 2020, the Company experienced growing demand for COVID-19 molecular and antibody testing services and has expanded its capacity in order to satisfy such demand. As a result, operating results for the three months ended March 31, 2021 may not be indicative of the results that may be expected for the full year.

Significant Accounting Policies

During the three months ended March 31, 2021, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more consideration than it originally estimated for a contract with a customer, it will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if the Company subsequently determines that the amount it expects to collect from a customer is less than it originally estimated, it will generally account for the change as a decrease in the estimate of the transaction price as a decrease to revenue, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized. Revenue recognized from changes in transaction prices was not significant during the three months ended March 31, 2020 and 2021. Further, although the Company believes that its estimate for contractual allowances and other reserves is appropriate, it is possible that the Company will experience an impact on cash collections as a result of the impact of the COVID-19 pandemic.

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

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the three months ended March 31, 2020 and 2021 disaggregated by source and nature are as follows:

	For the three months ended March 31,
	2020	2021
Net revenues from contracted payers*	$500,188	$6,313,884
Net revenues from non-contracted payers	817,413	11,341,163
Development services revenues	60,329	39,286
Kits and Blood Collection Tubes (BCT)	68,619	61,857
Total net revenues	$1,446,549	$17,756,190

*Includes Medicare, Medicare Advantage, and CARES Act as reimbursement amounts are fixed.

Revenues for the three months ended March 31, 2021 included $17.7 million in commercial test revenue, which includes $16.8 million attributable to RT-PCR COVID-19 testing.

	For the three months ended March 31,
	2020	2021
Net commercial revenues recognized upon delivery	$1,317,601	$17,655,047
Development services revenues recognized upon delivery	60,329	39,286
Kits and Blood Collection Tubes (BCT)	68,619	61,857
Total net revenues	$1,446,549	$17,756,190

At December 31, 2020 and March 31, 2021, unbilled account receivables total approximately $4.5 million and $4.3 million, respectively.

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

The Company's third-party payers that represent more than 10% of total net revenues in any period presented, as well as their related net revenue amount as a percentage of total net revenues, during the three months ended March 31, 2020 and 2021 were as follows:

	For the three months ended March 31,
	2020	2021
Medicare and Medicare Advantage/CARES Act	37%	35%
Blue Cross Blue Shield	29%	30%

The Company's third-party payers that represent more than 10% of total net accounts receivable, and their related net accounts receivable balance as a percentage of total net accounts receivable, at December 31, 2020 and March 31, 2021 were as follows:

	December 31, 2020	March 31, 2021
Medicare and Medicare Advantage/CARES Act	35%	37%
Blue Cross Blue Shield	24%	28%

Recent Accounting Pronouncements

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

2. Liquidity

As of March 31, 2021, cash totaled $14.2 million and the Company had an accumulated deficit of $260.9 million. For the year ended December 31, 2020 and the three months ended March 31, 2021, the Company had a net loss and net income of $17.8 million and $2.6 million, respectively, and had negative cash flows and cash generated from operations of $19.8 million and $844,000, respectively. At March 31, 2021, the Company had aggregate net interest-bearing indebtedness of $3.0 million, of which $1.2 million was due within one year, in addition to $3.4 million of other non-interest-bearing current liabilities. The Company has historically funded its operations through capital raises.

However, the COVID-19 testing revenue during 2020 and through the first quarter of 2021, has provided the Company with increased levels of cash inflows from operations, and it is expected to continue, albeit at lower and declining levels, throughout at least the next twelve months.  As a result, the Company believes that based on its current and planned cash usage, along with current COVID-19 testing revenues, its cash balances will support operations through the second quarter of 2022. As such, the Company determined that it is not probable based on projected cash flows that substantial doubt about the Company’s ability to continue as a going concern exists for the one-year period following the date that the financial statements for the three months ended March 31, 2021 were issued. The Company’s determination was based on estimates regarding expected COVID-19 testing volumes, which are uncertain and subject to change as more individuals are expected to be vaccinated and as the pandemic subsides.  The Company used all information currently available to make this determination.

Historically, the Company’s principal sources of cash have included proceeds from the issuance of common and preferred stock, proceeds from the exercise of warrants to purchase common stock, proceeds from the issuance of debt, and revenues from laboratory services. The Company’s principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. The Company expects that the principal uses of cash in the future will be for continuing operations, hiring of sales and marketing personnel and increased sales and marketing activities, funding of research and development, capital expenditures, and general working capital requirements. The Company expects that, as revenues grow, sales and marketing and research and development expenses will continue to grow, albeit at a slower rate and, as a result, the Company will need to generate significant growth in net revenues to achieve and sustain income from operations.  Based on current cash balances and current and planned cash usage, the Company determined that it is not probable that substantial doubt exists about the Company’s ability to continue as a going concern for the one-year period following the date that the financial statements for the three months ended March 31, 2021 were issued.

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

3. Sales of Equity Securities

In January 2020, the Company issued an aggregate of 692,725 shares of its common stock pursuant to the exercise of certain warrants issued by the Company in February 2019 and March 2019, as part of a warrant repricing and exchange transaction. As part of the warrant repricing and exchange transaction, the Company issued an aggregate of 692,725 new warrants in exchange for the exercise of the February 2019 and March 2019 warrants and received net proceeds of approximately $2.3 million. As a result of the warrant repricing, the exercise price of warrants to purchase an aggregate of 89,657 shares of common stock issued by the Company in January 2018 was adjusted from $4.05 to $3.495 per share. In January 2020, the Company issued 192,750 shares of common stock pursuant to the partial exercise of the underwriters’ overallotment option from the Company’s December 2019 public offering. The net proceeds to the Company from the overallotment closing, was approximately $700,000. The warrants issued in connection with the warrant repricing and exchange transaction were considered inducement warrants and are classified in equity. In addition, the modification expense associated with the change in fair value due to the repricing of February and March 2019 warrants is recorded as inducement expense, which was approximately $191,000. The fair value of the warrants issued was approximately $1.9 million. The fair value of the inducement warrants and warrant modification of $2.1 million was expensed as warrant inducement expense in the accompanying statement of operations for the three months ended March 31, 2020.

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

4. Fair Value Measurement

The estimated nonrecurring fair value measurements associated with fixed asset purchases recorded as right-of-use asset finance lease obligations totaling approximately $894,000 during the three months ended March 31, 2021 were calculated as the present value of the lease payments based on contractual payment amounts and estimated market rates.  Upon adoption of guidance in ASC Topic 842 Leases, the estimated fair value of the right-of-use operating lease asset was recorded based on the present value of future lease payments based on contractual payment amounts and estimated market rates in effect.

Other Fair Value Measurements

As of the closing of the Company’s January 2020 warrant repricing and exchange transaction, the estimated grant date fair value of approximately $2.80 per share associated with the warrants to purchase up to 692,725 shares of common stock issued in the transaction, or a total of approximately $1.9 million, was recorded as a warrant inducement expense with an offset to additional paid-in capital. All warrants issued in this warrant inducement transaction have an exercise price of $3.495 per share, are exercisable beginning 6 months from issuance and expire 5.5 years from the date of issuance. The fair value of the warrants was estimated using a Black-Scholes model with the following assumptions:

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

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	March 31,
	2020	2021
Inventories
Raw materials	$1,235,620	$2,406,901
Subassemblies	691,126	839,674
Finished goods	2,878	12,019
	$1,929,624	$3,258,594
Fixed Assets
Machinery and equipment	$2,974,320	$2,962,742
Furniture and office equipment	156,987	156,987
Computer equipment and software	2,428,211	2,556,276
Leasehold improvements	570,173	95,990
Construction in process	761,221	485,359
Total fixed assets, gross	6,890,912	6,257,354
Less accumulated depreciation and amortization	(4,573,296)	(4,161,650)
Total fixed assets, net	$2,317,616	$2,095,704
Accrued Liabilities
Accrued payroll	$452,118	$772,342
Accrued vacation	868,557	952,885
Accrued bonuses	1,022,421	1,265,262
Accrued sales commissions	456,526	339,000
Accrued other	366,047	108,086
Total accrued liabilities	$3,165,669	$3,437,575

During the three months ended March 31, 2021, machinery and equipment and leasehold improvements with a net book value of approximately $4,000 were disposed of and $712,000 of fixed assets were acquired.

6. Leases

Effective January 1, 2019, the Company adopted US GAAP accounting rules in ASC Topic 842, Leases (ASC 842), using the modified retrospective method.  The Company elected to follow the package of practical expedients provided under the transition guidance within ASC 842, and accordingly, did not reassess whether any expired or existing contracts are or contain leases, did not reassess expired or existing leases, and did not reassess initial direct costs for any existing leases.  Upon adoption, the Company recorded an operating lease right-of-use asset and an operating lease liability on the balance sheet.  In addition, assets under equipment leases previously classified as capital leases within Fixed Assets on the Company’s balance sheet were reclassified to finance lease right-of-use assets upon adoption of the guidance.  Right-of-use assets and obligations were recognized based on the present value of remaining lease payments over the lease term.  As the Company’s operating lease does not provide an implicit rate, an estimated incremental borrowing rate was used based on the information available at the adoption date in determining the present value of lease payments.  Operating lease expense is recognized on a straight-line basis over the lease term.  Variable lease costs such as common area costs and other operating costs are expensed as incurred.  Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Finance Leases

The Company leases certain laboratory equipment under arrangements previously accounted for as capital leases, classified on the Company’s balance sheet as fixed assets and related lease liabilities and depreciated on a straight-line basis over the lease term.  Upon adoption of ASC 842, leased equipment previously classified as fixed assets totaling $1.4 million in net book value were reclassified to lease right-of-use assets in accordance with the guidance. The equipment under finance leases is depreciated on a straight-line basis over periods ranging from approximately 3 to 7 years. The total gross value of equipment capitalized under such lease arrangements was approximately $4,639,000 and $5,533,000 at December 31, 2020 and March 31, 2021, respectively. Total accumulated depreciation related to financed equipment was approximately $2,302,000 and $2,474,000 at December 31, 2020 and March 31, 2021, respectively, and total depreciation expense related to financed equipment during the three months ended March 31, 2020 and 2021 was approximately $146,000 and $172,000, respectively.

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

During the three months ended March 31, 2021, the Company entered into finance leases for a total capitalized amount of $894,000 for four pieces of equipment.  Under the terms of the financing agreements, which were accounted for as finance lease transactions, the principal balance plus interest for the equipment are to be paid in installments ranging from 36 to 60 monthly installments of $21,330 totaling approximately $1,064,000 through March 2026.

Operating Lease

The Company leases its primary laboratory and office facilities in San Diego, California.  In accordance with the ASC 842 guidance, the facility lease is classified as an operating lease.  From its inception until December 2020, the Company’s primary facilities were located at 5810 Nancy Ridge Road in San Diego, California (Nancy Ridge Facility). The average monthly cash payment for the operating lease was approximately $120,000 per month, and the lease term expired on July 31, 2020, but was extended as stated below.  The Company recorded a lease right-of-use asset and lease liability of $1,930,000 and $2,201,000, respectively, as of January 1, 2019, based on present value of payments and an incremental borrowing rate of 4.5%.

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

On June 1, 2020, the Company entered into a lease for a 39,000 square foot headquarters, manufacturing and laboratory facility at 9955 Mesa Rim Road in San Diego, California. The lease commenced on December 1, 2020 and is for a term of 127 months from the commencement date.  The lease includes a rent abatement period of seven months, from January 2021 through July of 2021, during which period the Company is exempted from paying the amount of base rent of $111,000. In addition, the lease stipulates an additional two months of lease abatement period in the event that the property is sold within the first six months of the initial lease period. In March 2021, the Company was notified that the original landlord has sold the building, hence the Company is eligible for an additional two months of rent abatement period. In addition, the landlord agreed to pay for certain preapproved leasehold improvement costs through a one-time leasehold improvement allowance of approximately $1,586,000, and an additional leasehold improvement allowance of approximately $1,586,000. The amount of additional leasehold improvement allowance of approximately $1,586,000 is to be paid back to the landlord during the term of the lease by the Company, amortized at an agreed upon annual rate of 7% as an additional rent payment of approximately $18,000 per month. The average monthly cash payment including payment for the additional leasehold improvement allowance for the lease is approximately $140,000 per month with initial monthly lease payments of $128,000 per month.  The Company recorded a lease right-of-use asset and lease liability of $9,776,000 and $9,805,000, respectively, as of December 31, 2020, based on the present value of payments and an incremental borrowing rate of 12%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.  The Company recorded $1,631,000 and $361,000 in other current assets related to reimbursable leasehold improvement costs incurred as of December 31, 2020 and March 31, 2021, respectively.

In addition, the Company reviews agreements at inception to determine if they include a lease, and when they do, uses its incremental borrowing rate or implicit interest rate to determine the present value of the future lease payments.

The following schedule sets forth the components of right-of-use lease assets as of December 31, 2020 and March 31, 2021 as follows:

	December 31,	March 31,
	2020	2021
Lease right-of-use assets:
Operating	$9,776,349	$9,407,468
Finance	2,337,709	3,059,458
Total	$12,114,058	$12,466,926

The following schedule sets forth the current portion of operating and finance lease liabilities as of December 31, 2020 and March 31, 2021:

	December 31,	March 31,
	2020	2021
Current portion of lease liabilities:
Operating	$—	$—
Finance	963,726	1,179,557
Total	$963,726	$1,179,557

The following schedule sets forth the long-term portion of operating and finance lease liabilities as of December 31, 2020 and March 31, 2021:

	December 31,	March 31,
	2020	2021
Long-term portion of lease liability:
Operating	$9,805,361	$9,798,146
Finance	1,459,550	1,816,463
Total	$11,264,911	$11,614,609

The following schedule represents the components of lease expense for the three months ended March 31, 2020 and March 31, 2021:

	For the three months ended
	March 31, 2020	March 31, 2021
Lease cost
Finance lease cost
Amortization of right-of-use assets	$144,530	$172,325
Interest on lease liabilities	56,701	65,241
Operating lease cost	318,005	414,802
Total	$519,236	$652,368

The following schedule sets forth the remaining future minimum lease payments outstanding under finance and operating leases, as well as corresponding remaining sales tax and maintenance obligation payments that are expensed as incurred and due within each respective year ending December 31, as well as the present value of the total amount of the remaining minimum lease payments as of March 31, 2021:

	Finance		Operating
	Minimum	Maintenance and	Minimum
	Lease	Sales Tax Obligation	Lease
	Payments	Payments	Payments
2021	$981,740	$93,621	$495,590
2022	1,020,965	101,578	1,586,210
2023	873,830	85,427	1,629,025
2024	464,328	55,806	1,671,841
Thereafter	209,372	16,184	11,995,433
Total payments	3,550,235	352,616	17,378,099
Less amount representing interest	(554,215)	—	(7,579,953)
Present value of payments	$2,996,020	$352,616	$9,798,146

The following schedule sets forth supplemental cash flow information related to operating and finance leases as of March 31, 2020 and March 31, 2021:

	For the three months ended
	March 31, 2020	March 31, 2021
Other information
Operating cash flows from finance leases	$56,701	$65,241
Operating cash flows from operating leases	$366,487	$53,136
Financing cash flows from finance leases	$136,574	$321,330

The aggregate weighted average remaining lease term was 3.27 years on finance leases and 10.17 years on operating leases as of March 31, 2021. The aggregate weighted average discount rate was 16.84% on finance leases and 12.0% on operating leases as of March 31, 2021.  During the three months ended March 31, 2021, the Company added $894,000 of right of use assets in exchange for finance lease liabilities.

7. Stock-Based Compensation

Equity Incentive Plans

The Company maintains two equity incentive plans: the Amended and Restated 2013 Equity Incentive Plan, as amended, or the 2013 Plan, and the 2007 Equity Incentive Plan, or the 2007 Plan. The 2013 Plan includes a provision that shares available for grant under the Company’s 2007 Plan become available for issuance under the 2013 Plan and are no longer available for issuance under the 2007 Plan.

At the Company’s annual meeting of stockholders held on June 5, 2020, the Company’s stockholders approved amendments to the 2013 Plan, which included an increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 730,000 shares. In December 2020, the Company’s board of directors approved an increase of the number of inducement shares of common stock authorized for issuance under the 2013 Plan by 750,000 shares. As of March 31, 2021, 762,421 shares of the Company’s common stock were authorized exclusively for the issuance of stock awards to employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules.

As of March 31, 2021, under all plans, a total of 1,036,409 non-inducement shares were authorized for issuance, 988,101 shares had been issued with 993,172 non-inducement stock options and restricted stock units, or RSUs, underlying outstanding awards, and 32,220 non-inducement shares were available for grant. As of March 31, 2021, a total of 761,836 inducement shares were authorized for issuance, 268,882 inducement shares had been issued with 259,542 inducement stock options and RSUs underlying outstanding awards, and 502,210 inducement shares were available for grant under the 2013 Plan.

Stock Options

A summary of stock option activity for the three months ended March 31, 2021 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2020	1,078,704	$11.64	9.36
Granted	175,041	$5.70
Exercised	—	—
Cancelled/forfeited/expired	(40,461)	$19.09
Outstanding at March 31, 2021	1,213,284	$10.44	9.31
Vested and unvested expected to vest at March 31, 2021	1,179,760	$10.60	9.31

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest at December 31, 2020 and March 31, 2021 were each $4,714 and $61,515, respectively.

The assumptions used in the Black-Scholes pricing model for stock options granted during the three months ended March 31, 2021 were as follows:

Stock and exercise prices	$5.09 - $6.03
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	0.52% – 1.15%
Expected life (in years)	5.39 – 5.98
Expected volatility	164.0% - 170.1%

Restricted Stock

A summary of RSU activity for the three months ended March 31, 2021 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2020	36	$4,158
Granted	—	—
Vested and issued	—	—
Forfeited	—	—
Outstanding at March 31, 2021	36	$4,158
Vested at March 31, 2021	36	$4,158

At March 31, 2021, the intrinsic values of RSUs outstanding and RSUs vested were each approximately $200. Of the 36 RSUs outstanding at March 31, 2021, all were fully vested.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statements of operations and comprehensive loss during the periods presented:

	For the three months ended
	March 31,
	2020	2021
Stock Options
Cost of revenues	$22,813	$94,264
Research and development expenses	24,435	44,316
General and administrative expenses	94,414	259,363
Sales and marketing expenses	1,302	62,258
Total expenses related to stock options	142,964	460,201

As of March 31, 2021, total unrecognized share-based compensation expense related to unvested stock options and RSUs was approximately $4,709,384 and is expected to be recognized over a weighted-average period of approximately 2.74 years.

8. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity for the three months ended March 31, 2021 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2020	997,167	$35.48	3.3
Issued	—	—
Exercised	(5,304)	3.50
Expired	—	—
Outstanding at March 31, 2021	991,863	$35.65	3.1

All warrants outstanding at December 31, 2020 and March 31, 2021 are exercisable.

Warrants issued in the February 2019 financing transaction have an expiration date of February 12, 2024, warrants issued in the March 2019 transaction have an expiration date of September 19, 2024, warrants issued in the May 2019 inducement offering have an expiration date of December 2, 2024, warrants issued in December 2019 have an expiration date of December 11, 2024, and warrants issued in the January 2020 inducement offering have an expiration date of July 10, 2025.

The intrinsic value of equity-classified common stock warrants outstanding at December 31, 2020 and March 31, 2021 was $243,000 and $404,000, respectively.

9. Net Income (Loss) per Common Share

Basic and diluted net income (loss) per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three months ended March 31, 2020, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. For the three months ended March 31, 2021, there is net income attributable to common shareholders and, as a result, 256,461 warrants and 102,708 options were included in the calculation of dilutive weighted average shares in the money.  As these shares were in the money at March 31, 2021, an additional 267,709 shares were included in the calculation of diluted net income per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the three months ended March 31, 2020, as they would be anti-dilutive, however, were considered in the calculation of diluted net income for the three months ended March 31, 2021:

	For the three months ended
	March 31,
	2020	2021
Common warrants outstanding	1,527,076	991,863
RSUs outstanding	36	36
Convertible preferred stock outstanding (number of common stock equivalents)	47,139	46,651
Common options outstanding	1,078,704	1,213,284
Total common share equivalents	2,652,955	2,251,834

10. Commitments and Contingencies

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any legal proceedings or aware of any threatened legal proceedings that are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

During the three months ended March 31, 2020 and 2021, total expense recorded in the Company’s unaudited statements of operations and comprehensive loss for sales tax and maintenance obligations associated with equipment financing arrangements was approximately $32,000 and $25,000, respectively. At December 31, 2020 and March 31, 2021, approximately $77,000 and $79,000, respectively, of such sales tax and maintenance obligations incurred but not paid were recorded in accrued other liabilities in the Company’s balance sheet (see Note 5). Future payments totaling approximately $353,000 for sales tax and maintenance obligations associated with financed equipment were due under equipment financing arrangements at March 31, 2021, which will be expensed as incurred (see Note 6).

11. Related Party Transactions

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received payments totaling approximately $26,000 and $36,000 during the years ended December 31, 2019 and 2020, respectively, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement.  On December 11, 2019, the Company entered into a First Amendment to Assignment and Exclusive Cross-License Agreement with Aegea pursuant to which the Company obtained a royalty bearing license for a certain patent.  The Company agreed to pay Aegea, effective January 1, 2019, a royalty of 10% on Biocept’s sale of research use only, or RUO, and import research use only reagents and kits in the field of oncology, where the sample types are tissue, whole blood, bone marrow, cerebrospinal fluid or derivatives of any of the foregoing.  As of December 31, 2020 and March 31, 2021, the Company has accrued approximately $2,900 and $1,700 for royalty expenses, respectively, related to this arrangement.  On June 3, 2020, the Company entered into a development agreement with Aegea focused on the co-development by Biocept and Aegea of a highly sensitive PCR-based assay designed by Aegea for detecting the COVID-19 virus.  Pursuant to the agreement, the Company receives compensation for development services performed based on time and materials expended.  During the three months ended March 31, 2021, the Company recorded revenues of approximately $44,000, and as of December 31, 2020 and March 31, 2021 had approximately $132,000 and $72,000 accounts receivable due from Aegea related to this agreement. In February 2021, the Company entered into a supply agreement with Aegea for a new PCR-based COVID-19 assay kit designed by Aegea and co-developed by Aegea and the Company.  Under the agreement, Aegea will supply the COVID-19 assay kit to the Company for validation in its CLIA-certified, CAP-accredited high-complexity molecular lab and subsequent commercialization of a laboratory developed test (LDT).  In the three months ended March 31, 2021, there has been no amounts exchanged under this agreement.

12. Subsequent Events

Subsequent to the three months ended March 31, 2021, the Company financed certain business insurance premiums totaling approximately $622,000 through third-parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 31, 2021. Past operating results are not necessarily indicative of results that may occur in future periods.

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

In June 2020, to respond to a national public health emergency precipitated by the COVID-19 pandemic, we introduced molecular testing for SARS-CoV2, the virus responsible for COVID-19, using a United States Food and Drug Administration, or FDA, Emergency Use Authorization, or EUA, based “RT-PCR” method developed by Thermo-Fisher.

In June 2020, we entered into a development agreement with Aegea Biotechnologies, Inc., or Aegea, focused on the co-development by us and Aegea of a highly sensitive PCR-based assay designed by Aegea for detecting the COVID-19 virus.  Pursuant to the development agreement, we receive compensation for development services performed based on time and materials expended. In February 2021, we entered into a supply agreement with Aegea for the PCR-based COVID-19 assay kit.  Under the supply agreement, Aegea will supply the COVID-19 assay kit to us for validation in our high-complexity molecular clinical laboratory that is certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and licensed by the California Department of Public Health, and accredited by the College of American Pathologists, or CAP, and subsequent commercialization of a laboratory developed test, or LDT.

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

•

RT-PCR COVID-19 Testing. We are currently performing RT-PCR testing for COVID-19 and have received approximately 390,000 samples for processing to date.  We believe that our RT-PCR COVID-19 testing will be an important aspect of our business until the COVID-19 pandemic subsides.

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

In May 2019, we announced launch of the Oncomine NGS lung cancer panel in collaboration with Thermo Fisher Scientific. We are working to gain payment for our assay with Palmetto MolDx, who is contracted by the Centers for Medicare & Medicaid Services, or CMS, to vet new technologies and assays.  This means that they must determine that our test is reasonable and necessary for the care of patients diagnosed with late state Non-Small Cell Lung Cancer.  This is the first step in gaining reimbursement for a proprietary test, and we are in the process of negotiating coding and pricing.  Once that is finalized, Noridian (the Medicare carrier for our region) must review and accept the recommendation for payment from Palmetto.  If they agree with the recommendation from Palmetto MolDx, then Noridian will adopt the payment and reimbursement recommendation or develop their own, and we can then receive payment from Medicare for our lung cancer panel.

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

We launched our RT-PCR COVID-19 testing business during the second quarter of 2020. We have received approximately 390,000 samples for processing through our RT-PCR technology at our laboratory through the date of filing and we believe that performing highly accurate RT-PCR testing for COVID-19 will be an important aspect of our business until the COVID-19 pandemic subsides.

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

In April 2021, we announced full commercial launch of our CNSide™ cerebrospinal fluid assay to address unmet needs of patients with metastatic brain cancer.  The  CNSide™ cerebrospinal fluid assay is designed to better detect and manage treatment of metastatic cancers involving the central nervous system (CNS).

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

In February 2021, we announced establishing a research collaboration with Protean BioDiagnostics, Inc. to research the ability of our Target Selector™ molecular assay to determine EGFR status in non-small lung cancer (NSCLC) patients.

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

As of March 31, 2021, we owned 53 issued patents and have nine patent applications pending. Of these, 17 were issued U.S. patents and three were pending patent applications in the U.S., while 36 were issued patents in non-U.S. territories and six were pending patent applications in non-U.S. territories.

Coronavirus (COVID-19) Pandemic

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

In April 2020, we announced that we verified a COVID-19 molecular diagnostic test and that we would begin accepting physician-ordered testing requests.  The testing volume was initially limited by the national shortage of specimen collection kits.  On June 22, 2020, we announced the availability of 10,000 specimen collection kits for COVID-19 testing for physician ordering.  Collected specimens are shipped to our high-complexity, CLIA-certified, CAP-accredited and BSL-2 safety level laboratory in San Diego with results returned to ordering physicians in an estimated 24 to 48 hours.  We have received approximately 390,000 samples for processing through our RT-PCR technology at our laboratory to date and we believe that performing highly accurate RT-PCR testing for COVID-19 will be an important aspect of our business until the COVID-19 pandemic subsides.

On June 3, 2020, we entered into a development agreement with Aegea focused on the co-development by us and Aegea of a highly sensitive PCR-based assay designed by Aegea for detecting the COVID-19 virus.  In February 2021, we entered into a supply agreement with Aegea for a new PCR-based COVID-19 assay kit designed by Aegea and co-developed by Aegea and us.  Under the supply agreement, Aegea will supply the COVID-19 assay kit to us for validation in our CLIA-certified, CAP-accredited high-complexity molecular lab and subsequent commercialization of a laboratory developed test (LDT).

In January 2021, we signed an agreement with the Foundation for California Community Colleges to make COVID-19 testing available to the 116 California community colleges and their more than 2.1 million students.  Through the Foundation’s CollegeBuys program, our PCR-based COVID-19 test is now available for community colleges to purchase for students, faculty and staff.

Results of Operations

Three Months Ended March 31, 2020 and 2021

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three months ended March 31,		Change
	2020	2021	$	%
(dollars in thousands)
Net revenues	$1,447	$17,756	$16,309	1,127%
Cost of revenues	2,947	9,006	6,059	206%
Research and development expenses	1,313	1,043	(270)	(21%)
General and administrative expenses	1,904	3,120	1,216	64%
Sales and marketing expenses	1,465	1,923	458	31%
(Loss)/income from operations	(6,182)	2,664	8,846	(143%)
Interest expense	(57)	(65)	(8)	14%
Warrant inducement expense	(2,102)	—	2,102	(100%)
(Loss)/income before income taxes	(8,341)	2,599	10,940	(131%)
Income tax expense	—	—	—	0%
Net (loss)/income	$(8,341)	$2,599	$10,940	(131%)

Net Revenues

Net revenues were approximately $17,756,000 for the three months ended March 31, 2021, compared with approximately $1,447,000 for the same period in 2020, an increase of $16,309,000, with the increase attributable to significant RT-PCR COVID-19 testing volumes during the three months ended March 31, 2021.

Revenues for the three months ended March 31, 2021 included $17.7 million in commercial test revenue, which includes $16.8 million attributable to RT-PCR COVID-19 testing, $39,000 in development services test revenue and $62,000 in revenue for distributed products, Target Selector™ RUO kits, CEE-Sure® blood collection tubes and payments from Aegea for services associated with the development of a COVID-19 assay.  Revenues for the three months ended March 31, 2020 included $1.3 million in commercial test revenue, $60,000 in development services test revenue and $69,000 from distributed products. The increase in net revenues is due to an increase in overall accession volumes, which is attributable to the COVID-19 testing business, which was launched during the second quarter of 2020, resulting in approximately 141,000 delivered accessions during the three months ended March 31, 2021.

The net estimated revenue per commercial accession delivered during the three months ended March 31, 2021 was $125, based on 141,340 commercial accessions delivered, while during the three months ended March 31, 2020 it was approximately $1,294, based on 1,018 commercial accessions delivered. The net revenue per commercial accessions delivered decreased primarily due to the high volume of COVID-19 testing which gets reimbursed at a much lower rate than our core commercial testing. The following table sets forth certain information regarding commercial accessions received during the three months ended March 31, 2020 and 2021:

	Three months ended March 31,		Change
	2020	2021	# / $	%
# Commercial accessions delivered	1,018	141,340	140,322	See Note (1)
$ Value estimated per commercial accession delivered	$1,294	$125	$(1,169)	(90%)

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

	Three months ended March 31,		Change
	2020	2021	#	%
# Development services accessions delivered	150	95	(55)	(37%)
$ Value per development services accession delivered	$402	$414	$12	3%

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $9,006,000 for the three months ended March 31, 2021, compared with approximately $2,947,000 for the same period in 2020, representing an increase of $6,059,000, or 206% primarily resulting from increased revenues related to our RT-PCR COVID-19 testing business.  As we continue to leverage the fixed components of our costs, our cost of revenues as a percentage of net revenues decreased by approximately 153.0% for the three months ended March 31, 2021 as compared to the same period in the prior year. Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, shipping and other direct costs, as well as equipment depreciation and software amortization expenses.

Research and Development Expenses. Research and development expenses were approximately $1,043,000 for the three months ended March 31, 2021, compared with approximately $1,313,000 for the same period in 2020, a decrease of $270,000, or 21%. The decrease was primarily attributable to lower facilities and cost of revenue allocations to research of development during the three months ended March 31, 2021. Research and development expenses are comprised of, but not limited to, personnel costs, material, shipping and other direct costs, computer and laboratory equipment maintenance and facility related costs.

General and Administrative Expenses. General and administrative expenses were approximately $3,120,000 for the three months ended March 31, 2021, compared with approximately $1,904,000 during the same period in 2020, an increase of $1,216,000, or 64%. The increase was primarily due to headcount additions and other costs related to COVID-19 testing. General and administrative expenses are comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1,923,000 for the three months ended March 31, 2021 compared with approximately $1,465,000 for the same period in 2020, an increase of $458,000, or 31%. The increase was primarily attributable to higher sales commissions due to higher revenues during the current period. Sales and marketing expenses are comprised of, but not limited to, personnel costs, trade show and other marketing related expenses, as well as office and other costs.

Interest Expenses.  Interest expenses were approximately $65,000 for the three months ended March 31, 2021 staying relatively flat compared with approximately $57,000 for the same period in 2020.  Interest expenses are primarily comprised of interest incurred related to finance leases used to obtain equipment.

Warrant Inducement Expense.  Warrant inducement expenses were approximately $0 for the three months ended March 31, 2021 compared with $2,102,000 for the same period in 2020.  Warrant inducement expenses in the three months ended March 31, 2020 related to recognizing the fair value of the inducement warrants issued in January 2020 and warrant modification costs in connection with the warrant exercise.

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

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	Three months ended March 31,
	2020	2021
(dollars in thousands)
Cash provided by/ (used in):
Operating activities	$(5,279)	$844
Investing activities	(19)	(712)
Financing activities	17,489	(302)
Net increase/(decrease) in cash	$12,191	$(170)

Cash Provided by/Used in Operating Activities. Net cash provided by operating activities was $844,000 for the three months ended March 31, 2021, compared to net cash used in operating activities of $5.3 million for the same period in 2020. The net decrease in cash used was primarily related to revenues generated from our COVID-19 testing business during the first quarter of 2021.

Cash Used in Investing Activities. Net cash used in investing activities was $712,000 for the three months ended March 31, 2021 compared to $19,000 in 2020, in the same quarter in the prior year.  Cash used in investing activities was related to purchases of fixed assets in both periods.

Cash Provided by/Used in Financing Activities. Net cash used in financing activities was $302,000 for the three months ended March 31, 2021, compared to net cash provided by financing activities of $17.5 million for the same period in 2020. Our primary use of cash in financing activities during the three months ended March 31, 2021 consisted of $321,000 of payments related to finance leases related to equipment used in our laboratory operations, partially offset by approximately $19,000 in proceeds from common stock warrant exercises. Our primary sources of cash from financing activities during the three months ended March 31, 2020 consisted of $660,000 in net proceeds from exercise of overallotment warrants from the December 2019 warrants in January 2020, net proceeds of $14.7 million from our sale of common stock in two financing transactions in March 2020, and $2.3 million in proceeds from exercise of common stock warrants.  Net proceeds from financing transactions were partially offset by $0.1 million of principal payments made on indebtedness.

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

As of March 31, 2021, our cash totaled $14.2 million. The COVID-19 testing revenue during 2020 and through the first quarter of 2021, has provided us with increased levels of cash inflows from operations, and it is expected to continue, albeit at lower and declining levels, throughout at least the next twelve months.  As a result, we believe that based on our current and planned cash usage, along with current COVID-19 testing revenues, our cash balances will support our operations through the second quarter of 2022. As such, we determined that it is not probable based on projected cash flows that substantial doubt about our ability to continue as a going concern exists for the one-year period following the date that the financial statements for the quarter ended March 31, 2021 were issued. The COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. While the Company experienced increased revenue levels in 2020 related to its COVID-19 testing business and attained net income for the first time in its operating history in the fourth quarter in 2020, and then again in the first quarter in 2021, these results are not expected to be indicative of future results as the COVID-19 pandemic subsides.

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

Critical Accounting Policies and Significant Judgments and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our financial statements, please see the information listed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained elsewhere in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 31, 2020.

Risks Relating to Our Financial Condition and Capital Requirements

*We are an early-stage molecular oncology diagnostics company with a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability.

We have historically incurred substantial net losses, including a net loss of $17.8 million for the year ended December 31, 2020. While for the first time in our operating history we have generated net income in the fourth quarter of 2020 and also had net income in the first quarter of 2021, both from our  revenues from COVID-19 testing, it is expected that once the COVID-19 pandemic subsides, that we will continue to incur net losses and negative cash flows from operations for the foreseeable future. At March 31, 2021, our accumulated deficit was approximately $260.9 million. Before 2008, we were pursuing a business plan relating to fetal genetic disorders and other fields, all of which were unrelated to cancer diagnostics. The portion of our accumulated deficit that relates to the period from inception through December 31, 2007 is approximately $66.5 million.

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

We are an early-stage molecular oncology diagnostics company and have engaged in only limited sales and marketing activities for the diagnostic assays we currently offer through our CLIA-certified, CAP accredited, and state-licensed laboratory. To date, our revenue has been insufficient to fund operations.

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

We launched our RT-PCR COVID-19 testing business during the second quarter of 2020. We have received approximately 390,000 samples for processing through our RT-PCR technology at our laboratory to date and we believe that performing highly accurate RT-PCR testing for COVID-19 will be an important aspect of our business until the COVID-19 pandemic subsides. During the year ended December 31, 2020, we saw a significant increase in our net revenues due to our substantial COVID-19 testing volumes during that time. In early 2021, the FDA approved multiple COVID vaccines for administration to the public. The ability to effectively and comprehensively administer COVID-19 vaccines across the United Stated will impact revenues generated by our RT-PCR COVID-19 testing business, and we will likely lose much of the revenue generated related to COVID-19 testing once demand for such testing declines. Our RT-PCR COVID-19 testing is done pursuant to an Emergency Use Authorization which will be revoked when the public health emergency is no longer in effect, and we will no longer be able to offer the test under the EUA after such revocation.

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

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. For the year ended December 31, 2020 and the three months ended March 31, 2021, our research and development expenses were $5.2 million and $1.0 million, respectively, and our sales and marketing expenses were $6.4 million and $1.9 million, respectively. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current products, assays and services and our planned future products, assays and services, continue to establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we need to generate significant revenues in order to achieve sustained profitability.

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

Although some of these provisions may negatively impact payment rates for clinical laboratory tests, the ACA also extends coverage to over 30 million previously uninsured people, which resulted in an increase in the demand for our current assays and our planned future assays. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties effective January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain ACA-mandated fees, including but not limited the Medical Device Excise Tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case although it is unclear when or how the Supreme Court will rule. . On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. Although the Supreme Court has not yet ruled on the Constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA.

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

Additionally, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers and suppliers of up to 2% per fiscal year, starting in 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional congressional action is taken. COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. The full impact on our business the sequester law is uncertain. In addition, the Middle-Class Tax Relief and Job Creation Act of 2012, or MCTRJCA, mandated an additional change in Medicare reimbursement for clinical laboratory tests.

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

Approximately 51% and 35% of total net revenues during the year ended December 31, 2020 and the three months ended March 31, 2021, respectively, were associated with Medicare and CARES Act reimbursement. Approximately 20% and 30% of total net revenues during the year ended December 31, 2020 and the three months ended March 31, 2021, respectively, were associated with Blue Cross Blue Shield reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare and Blue Cross Blue Shield covered-portions of our current assays and our planned future assays would, without such contracted payer reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our assays. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our assays. The previous MAC for California, Palmetto, which is contracted with CMS to administer the Molecular Diagnostic Services, or MolDx, program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our assays is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 86% and 89% of all billable cases received, excluding COVID-19 testing cases, during the year ended December 31, 2020 and the three months ended March 31, 2021, respectively, relate to our Target-Selector™ biomarker assays, we continue to receive orders for traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. The CTC enumeration counts disease burden and is a prognostic assay, and although valuable, it does not meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector™ assays.

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

If we were to lose our CLIA certification or California or other state laboratory license, whether as a result of a revocation, suspension or limitation, we would no longer be able to offer our assays, which would limit our revenues and harm our business. If we were to lose, or fail to obtain, a license in any other state where we are required to hold a license, we would not be able to test specimens from those states. If we were to lose our CAP accreditation, our reputation for quality, as well as our business, financial condition and results of operations, could be significantly and adversely affected.

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

We had outstanding 13,402,368 shares of common stock as of May 7, 2021, most of which are not subject to resale restrictions under Rule 144 of the Securities Act. In addition, as of May 7, 2021, we had outstanding preferred stock convertible into 46,651 shares of our common stock, options to purchase 1,213,284 shares of our common stock, 36 shares of common stock were issuable upon the settlement of outstanding restricted stock units, or RSUs, and 987,986 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options or upon the settlement of outstanding RSUs generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 4, 2020).
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, and 3.7.
4.2	Specimen Common Stock certificate of Biocept, Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on September 16, 2021).
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

BIOCEPT, INC. (Registrant)

Date: May 12, 2021	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2021	By:	/s/ Timothy C. Kennedy
Timothy C. Kennedy
Chief Financial Officer, Senior Vice President of Operations
(Principal Financial and Accounting Officer)