Form 10-Q
period 2021-06-30
BIOCEPT INC
filed 2021-08-16
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, there were 14,722,958 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2021

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	June 30,
	2020	2021
		(unaudited)
Current assets:
Cash	$14,367,942	$19,451,189
Accounts receivable, net	14,144,911	12,595,694
Inventories, net	1,929,624	3,016,342
Prepaid expenses and other current assets	2,151,527	897,370
Total current assets	32,594,004	35,960,595
Fixed assets, net	2,317,616	2,078,464
Lease right-of-use assets - operating	9,776,349	9,275,168
Lease right-of-use assets - finance	2,337,709	2,850,277
Other non-current assets	425,908	438,776
Total assets	$47,451,586	$50,603,280
Current liabilities:
Accounts payable	$8,364,858	$5,705,805
Accrued liabilities	3,165,669	2,410,939
Current portion of lease liabilities - operating	—	53,741
Current portion of lease liabilities - finance	963,726	1,067,516
Supplier financings	—	416,471
Total current liabilities	12,494,253	9,654,472
Non-current portion of lease liabilities - operating	9,805,361	9,971,046
Non-current portion of lease liabilities - finance	1,459,550	1,625,939
Total liabilities	23,759,164	21,251,457
Commitments and contingencies (see Note 11)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 authorized; 2,111 shares issued and outstanding at December 31, 2020 and June 30, 2021.	—	—
Common stock, $0.0001 par value, 150,000,000 authorized; 13,397,041 issued and outstanding at December 31, 2020; 14,310,606 issued and outstanding at June 30, 2021.	1,340	1,431
Additional paid-in capital	287,217,949	292,105,446
Accumulated deficit	(263,526,867)	(262,755,054)
Total shareholders’ equity	23,692,422	29,351,823
Total liabilities and shareholders’ equity	$47,451,586	$50,603,280

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Operations and Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2021	2020	2021
Net revenues	$917,471	$12,047,166	$2,364,020	$29,803,356
Costs and expenses:
Cost of revenues	2,517,902	7,461,819	5,464,760	16,467,675
Research and development expenses	1,588,716	1,137,614	2,901,392	2,180,339
General and administrative expenses	1,911,239	3,250,859	3,815,672	6,370,663
Sales and marketing expenses	1,333,271	1,944,661	2,798,386	3,867,933
Total costs and expenses	7,351,128	13,794,953	14,980,210	28,886,610
(Loss)/income from operations	(6,433,657)	(1,747,787)	(12,616,190)	916,746
Other expense:
Interest expense	(55,646)	(79,692)	(112,342)	(144,933)
Warrant inducement expense	—	—	(2,102,109)	—
Total other expense	(55,646)	(79,692)	(2,214,451)	(144,933)
(Loss)/income before income taxes	(6,489,303)	(1,827,479)	(14,830,641)	771,813
Income tax expense	—	—	—	—
Net (loss)/income and comprehensive (loss)/income	$(6,489,303)	$(1,827,479)	$(14,830,641)	$771,813
Deemed dividend related to warrants down round provision	—	—	(2,774)	—
Net (loss)/income attributable to common shareholders	$(6,489,303)	$(1,827,479)	$(14,833,415)	$771,813
Weighted-average shares outstanding used in computing net (loss)/income per share attributable to common shareholders:
Basic	12,717,372	13,462,329	10,308,681	13,431,340
Diluted	12,717,372	13,462,329	10,308,681	13,646,789
Net (loss)/income per common share:
Basic	$(0.51)	$(0.14)	$(1.44)	$0.06
Diluted	$(0.51)	$(0.14)	$(1.44)	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2019	5,473,848	$547	2,133	$—	$256,917,285	$(245,717,189)	$11,200,643
Stock-based compensation expense	—	—	—	—	142,964	—	142,964
Shares issued upon exercise of common stock warrants	696,141	70	—	—	2,306,638	—	2,306,708
Shares issued upon cashless exercise of common stock warrants	608,000	61	—	—	(61)	—	—
Deemed dividends related to warrants downround provision	—	—	—	—	2,774	(2,774)	—
Shares issued for March 2, 2020 financing transaction, net of issuance costs	2,300,000	230	—	—	8,565,270	—	8,565,500
Shares issued for March 4, 2020 financing transaction, net of issuance costs	1,600,000	160	—	—	6,093,401	—	6,093,561
Shares issued for exercise of December 2019 overallotment warrants, net of issuance costs	192,750	19	—	—	659,939	—	659,958
Warrant inducement expense	—	—	—	—	2,102,109	—	2,102,109
Net loss	—	—	—	—	—	(8,341,338)	(8,341,338)
Balance at March 31, 2020	10,870,739	$1,087	2,133	$—	$276,790,319	$(254,061,301)	$22,730,105
Stock-based compensation expense	—	—	—	—	194,236	—	194,236
Shares issued upon exercise of common stock warrants	20,584	2	—	—	72,606	—	72,608
Shares issued for April 2020 financing transaction, net of issuance costs	2,230,000	223	—	—	9,577,074	—	9,577,297
Net loss	—	—	—	—	—	(6,489,303)	(6,489,303)
Balance at June 30, 2020	13,121,323	$1,312	2,133	$—	$286,634,235	$(260,550,604)	$26,084,943

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Shareholders’ Equity

(Unaudited)

(Continued)

	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2020	13,397,041	$1,340	2,111	$—	$287,217,949	$(263,526,867)	$23,692,422
Stock-based compensation expense	—	—	—	—	460,201	—	460,201
Shares issued upon exercise of common stock warrants	5,304	—	—	—	18,552	—	18,552
Shares issued upon conversion of preferred stock	23	—	—	—	—	—	—
Shares issued upon exercise of options	194	—	—	—	760	—	760
Net income	—	—	—	—	—	2,599,292	2,599,292
Balance at March 31, 2021	13,402,562	$1,340	2,111	$—	$287,697,462	$(260,927,575)	$26,771,227
Stock-based compensation expense	—	—	—	—	494,330	—	494,330
Shares issued for ATM transaction, net of issuance costs	908,044	91	—	—	3,913,654	—	3,913,745
Net loss	—	—	—	—	—	(1,827,479)	(1,827,479)
Balance at June 30, 2021	14,310,606	$1,431	2,111	$—	$292,105,446	$(262,755,054)	$29,351,823

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2020	2021
Cash Flows from Operating Activities
Net (loss)/income	$(14,830,641)	$771,813
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Depreciation and amortization	477,396	711,099
Amortization of right-of-use assets	(96,962)	720,607
Change in inventory reserve	54,202	(59,901)
Stock-based compensation	337,200	954,531
Warrant inducement expense	2,102,109	—
Loss on disposal of fixed assets	459	3,941
Increase/(decrease) in cash resulting from changes in:
Accounts receivable, net	347,861	1,549,217
Inventory	(259,900)	(1,026,817)
Prepaid expenses and other current assets	11,232	1,876,097
Accounts payable	(4,916)	(1,921,583)
Accrued liabilities	(108,406)	(754,730)
Other non-current assets	—	(12,868)
Net cash (used in)/provided by operating activities	(11,970,366)	2,811,406
Cash Flows from Investing Activities:
Purchases of fixed assets	(35,457)	(831,852)
Net cash used in investing activities	(35,457)	(831,852)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	24,236,358	3,913,745
Proceeds from exercise of common stock warrants	2,379,316	18,552
Proceeds from exercise of stock options	—	760
Proceeds from exercise of overallotment warrants	659,958	—
Payments on finance leases	(311,576)	(623,895)
Payments on supplier and other third-party financings	(206,370)	(205,469)
Net cash provided by financing activities	26,757,686	3,103,693
Net increase in Cash	14,751,863	5,083,247
Cash at Beginning of Period	9,301,406	14,367,942
Cash at End of Period	$24,053,269	$19,451,189
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$112,342	$144,933

Non-cash Investing and Financing Activities:

During the six months ended June 30, 2020 and 2021, Biocept, Inc., or the Company, financed insurance premiums of approximately $567,000 and $622,000, respectively, through third-party financings.

Fixed assets purchased totaling approximately $703,000 and $894,000 during the six months ended June 30, 2020 and 2021, respectively, were recorded as finance lease obligations and were excluded from cash purchases in the Company’s statements of cash flows (see Note 6).

The amount of unpaid fixed assets excluded from cash purchases in the Company’s statements of cash flows were approximately $57,000 at June 30, 2020 and approximately $88,000 at June 30, 2021.

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

The COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, the emergence and impact of variants, vaccinations, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. While the Company experienced increased revenue levels in 2020 and the first half of 2021 related to its COVID-19 testing business and attained net income for the first time in its operating history in the fourth quarter in 2020, and again in the first quarter of 2021, these results are not expected to be indicative of future results.

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

A novel strain of coronavirus, or COVID-19, continues to spread and severely impact the economy of the United States and other countries around the world. Since March 2020, federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home policies, all of which have had, and the Company believes will continue to have, an impact on the Company’s results of operations, financial position, and cash flows. Additionally, beginning during the second quarter of 2020, the Company experienced growing demand for COVID-19 molecular and antibody testing services and has expanded its capacity in order to satisfy such demand. As a result, operating results for the three and six months ended June 30, 2021 may not be indicative of the results that may be expected for the full year.

Significant Accounting Policies

During the three and six months ended June 30, 2021, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

•

Payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with the Centers for Medicare & Medicaid Services, or CMS, and applicable reimbursement contracts established between the Company and payers, unless the patient is a self-pay patient, whereby the Company bills the patient directly after the services are provided.

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

The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more consideration than it originally estimated for a contract with a customer, it will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if the Company subsequently determines that the amount it expects to collect from a customer is less than it originally estimated, it will generally account for the change as a decrease in the estimate of the transaction price as a decrease to revenue, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized. Revenue recognized from changes in transaction prices was not significant during the three and six months ended June 30, 2020 and 2021. Further, although the Company believes that its estimate for contractual allowances and other reserves is appropriate, it is possible that the Company will experience an impact on cash collections as a result of the impact of the COVID-19 pandemic.

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

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the three and six months ended June 30, 2020 and 2021, disaggregated by source and nature, are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2021	2020	2021
Net revenues from contracted payers*	$261,620	$6,920,315	$761,808	$13,234,199
Net revenues from non-contracted payers	579,398	5,058,939	1,396,811	16,400,102
Development services revenues	38,453	33,429	98,782	72,715
Kits and Blood Collection Tubes (BCT)	38,000	34,483	106,619	96,340
Total net revenues	$917,471	$12,047,166	$2,364,020	$29,803,356

*Includes Medicare, Medicare Advantage, and CARES Act as reimbursement amounts are fixed.

Revenues for the three and six months ended June 30, 2021 included $12.0 million and $29.6 million, respectively, in commercial test revenues, including $12.1 million and $29.0 million of revenues attributable to RT-PCR COVID-19 testing.  In addition, during the three months ended June 30, 2021, the Company recorded approximately $1.1 million in additional reserves related to aged account receivable balances, which is reflected as a reduction to net revenues.

	For the three months ended June 30,		For the six months ended June 30,
	2020	2021	2020	2021
Net commercial revenues recognized upon delivery	$841,018	$11,979,254	$2,158,619	$29,634,301
Development services revenues recognized upon delivery	38,453	33,429	98,782	72,715
Kits and Blood Collection Tubes (BCT)	38,000	34,483	106,619	96,340
Total net revenues	$917,471	$12,047,166	$2,364,020	$29,803,356

At December 31, 2020 and June 30, 2021, unbilled account receivables total approximately $4.5 million and $4.3 million, respectively.

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

The Company's third-party payers that represent more than 10% of total net revenues in any period presented, as well as their related net revenue amount as a percentage of total net revenues, during the three and six months ended June 30, 2020 and 2021 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2021	2020	2021
Medicare and Medicare Advantage/CARES Act	30%	57%	34%	44%
Blue Cross Blue Shield	29%	25%	29%	28%

The Company's third-party payers that represent more than 10% of total net accounts receivable, and their related net accounts receivable balance as a percentage of total net accounts receivable, at December 31, 2020 and June 30, 2021 were as follows:

	December 31, 2020	June 30, 2021
Medicare and Medicare Advantage/CARES Act	35%	20%
Blue Cross Blue Shield	24%	29%
United Healthcare	6%	11%

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

2. Liquidity

As of June 30, 2021, the Company had $19.5 million of cash and an accumulated deficit of $262.8 million. For the year ended December 31, 2020 and the six months ended June 30, 2021, the Company incurred a net loss and net income of $17.8 million and $771,813, respectively, and had negative cash flows and cash generated from operations of $19.8 million and $2.8 million, respectively. At June 30, 2021, the Company had aggregate net interest-bearing indebtedness of $3.1 million, of which $1.5 million was due within one year, in addition to $2.4 million of other non-interest-bearing current liabilities. The Company has historically funded its operations through sales of its equity securities.

The COVID-19 testing revenue during 2020 and through the second quarter of 2021, has provided the Company with increased levels of cash inflows from operations, and it is expected to continue, albeit at lower and declining levels, throughout at least the next twelve months.  As a result, the Company believes that based on its current and planned cash usage, along with current COVID-19 testing revenues, its cash balances will support operations through the third quarter of 2022. As such, the Company determined that it is not probable based on projected cash flows that substantial doubt about the Company’s ability to continue as a going concern exists for the one-year period following the date that the financial statements for the three and six months ended June 30, 2021 were issued. The Company’s determination was based on estimates regarding expected COVID-19 testing volumes, which are uncertain and subject to change as more individuals are expected to be vaccinated and as the pandemic subsides.  The Company used all information currently available to make this determination.

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

During the three months ended June 30, 2021, the Company received net cash proceeds of approximately $3.9 million from the sales of 908,044 shares of common stock at a weighted average sale price of $4.67 per share, using the Company’s at-the-market equity facility initiated in May 2021.

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

On May 12, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Sales Agent”), under which the Company may issue and sell from time to time up to $25,000,000 of its common stock through or to the Sales Agent, as sales agent or principal. The issuance and sale of these shares under the Sales Agreement, if any, is subject to the continued effectiveness of the Company’s shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on April 24, 2020. Sales of the Company’s common stock, under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Each time the Company wishes to issue and sell common stock under the Sales Agreement, it notifies the Sales Agent of the number of shares to be issued, the dates on which such sales are anticipated to be made and any minimum price below which sales may not be made. Once the Company has so instructed the Sales Agent, unless the Sales Agent declines to accept the terms of the notice, the Sales Agent has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell such shares up to the amount specified on such terms. The obligations of the Sales Agent under the Sales Agreement to sell the Company’s common stock are subject to a number of conditions that the Company must meet.  The offering of common stock pursuant to the Sales Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the Sales Agreement and (2) termination of the Sales Agreement as permitted therein. The Sales Agreement may be terminated by the Company at any time upon ten days’ notice. The Sales Agent may terminate the Sales Agreement at any time upon ten days’ prior notice.  The Sales Agent is entitled to compensation from the Company at a fixed commission rate equal to 3.0% of the gross sales price per share of any common stock sold under the Sales Agreement.  During the three months ended June 30, 2021, the Company sold and issued 908,044 shares of its common stock at a weighted average purchase price of $4.67 under the Sales Agreement and received net cash proceeds of approximately $3.9 million after deducting sales agent commissions and other offering costs.

4. Fair Value Measurement

The estimated nonrecurring fair value measurements associated with fixed asset purchases recorded as right-of-use asset finance lease obligations totaling approximately $894,000 during the six months ended June 30, 2021 were calculated as the present value of the lease payments based on contractual payment amounts and estimated market rates.  Upon adoption of guidance in ASC Topic 842 Leases, the estimated fair value of the right-of-use operating lease asset was recorded based on the present value of future lease payments based on contractual payment amounts and estimated market rates in effect.

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

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	June 30,
	2020	2021
Inventories
Raw materials	$1,235,620	$2,328,339
Subassemblies	691,126	675,072
Finished goods	2,878	12,931
	$1,929,624	$3,016,342
Fixed Assets
Machinery and equipment	$2,974,320	$3,035,532
Furniture and office equipment	156,987	156,987
Computer equipment and software	2,428,211	2,675,926
Leasehold improvements	570,173	485,360
Construction in process	761,221	17,396
Total fixed assets, gross	6,890,912	6,371,201
Less accumulated depreciation and amortization	(4,573,296)	(4,292,737)
Total fixed assets, net	$2,317,616	$2,078,464
Accrued Liabilities
Accrued payroll	$452,118	$467,451
Accrued vacation	868,557	945,572
Accrued bonuses	1,022,421	619,031
Accrued sales commissions	456,526	220,139
Accrued other	366,047	158,746
Total accrued liabilities	$3,165,669	$2,410,939

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

Finance Leases

The Company leases certain laboratory equipment under arrangements previously accounted for as capital leases, classified on the Company’s balance sheet as fixed assets and related lease liabilities and depreciated on a straight-line basis over the lease term.  Upon adoption of ASC 842, leased equipment previously classified as fixed assets totaling $1.4 million in net book value were reclassified to lease right-of-use assets in accordance with the guidance. The equipment under finance leases is depreciated on a straight-line basis over periods ranging from approximately 3 to 7 years. The total gross value of equipment capitalized under such lease arrangements was approximately $4,639,000 and $5,533,000 at December 31, 2020 and June 30, 2021, respectively. Total accumulated depreciation related to equipment under finance leases was approximately $2,302,000 and $2,683,000 at December 31, 2020 and June 30, 2021, respectively. Total depreciation expense related to equipment under finance leases during the three months ended June 30, 2020 and 2021 was approximately $130,000 and $209,000, and was approximately $274,000 and $381,000 during the six months ended June 30, 2020 and 2021, respectively.

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

During the six months ended June 30, 2021, the Company entered into finance leases for a total capitalized amount of $894,000 for four pieces of equipment.  Under the terms of the financing agreements, which were accounted for as finance lease transactions, the principal balance plus interest for the equipment are to be paid in installments ranging from 36 to 60 monthly installments of $21,330 totaling approximately $1,064,000 through March 2026.

Operating Lease

The Company leases its primary laboratory and office facilities in San Diego, California.  In accordance with the ASC 842 guidance, the facility lease is classified as an operating lease.  From its inception until December 2020, the Company’s primary facilities were located at 5810 Nancy Ridge Road in San Diego, California (Nancy Ridge Facility) and subject to a lease agreement dated March 31, 2004.  The average monthly cash payment for the operating lease was approximately $120,000 per month, and the lease term expired on July 31, 2020, but was extended as stated below. The Company recorded a lease right-of-use asset and lease liability of $1,930,000 and $2,201,000, respectively, as of January 1, 2019, based on present value of payments and an incremental borrowing rate of 4.5%.

On June 5, 2020, the Company entered into a fifth amendment (the “Amendment”) to its lease agreement relating to the Nancy Ridge Facility.  Pursuant to the Amendment, the expiration date of the lease was extended from July 31, 2020 to November 30, 2020.  The monthly base rent during the extended term was the then-current monthly rate paid by the Company.  The Company agreed to pay additional rent and all other charges as set forth in the lease through the expiration date.  Pursuant to the extension of the expiration date of the lease, the Company recorded an additional lease right-of-use asset and lease liability of $482,000. In order to allow the Company adequate time to move its operations to its new facility, the Company entered into an additional extension related to the facility extending the lease until December 11, 2020 at the prorated amount of the then-current rent.

On June 1, 2020, the Company entered into a lease for a 39,000 square foot headquarters, manufacturing and laboratory facility at 9955 Mesa Rim Road in San Diego, California. The lease commenced on December 1, 2020 and is for a term of 127 months from the commencement date.  The lease includes a rent abatement period of seven months, from January 2021 through July of 2021, during which period the Company is exempted from paying the amount of base rent of $111,000. In addition, the lease stipulates an additional two months of lease abatement period in the event that the property is sold within the first six months of the initial lease period. In March 2021, the Company was notified that the original landlord has sold the building, hence the Company is eligible for an additional two months of rent abatement period. In addition, the landlord agreed to pay for certain preapproved leasehold improvement costs through a one-time leasehold improvement allowance of approximately $1,586,000, and an additional leasehold improvement allowance of approximately $1,586,000. The amount of additional leasehold improvement allowance of approximately $1,586,000 is to be paid back to the landlord during the term of the lease by the Company, amortized at an agreed upon annual rate of 7% as an additional rent payment of approximately $18,000 per month. The average monthly cash payment including payment for the additional leasehold improvement allowance for the lease is approximately $140,000 per month with initial monthly lease payments of $128,000 per month.  The Company recorded a lease right-of-use asset and lease liability of $9,776,000 and $9,805,000, respectively, as of December 31, 2020, based on the present value of payments and an incremental borrowing rate of 12%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.  The Company recorded $1,631,000 in other current assets related to reimbursable leasehold improvement costs incurred as of December 31, 2020.  All reimbursable leasehold improvement costs were reimbursed by the landlord as of June 30, 2021.

In addition, the Company reviews agreements at inception to determine if they include a lease, and when they do, uses its incremental borrowing rate or implicit interest rate to determine the present value of the future lease payments.

The following schedule sets forth the components of right-of-use lease assets as of December 31, 2020 and June 30, 2021 as follows:

	December 31,	June 30,
	2020	2021
Lease right-of-use assets:
Operating	9,776,349	$9,275,168
Finance	2,337,709	2,850,277
Total	$12,114,058	$12,125,445

The following schedule sets forth the current portion of operating and finance lease liabilities as of December 31, 2020 and June 30, 2021:

	December 31,	June 30,
	2020	2021
Current portion of lease liability:
Operating	—	$53,741
Finance	963,726	1,067,516
Total	$963,726	$1,121,257

The following schedule sets forth the long-term portion of operating and finance lease liabilities as of December 31, 2020 and June 30, 2021:

	December 31,	June 30,
	2020	2021
Long-term portion of lease liability:
Operating	$9,805,361	$9,971,046
Finance	1,459,550	1,625,939
Total	$11,264,911	$11,596,985

The following schedule represents the components of lease expense for the three and six months ended June 30, 2020 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2021	2020	2021
Lease cost
Finance lease cost
Amortization of right-of-use assets	$129,576	$209,181	$274,106	$381,506
Interest on lease liabilities	50,975	74,751	107,672	139,992
Operating lease cost	318,005	414,384	636,010	829,186
Total	$498,556	$698,316	$1,017,788	$1,350,684

The following schedule sets forth the remaining future minimum lease payments outstanding under finance and operating leases, as well as corresponding remaining sales tax and maintenance obligation payments that are expensed as incurred and due within each respective year ending December 31, as well as the present value of the total amount of the remaining minimum lease payments as of June 30, 2021:

	Finance		Operating
	Minimum	Maintenance and	Minimum
	Lease	Sales Tax Obligation	Lease
	Payments	Payments	Payments
2021	$600,649	$57,777	$442,454
2022	1,020,965	101,578	1,586,210
2023	873,830	85,427	1,629,025
2024	464,328	55,806	1,671,841
Thereafter	209,372	16,184	11,995,434
Total payments	3,169,144	316,772	17,324,964
Less amount representing interest	(475,689)	—	(7,300,177)
Present value of payments	$2,693,455	$316,772	$10,024,787

The following schedule sets forth supplemental cash flow information related to operating and finance leases as of June 30, 2020 and 2021:

	For the six months ended June 30,
	2020	2021
Other information
Operating cash flows from finance leases	$107,672	$139,992
Operating cash flows from operating leases	$732,973	$106,272
Financing cash flows from finance leases	$311,576	$623,895

The aggregate weighted average remaining lease term was 3.11 years on finance leases and 9.92 years on operating leases as of June 30, 2021.  The aggregate weighted average discount rate was 17.66% on finance leases and 12.0% on operating leases as of June 30, 2021.  During the six months ended June 30, 2021, the Company added $894,000 of right of use assets in connection with finance lease liabilities.

7. Stock-Based Compensation

Equity Incentive Plans

The Company maintains the Biocept, Inc. Amended and Restated 2013 Equity Incentive Plan, or the 2013 Plan, which is a successor to the Company’s prior equity incentive plan, the 2007 Equity Incentive Plan, or the 2007 Plan.

At the Company’s annual meeting of stockholders held on July 16, 2021, the Company’s stockholders approved amendments to the 2013 Plan, which included an increase in the number of non-inducement shares of common stock authorized for issuance under the

2013 Plan by 1,300,000 shares. In December 2020, the Company’s board of directors approved an increase of the number of inducement shares of common stock authorized for issuance under the 2013 Plan by 750,000 shares. As of June 30, 2021, 762,421 shares of the Company’s common stock were authorized exclusively for the issuance of stock awards to new employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules.

As of June 30, 2021, under all plans, a total of 1,036,409 non-inducement shares were authorized for issuance, 991,601 shares had been issued with 996,672 non-inducement stock options and restricted stock units, or RSUs, underlying outstanding awards, and 62,125 non-inducement shares were available for grant. As of June 30, 2021, 761,836 inducement shares were authorized for issuance, 413,462 inducement shares had been issued under the 2013 Plan, with 380,222 inducement stock options and RSUs underlying outstanding awards and 381,530 inducement shares were available for grant under the 2013 Plan.

Stock Options

A summary of stock option activity for the six months ended June 30, 2021 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2020	1,078,704	$11.64	9.36
Granted	318,410	$5.17
Exercised	(194)	3.91
Cancelled/forfeited/expired	(72,633)	$13.95
Outstanding at June 30, 2021	1,324,287	$9.90	9.13
Vested and unvested expected to vest at June 30, 2021	1,298,653	$10.00	9.13

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest at December 31, 2020 and June 30, 2021 were each $4,714 and $856.

The assumptions used in the Black-Scholes pricing model for stock options granted during the six months ended June 30, 2021 were as follows:

Stock and exercise prices	$4.52 - $6.03
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	0.52% – 1.15%
Expected life (in years)	5.39 – 5.98
Expected volatility	163.1% - 170.1%

Restricted Stock

A summary of RSU activity for the six months ended June 30, 2021 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2020	36	$4,158
Granted	—	—
Vested and issued	—	—
Forfeited	—	—
Outstanding at June 30, 2021	36	$4,158
Vested and unvested expected to vest at June 30, 2021	36	$4,158

At June 30, 2021, the intrinsic values of RSUs outstanding and RSUs unvested and expected to vest were each approximately $200. Of the 36 RSUs outstanding at June 30, 2021, all were fully vested.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and non-employees on the unaudited condensed statements of operations and comprehensive loss during the periods presented:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2021	2020	2021
Stock Options
Cost of revenues	$30,752	$112,591	$53,565	$206,855
Research and development expenses	29,082	49,771	53,517	94,087
General and administrative expenses	103,345	262,450	197,759	521,813
Sales and marketing expenses	31,057	69,518	32,359	131,776
Total expenses related to stock options	$194,236	$494,330	$337,200	$954,531

As of June 30, 2021, total unrecognized share-based compensation expense related to unvested stock options and RSUs was approximately $4,855,541 and is expected to be recognized over a weighted-average period of approximately 2.66 years.

8. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity for the six months ended June 30, 2021 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2020	997,167	$35.48	3.3
Issued	—	—
Exercised	(5,304)	3.50
Expired	(3,877)	1,170.00
Outstanding at June 30, 2021	987,986	$31.20	2.9

All warrants outstanding at December 31, 2020 and June 30, 2021 are exercisable.

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

The intrinsic value of equity-classified common stock warrants outstanding at December 31, 2020 and June 30, 2021 was $243,000 and $173,000, respectively.

9. Net Loss per Common Share

Basic and diluted net income (loss) per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three and six months ended June 30, 2020 and the three months ended June 30, 2021, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. For the six months ended June 30, 2021, there is net income attributable to common shareholders and, as a result, 256,461 warrants and 582 options in the money were included in the calculation of dilutive weighted average shares.  As these shares were in the money at June 30, 2021, an additional 215,449 shares were included in the calculation of diluted net income per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the six months ended
	June 30,
	2020	2021
Common warrants outstanding	1,506,491	987,986
RSUs outstanding	36	36
Convertible preferred stock outstanding (number of common stock equivalents)	47,139	46,651
Common options outstanding	257,171	1,324,675
Total anti-dilutive common share equivalents	1,810,837	2,359,348

10. Commitments and Contingencies

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any legal proceedings or aware of any threatened legal proceedings that are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

During the three months ended June 30, 2020 and 2021, total expense recorded in the Company’s unaudited condensed statements of operations and comprehensive loss for sales tax and maintenance obligations associated with equipment financing arrangements was approximately $30,000 and $43,000, respectively, with approximately $62,000 and $87,000 recorded during the six months ended June 30, 2020 and 2021, respectively. At December 31, 2020 and June 30, 2021, approximately $75,000 and $79,000, respectively, of such sales tax and maintenance obligations incurred but not paid were recorded in accrued other liabilities in the Company’s balance sheet (see Note 5). Future amounts totaling $316,772 for sales tax and maintenance obligations associated with financed equipment were due under equipment financing arrangements at June 30, 2021, which will be expensed as incurred (see Note 6).

11. Related Party Transactions

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received payments totaling approximately $26,000 and $36,000 during the years ended December 31, 2019 and 2020, respectively, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement.  On December 11, 2019, the Company entered into a First Amendment to Assignment and Exclusive Cross-License Agreement with Aegea pursuant to which the Company obtained a royalty bearing license for a certain patent.  The Company agreed to pay Aegea, effective January 1, 2019, a royalty of 10% on the Company’s sale of research use only, or RUO, and import research use only reagents and kits in the field of oncology, where the sample types are tissue, whole blood, bone marrow, cerebrospinal fluid or derivatives of any of the foregoing.  As of December 31, 2020 and June 30, 2021, the Company has accrued approximately $2,900 and $1,700 for royalty expenses, respectively, related to this arrangement.  On June 3, 2020, the Company entered into a development agreement with Aegea focused on the co-development by Biocept and Aegea of a highly sensitive PCR-based assay designed by Aegea for detecting the COVID-19 virus.  Pursuant to the agreement, the Company will receive compensation for development services performed based on time and materials expended. During the three and six months ended June 30, 2021, the Company recorded development service revenues of approximately $15,000 and $60,000, respectively, and had approximately $22,000 accounts receivable due from Aegea as of June 30, 2021 related to this agreement. In February 2021, the Company entered into a supply agreement with Aegea for a new PCR-based COVID-19 assay kit designed by Aegea and co-developed by Aegea and the Company.  Under the agreement, Aegea will supply the COVID-19 assay kit to the Company for validation in its CLIA-certified, CAP-accredited high-complexity molecular lab and subsequent commercialization of a laboratory developed test (LDT).  In the three and six months ended June 30, 2021, there has been no amounts exchanged under this agreement.

12. Subsequent Events

From June 30, 2021 through the issuance of the financial statements, the Company sold 412,009 shares of its common stock at a weighted average purchase price of $4.14 under the Sales Agreement and received net cash proceeds of approximately $1.7 million after deducting sales agent commissions.

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

Company Overview

We are an early-stage molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor nucleic acid including circulating tumor DNA, or ctDNA, and circulating tumor RNA, or ctRNA, assays using a standard blood sample, or “liquid biopsy.” Effective January 2020, we also adapted and validated this technology for commercial use in cerebrospinal fluid, or CSF, to identify tumor cells that have metastasized to the central nervous system, or CNS, in patients with advanced lung cancer or breast cancer. In April 2021, we rebranded our CSF version of the cell-based Target SelectorTM assay as CNSide™.

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

Our current assays and our planned future assays focus on key solid tumor indications utilizing our Target-SelectorTM liquid biopsy technology platform for the biomarker analysis of CTCs and ctDNA from a standard blood or CSF sample. To distinguish these sample types, we often refer to tumor cells in CSF as CSF-TCs rather than CTCs as the blood and CSF compartments are distinct and separated, and we refer to our CSF assay as CNSideTM. Our patented Target-Selector™ CTC platform assays are based on an internally developed microfluidics-based cell capture and analysis platform, with enabling features that change how information provided by CTC testing is used by clinicians. Our patented Target-Selector™ molecular technology enables detection of mutations and genome alterations with enhanced sensitivity and specificity, and is applicable to nucleic acid from ctDNA, and could potentially be validated for other sample types such as bone marrow, or tissue (surgical resections and/or biopsies). Our Target-Selector™ CTC and molecular platforms provide both biomarker detection as well as monitoring capabilities and require only a patient blood sample or CSF sample to inform treatment decisions. In January 2019, we began offering research use only, or RUO, liquid biopsy kits containing our patented and proprietary ctDNA Target SelectorTM testing for certain specific cancer genes to laboratories and researchers worldwide. In March 2020 we released an update for our RUO EGFR Target SelectorTM Kit which expanded the sample types validated to include both blood and formalin-fixed paraffin-embedded, or FFPE. In March 2020 we also released a RUO BRAF Target SelectorTM   validated for both ctDNA and FFPE.

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

We plan to grow our business by directly offering our CNSideTM and Target-Selector™ liquid biopsy CTC and molecular assays to medical oncologists, neuro-oncologists, and other physicians or heath care providers who treat patients with cancer. Based on our product development data, as well as discussions with our key collaborators, we believe that our planned future assays, particularly those related to CSF, should provide important information and clinical value to physicians.

Following the full commercial launch of our CSF assay, CNSide™, we submitted an initial application for Breakthrough Device Designation to the U.S. Food and Drug Administration (“FDA”). While the initial submission was recently denied, we continue to pursue Breakthrough Device Designation for CNSide™ and are gathering data based on the feedback provided by the FDA to further support the submission. The test is currently marketed as a Lab Developed Test in the Company’s CLIA certified and CAP accredited lab.  CNSide™ is designed to improve the clinical management of patients with suspected metastatic cancer involving the central nervous system.

Using our Target-Selector assays, cells in CSF or blood can be further interrogated to find various molecular alterations or “biomarkers” that can deliver important, actionable information not provided by other assays. For example, the historic diagnostic CTC test is the FDA approved CellSearch® test, which provides CTC enumeration in blood, but it is not FDA approved for use in CSF or to perform biomarker analysis in blood or CSF. We believe our ability to rapidly translate insights about the utility of cytogenetic, immunocytochemical and molecular biomarkers to provide information to medical oncologists, neuro-oncologists, and other physicians for treatment decisions in the clinical setting will improve patient treatment and management, and that these assays will become a key component of the standard of care for personalized cancer treatment.

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

•

RT-PCR COVID-19 Testing. We are currently performing RT-PCR testing for COVID-19 and have received approximately 471,000 samples for processing to date.  We believe that our RT-PCR COVID-19 testing will be an important aspect of our business until the COVID-19 pandemic subsides.

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

In May 2019, we announced the launch of the Oncomine NGS lung cancer panel in collaboration with Thermo Fisher Scientific. We are working to gain payment for our assay with Palmetto MolDx, who is contracted by CMS to vet new technologies and assays.  This means that they must determine that our test is reasonable and necessary for the care of patients diagnosed with late stage Non-Small Cell Lung Cancer.  This is the first step in gaining reimbursement for a proprietary test, and we are in the process of negotiating coding and pricing.  Once that is finalized, Noridian (the Medicare carrier for our region) must review and accept the recommendation for payment from Palmetto.  If they agree with the recommendation from Palmetto MolDx, then Noridian will adopt the payment and reimbursement recommendation or develop their own, and we can then receive payment from Medicare for our lung cancer panel.

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

We launched our RT-PCR COVID-19 testing business during the second quarter of 2020. We have received approximately 471,000 samples for processing through our RT-PCR technology at our laboratory through the date of filing and we believe that performing highly accurate RT-PCR testing for COVID-19 will be an important aspect of our business until the COVID-19 pandemic subsides.

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

In June 2021, we announced a collaboration with Quest Diagnostics to provide laboratory testing services to Quest patients using our Target SelectorTM NGS-based liquid biopsy targeted lung cancer panel.  Quest Diagnostics is the leading provider of diagnostic information services, including advanced diagnostics.

In July 2021, we received a positive final Local Coverage Determination (LCD) that expands Medicare coverage for use of our Target SelectorTM assay to identify the HER2 biomarker from circulating tumor cells (CTCs).  This coverage determination from the Centers for Medicare & Medicaid Services (CMS) Molecular Diagnostics Program (MolDx) was effective July 4, 2021.

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

We have issued patents with broad claims covering our blood collection tube, antibody cocktail approach, microchannel, CTC detection methodologies, and ctDNA analysis. In addition to issued patents in the U.S., we have patents for our proprietary microchannel in China, South Korea, Europe, Hong Kong, Canada and Japan, and for our antibody cocktail in Australia, Europe, Canada, China, Hong Kong and Japan. Our patent estate continues to evolve, and in addition to the broad patent estate around our CTC platform, we also have issued patents in the U.S., Australia, Brazil, Europe, Hong Kong, Japan, China and South Korea for our novel switch blocker technology, solidifying our proprietary enrichment methodology for detecting ctDNA with very high sensitivity. We also have recently issued patents in the U.S. Australia, Japan, and Korea for a unique primer switch technology which can be used for detecting rare genetic alterations, and for improving the performance of PCR based amplification assays. Our CTC platform patents were filed from 2005 through 2012, and we expect to have patent protection into the 2030s. Our CTC patents and applications cover not only cancer as a target, but also prenatal and other rare cells of interest. Recently granted patents in the U.S. cover the capture of any target of interest on any solid surface using our antibody capture approach. The patent for our proprietary specimen collection tubes expires in 2031, and the patents for our ctDNA technology expire in the early 2030s.

As of June 30, 2021, we owned 53 issued patents and have nine patent applications pending related to our core business. Of these, 13 were issued U.S. patents and three were pending patent applications in the U.S., while 40 were issued patents in non-U.S. territories and six were pending patent applications in non-U.S. territories.

Coronavirus (COVID-19) Pandemic

The COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, the emergence and impact of variants, vaccinations, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  We estimate that the COVID-19 pandemic led to an approximate 15 to 25% decline in commercial volume from current customers, and also impacted opportunities for us to gain new customers with the closing of many physician offices and labs.  We are continuing to vigilantly monitor the situation with our primary focus on the health and safety of our employees and clients.

In April 2020, we announced that we verified a COVID-19 molecular diagnostic test and that we would begin accepting physician-ordered testing requests.  The testing volume was initially limited by the national shortage of specimen collection kits.  On June 22, 2020, we announced the availability of 10,000 specimen collection kits for COVID-19 testing for physician ordering.  Collected specimens are shipped to our high-complexity, CLIA-certified, CAP-accredited and BSL-2 safety level laboratory in San Diego with results returned to ordering physicians in an estimated 24 to 48 hours.  We have received approximately 471,000 samples for processing through our RT-PCR technology at our laboratory to date and we believe that performing highly accurate RT-PCR testing for COVID-19 will be an important aspect of our business until the COVID-19 pandemic subsides.

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

In June 2021, we announced a collaboration with CLEARED4, a market leader in pandemic health and safety solutions, to develop a system for tracking and managing COVID-19 testing requirements and test results for our customers.

Results of Operations

Three Months Ended June 30, 2020 and 2021

The following table sets forth certain information concerning our results of operations for the periods shown (dollars in thousands):

	Three months ended June 30,		Change
	2020	2021	$	%
Net revenues	$917	$12,047	$11,130	1,214%
Cost of revenues	2,517	7,462	4,945	196%
Research and development expenses	1,589	1,138	(451)	(28%)
General and administrative expenses	1,911	3,251	1,340	70%
Sales and marketing expenses	1,333	1,945	612	46%
Loss from operations	(6,433)	(1,749)	4,684	(73%)
Interest expense	(56)	(80)	(24)	43%
Loss before income taxes	(6,489)	(1,829)	4,660	(72%)
Income tax expense	—	—	—	0%
Net loss	$(6,489)	$(1,829)	$4,660	(72%)

Net Revenues

Net revenues were approximately $12.0 million for the three months ended June 30, 2021, compared with approximately $917,000 for the same period in 2020, an increase of $11.1 million, with the increase attributable to significant RT-PCR COVID-19 testing volumes during the three months ended June 30, 2021.

Revenues for the three months ended June 30, 2021 included $12.0 million in commercial test revenue, which includes $12.1 million attributable to RT-PCR COVID-19 testing, $33,000 in development services test revenue and $33,000 in revenue for distributed products, Target Selector™ RUO kits, CEE-Sure® blood collection tubes and payments from Aegea for services associated with the development of a COVID-19 assay.  Commercial revenues for the three months ended June 30, 2021 were reduced by $1.1 million as a result of an increase in reserves for aged accounts receivable balances.  Revenues for the three months ended June 30, 2020 included $841,000 in commercial test revenue, $38,000 in development services test revenue and $38,000 from distributed products. The increase in net revenues is due to an increase in overall accession volumes, which is attributable to the COVID-19 testing business, which was launched during the second quarter of 2020, resulting in approximately 104,000 delivered accessions during the three months ended June 30, 2021.

The net estimated revenue per commercial accession delivered during the three months ended June 30, 2021 was $115, based on 104,061 commercial accessions delivered, while during the three months ended June 30, 2020 it was approximately $830, based on 1,013 commercial accessions delivered. The net revenue per commercial accessions delivered decreased primarily due to the high volume of COVID-19 testing which gets reimbursed at a much lower rate than our core commercial testing. The following table sets forth certain information regarding commercial accessions delivered during the three months ended June 30, 2020 and 2021:

	Three months ended June 30,		Change
	2020	2021	# / $	%
# Commercial accessions delivered	1,013	104,061	103,048	*
$ Value estimated per commercial accession delivered	$830	$115	$(715)	(86%)

* Not meaningful due to COVID-19 volume.

Additionally, overall development revenues stayed relatively flat as compared to the same period in the prior year. The net revenue per accession decreased primarily due to the lower average number of biomarkers ordered per test during period as compared to the same period in the prior year as follows:

	Three months ended June 30,		Change
	2020	2021	# / $	%
# Development services accessions delivered	90	140	50	56%
$ Value per development services accession delivered	$427	$239	(188)	(44%)

Costs and Expenses

Cost of Revenues.  Cost of revenues was approximately $7,462,000 for the three months ended June 30, 2021, compared with approximately $2,517,000 for the same period in 2020, representing an increase of $4,945,000, or 196%, primarily resulting from increased revenues related to our RT-PCR COVID-19 testing business.  As we continue to leverage the fixed components of our costs, our cost of revenues as a percentage of net revenues decreased by approximately 213% for the three months ended June 30, 2021 as compared to the same period in the prior year. Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, shipping and other direct costs, as well as equipment depreciation and software amortization expenses.

Research and Development Expenses. Research and development expenses were approximately $1,138,000 for the three months ended June 30, 2021, compared with approximately $1,589,000 for the same period in 2020, representing a decrease of $451,000, or 28%. The decrease was primarily attributable to lower facilities and cost of revenue allocations to research and development during the three months ended June 30, 2021. Research and development expenses are comprised of, but not limited to, personnel costs, material, shipping and other direct costs, computer and laboratory equipment maintenance and facility related costs.

General and Administrative Expenses. General and administrative expenses were approximately $3,251,000 for the three months ended June 30, 2021, compared with approximately $1,911,000 during the same period in 2020, representing an increase of $1,340,000 or 70% as compared to the same period in the prior year. The increase was primarily due to headcount additions and other costs related to COVID-19 testing. General and administrative expenses are comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1,945,000 for the three months ended June 30, 2021 compared with approximately $1,333,000 for the same period in 2020, an increase of $612,000, or 46%. The increase was primarily attributable to higher sales commissions due to higher revenues during the current period.  Sales and marketing expenses are comprised of, but not limited to, personnel costs, which include commissions, trade show and other marketing related expenses, as well as office and other costs.

Interest Expenses.  Interest expenses were approximately $80,000 for the three months ended June 30, 2021 compared with approximately $56,000 for the same period in 2020, an increase of $24,000 or 43% reflecting interest recognized on new leases initiated during the year.

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

We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future, however, we believe multiple ownership changes likely occurred. As a result, we have estimated that the use of our net operating losses is limited and the remaining net operating loss carryforwards and research and development credits we estimate can be used in the future remain fully offset by a valuation allowance to reduce the net asset to zero.

Results of Operations

Six Months Ended June 30, 2020 and 2021

The following table sets forth certain information concerning our results of operations for the periods shown (dollars in thousands):

	Six months ended June 30,		Change
	2020	2021	$	%
Net revenues	$2,364	$29,803	$27,439	1,161%
Cost of revenues	5,465	16,468	11,003	201%
Research and development expenses	2,902	2,180	(722)	(25%)
General and administrative expenses	3,816	6,371	2,555	67%
Sales and marketing expenses	2,798	3,868	1,070	38%
Loss/income from operations	(12,617)	916	13,533	(107%)
Interest expense	(113)	(145)	(32)	28%
Warrant inducement expense	(2,102)	—	2,102	(100%)
Loss/income before income taxes	(14,832)	771	15,603	(105%)
Income tax expense	—	—	—	0%
Net loss/income	$(14,832)	$771	$15,603	(105%)

Net Revenues

Net revenues were approximately $29.8 million for the six months ended June 30, 2021, compared with approximately $2.4 million for the same period in 2020, an increase of $27.4 million, with the increase attributable to significant RT-PCR COVID-19 testing volumes during the six months ended June 30, 2021.

Revenues for the six months ended June 30, 2021 included $29.6 million in commercial test revenue, which includes $29.0 million attributable to RT-PCR COVID-19 testing, $73,000 in development services test revenue and $95,000 in revenue for distributed products, Target Selector™ RUO kits, CEE-Sure® blood collection tubes and payments from Aegea for services associated with the development of a COVID-19 assay.  Commercial revenues for the six months ended June 30, 2021 were reduced by $1.1 million as a result of an increase in reserves for aged accounts receivable balances. Revenues for the six months ended June 30, 2020 included $2.2 million in commercial test revenue, $99,000 in development services test revenue and $107,000 from distributed products. The increase in net revenues is due to an increase in overall accession volumes, which is attributable to the COVID-19 testing business, which was launched during the second quarter of 2020, resulting in approximately 245,000 delivered accessions during the six months ended June 30, 2021.

The net estimated revenue per commercial accession delivered during the six months ended June 30, 2021 was $121, based on 245,401 commercial accessions delivered, while during the six months ended June 30, 2020 it was approximately $1,063, based on 2,031 commercial accessions delivered. The net revenue per commercial accessions delivered decreased primarily due to the high volume of COVID-19 testing which gets reimbursed at a much lower rate than our core commercial testing. The following table sets forth certain information regarding commercial accessions delivered during the six months ended June 30, 2020 and 2021:

	Six months ended June 30,		Change
	2020	2021	# / $	%
# Commercial accessions delivered	2,031	245,401	243,370	*
$ Value estimated per commercial accession delivered	$1,063	$121	$(942)	(89%)

* Not meaningful due to COVID-19 volume.

Additionally, overall development revenues stayed relatively flat as compared to the same period in the prior year. The net revenue per accession decreased primarily due to the lower average number of biomarkers ordered per test during period as compared to the same period in the prior year as follows:

	Six months ended June 30,		Change
	2020	2021	# / $	%
# Development services cases delivered	240	235	(5)	(2%)
$ Value per development services accession delivered	$412	$309	$(103)	(25%)

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $16,468,000 for the six months ended June 30, 2021 compared to approximately $5,465,000 for the same period in 2020, representing an increase of $11,003,000, or 201% primarily resulting from increased revenues related to our RT-PCR COVID-19 testing business.  As we continue to leverage the fixed components of our costs, our cost of revenues as a percentage of net revenues decreased by approximately 175.9% for the six months ended June 30, 2021 as compared to the same period in the prior year. Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, shipping and other direct costs, as well as equipment depreciation and software amortization expenses.

Research and Development Expenses. Research and development expenses were approximately $2,180,000 for the six months ended June 30, 2021, compared with approximately $2,902,000 for the same period in 2020, a decrease of $722,000, or 25%. The decrease was primarily attributable to lower facilities and cost of revenue allocations to research of development during the six months ended June 30, 2021. Research and development expenses are comprised of, but not limited to, personnel costs, material, shipping and other direct costs, computer and laboratory equipment maintenance and facility related costs.

General and Administrative Expenses. General and administrative expenses were approximately $6,371,000 for the six months ended June 30, 2021, compared with approximately $3,816,000 during the same period in 2020, an increase of $2,555,000, or 67%. The increase was primarily due to headcount additions and other costs related to COVID-19 testing. General and administrative expenses are comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $3,868,000 for the six months ended June 30, 2021 compared with approximately $2,798,000 for the same period in 2020, an increase of $1,070,000, or 38%. The increase was primarily attributable to higher sales commissions due to higher revenues during the current period.  Sales and marketing expenses are comprised of, but not limited to, personnel costs, which include commissions, trade show and other marketing related expenses, as well as office and other costs.

Interest Expenses.  Interest expenses were approximately $145,000 for the six months ended June 30, 2021 compared with approximately $113,000 for the same period in 2020 reflecting interest recognized on new leases initiated during the year.

Warrant Inducement Expense.  There was no warrant inducement expense recognized in the six months ended June 30, 2021 compared to approximately $2,102,000 for the same period in 2020.  Warrant inducement expense was recognized in the first quarter of 2020 related to the fair value of the inducement warrants issued in January 2020 and warrant modification costs.

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

We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future, however, we believe multiple ownership changes likely occurred. As a result, we have estimated that the use of our net operating losses is limited and the remaining net operating loss carryforwards and research and development credits we estimate can be used in the future remain fully offset by a valuation allowance to reduce the net asset to zero.

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (dollars in thousands):

	Six months ended June 30,
	2020	2021
Cash provided by/ (used in):
Operating activities	$(11,970)	$2,811
Investing activities	(35)	(832)
Financing activities	26,758	3,104
Net increase in cash	$14,753	$5,083

Cash Provided/Used in Operating Activities. Net cash provided by operating activities was $2.8 million for the six months ended June 30, 2021, compared to net cash used in operating activities of $12.0 million for the same period in 2020. The net decrease in cash used was primarily related to revenues generated from our COVID-19 testing business during the first half of 2021.

Cash Used in Investing Activities. Net cash used in investing activities of approximately $832,000 and $35,000 during the six months ended June 30, 2021 and 2020, respectively, was related to purchases of fixed assets.

Cash Provided by Financing Activities. Net cash provided by financing activities was $3.1 million for the six months ended June 30, 2021, compared to net cash provided by financing activities of $26.8 million for the same period in 2020. Our primary sources of cash from financing activities during the six months ended June 30, 2021 consisted of $3.9 million in net proceeds from our sale of common stock from our at-the-market equity facility, partially offset by $624,000 of payments related to finance leases for equipment used in our laboratory operations, and $205,000 of payments related to supplier and other third party financing transactions. Our primary sources of cash from financing activities during the six months ended June 30, 2020 consisted of $660,000 in net proceeds from exercise of overallotment warrants from the December 2019 warrants in January 2020, net proceeds of $24.2 million from our sale of common stock in three financing transactions in March and April 2020, and $2.4 million in proceeds from exercise of common stock warrants.  Net proceeds from financing transactions were partially offset by $0.5 million of principal payments made on finance leases and indebtedness.

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

In January 2020, we completed a Warrant Exercise Inducement offering and received net proceeds of approximately $2.3 million, as well as an additional $700,000 from the underwriter exercising its overallotment warrants from the December 2019 underwritten financing transaction. In addition, as inducement for these exercises, we issued 692,725 warrants to purchase shares of common stock at $3.495 per share.  The warrants are exercisable on the six-month anniversary of issuance and expire five years following the date first exercisable.  On March 2, 2020, we sold and issued 2,300,000 shares of our common stock at a purchase price of $4.00 per share in a registered direct offering and received net proceeds of approximately $8.6 million, after deducting placement agent fees and other expenses.  On March 4, 2020, we sold and issued 1,600,000 shares of our common stock at a purchase price of $4.10 per share in a registered direct offering and received net cash proceeds of approximately $6.1 million after deducting placement agent fees and other expenses.  On April 16, 2020, we sold and issued 2,230,000 shares of our common stock at a purchase price of $4.60 per share in a registered direct offering and received net cash proceeds of approximately $9.6 million, after deducting placement agent fees and other expenses. During the three months ended June 30, 2021, we received net cash proceeds of approximately $3.9 million from the sales of 908,044 shares of our common stock at a weighted average sale price of $4.67 per share, using the Company’s at-the-market equity facility initiated in May 2021.

As of June 30, 2021, our cash totaled $19.5 million. The COVID-19 testing revenue during 2020 and through the second quarter of 2021, has provided us with increased levels of cash inflows from operations, and it is expected to continue, albeit at lower and declining levels, throughout at least the next twelve months.  As a result, we believe that based on our current and planned cash usage, along with current COVID-19 testing revenues, our cash balances will support our operations through the third quarter of 2022. As such, we determined that it is not probable based on projected cash flows that substantial doubt about our ability to continue as a going concern exists for the one-year period following the date that the financial statements for the quarter ended June 30, 2021 were issued. The COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. While the Company experienced increased revenue levels in 2020 related to its COVID-19 testing business and attained net income for the first time in its operating history in the fourth quarter in 2020, and then again in the first quarter in 2021, these results are not expected to be indicative of future results as the COVID-19 pandemic subsides.

In May 2020, the SEC declared effective a shelf registration statement filed by us. The shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $100.0 million.

In May 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Sales Agent”), under which we may issue and sell from time to time up to $25,000,000 of our common stock through or to the Sales Agent, as sales agent or principal. Any sale of shares of our common stock under the Sales Agreement will be made under our shelf registration statement on Form S-3, which was declared effective by the SEC in May 2020. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Each time we wish to issue and sell common stock under the Sales Agreement, we notify the Sales Agent of the number of shares to be issued, the dates on which such sales are anticipated to be made and any minimum price below which sales may not be made. Once we have so instructed the Sales Agent, unless the Sales Agent declines to accept the terms of the notice, the Sales Agent has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell such shares up to the amount specified on such terms. The obligations of the Sales Agent under the Sales Agreement to sell our common stock are subject to a number of conditions that we must meet.  The Sales Agent is entitled to compensation from us at a fixed commission rate equal to 3.0% of the gross sales price per share of any common stock sold under the Sales Agreement.  During the three months ended June 30, 2021, we sold and issued 908,044 shares of our common stock at a weighted average purchase price of $4.67 under the Sales Agreement and received net cash proceeds of approximately $3.9 million after deducting sales agent commissions.  As of June 30, 2021, $21.1 million of our common stock remained available for sale under the Sales Agreement.

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

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	We are an early-stage molecular oncology diagnostics company with a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability.
•	We need to raise additional capital to continue as a going concern.
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

•	Our business is subject to risks arising from pandemic and epidemic diseases, such as the COVID-19 pandemic.
•	We expect to continue to incur significant expenses to develop and market products and diagnostic assays, which could make it difficult for us to achieve and sustain profitability.
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

We have historically incurred substantial net losses, including a net loss of $17.8 million for the year ended December 31, 2020. While for the first time in our operating history we have generated net income in the fourth quarter of 2020 and also had net income in the first quarter of 2021, both from our  revenues from COVID-19 testing, it is expected that once the COVID-19 pandemic subsides, that we will continue to incur net losses and negative cash flows from operations for the foreseeable future. At June 30, 2021, our accumulated deficit was approximately $262.8 million. Before 2008, we were pursuing a business plan relating to fetal genetic disorders and other fields, all of which were unrelated to cancer diagnostics. The portion of our accumulated deficit that relates to the period from inception through December 31, 2007 is approximately $66.5 million.

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

We expect to continue to incur losses for the foreseeable future and will have to raise additional capital to fund our planned operations and to meet our long-term business objectives. However, the COVID-19 testing revenue during 2020 and through the second quarter of 2021, has provided the Company with increased levels of cash inflows from operations, and it is expected to continue, albeit at lower and declining levels, throughout at least the next twelve months.  Until we can generate significant cash from operations, including product and assay revenues, we expect to continue to fund our operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. General market conditions resulting from ongoing issues arising from the COVID-19 pandemic, as well as market conditions affecting companies in the life sciences industry in general, may make it difficult for us to obtain financing from the capital markets on attractive terms, or at all.  Failure to raise additional capital in sufficient amounts would significantly impact our ability to continue as a going concern. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.

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

*Our business is subject to risks arising from pandemic and epidemic diseases, such as the COVID-19 pandemic.

A pandemic, including COVID-19 or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, courier delivery services and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities.  The continued spread of COVID-19 and the measures taken by state and local governments could disrupt the supply chain of material needed for our assays, interrupt our ability to receive samples, impair our ability to perform or deliver the results from our tests, impede patient movement or interrupt healthcare services causing a decrease in test volumes, delay coverage decisions from Medicare and third party payers, delay ongoing and planned clinical trials involving our tests and have a material adverse effect on our business, financial condition and results of operations. We estimate that the COVID-19 pandemic led to an approximate 15 to 25% decline in oncology commercial volume from current customers for the year ended December 31, 2020, and also impacted opportunities for us to gain new customers due to the temporary closing of many physician offices and labs.  Beginning the week of March 16, 2020, much of our workforce began working from home either all or substantially all of the time, except for staff in our clinical laboratory and manufacturing operations. The ongoing COVID-19 pandemic has resulted in a number of restrictions to reduce the spread of the disease, including executive orders in California, and several other state and local orders across the country, which, among other things, directed individuals to shelter at their places of residence, directed schools, businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings, and ordered cessation of non-essential travel. In some places, these orders have been lifted whereas other locations continue to be subject to restrictions. The emergence of new variants of the SARS-CoV-2 virus raises the possibility that recurring cycles of restrictions will be imposed in the future, notwithstanding vaccination efforts. The effects of state and local stay-at-home orders and our work-from-home policies may negatively impact productivity, disrupt our business and delay our development programs and regulatory timelines and negatively impact our commercial activities, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations due to the COVID-19 pandemic could negatively impact our business, operating results and financial condition.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic continues to have the potential for disruption of global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

We are still in the midst of the COVID-19 pandemic. The ultimate impact of the COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, commercialization efforts, healthcare systems or to the global economy as a whole. These effects could have a material impact on our financial condition and operations. We will continue to monitor the COVID-19 situation closely.

*The successful development of a vaccine for COVID-19 may harm our RT-PCR COVID-19 testing business.

We launched our RT-PCR COVID-19 testing business during the second quarter of 2020. We have received more than 471,000 samples for processing through our RT-PCR technology at our laboratory to date and we believe that performing highly accurate RT-PCR testing for COVID-19 will be an important aspect of our business until the COVID-19 pandemic subsides. During the year ended December 31, 2020, we saw a significant increase in our net revenues due to our substantial COVID-19 testing volumes during that time. In early 2021, the FDA approved multiple COVID vaccines for administration to the public. The ability to effectively and comprehensively administer COVID-19 vaccines across the United Stated will likely impact revenues generated by our RT-PCR COVID-19 testing business, and we will lose much of the revenue generated related to COVID-19 testing once demand for such testing declines. Our RT-PCR COVID-19 testing is done pursuant to an Emergency Use Authorization which will be revoked when the public health emergency is no longer in effect, and we will no longer be able to offer the test under the EUA after such revocation.

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

There are a number of national and regional specialty diagnostic companies, such as Caris Life Sciences and CSI, which are focused on the oncology diagnostic market, who while not currently offering CTC or ctDNA assays are selling to oncologists and pathologists and could develop or offer ctDNA or CTC or assays. In addition large laboratory services companies such as Quest and LabCorp which provide a broad array of cancer diagnostic assays and testing services could also offer CTC or ctDNA based clinical testing services. In June 2021, we announced a collaboration with Quest Diagnostics to provide laboratory testing services to Quest patients for our Target Selector NGS-based liquid biopsy targeted lung cancer panel. However, this collaboration does not prevent Quest from offering or providing testing services that are competitive with our panel.

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

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. For the year ended December 31, 2020 and the six months ended June 30, 2021, our research and development expenses were $5.2 million and $2.2 million, respectively, and our sales and marketing expenses were $6.4 million and $3.9 million, respectively. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current products, assays and services and our planned future products, assays and services, continue to establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we need to generate significant revenues in order to achieve sustained profitability.

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

*If our security measures, or those maintained on our behalf, are compromised now, or in the future, or the security, confidentiality, integrity or availability of our information systems, software, services, networks, communications or data is compromised, limited or fails, our business could experience a material adverse impact, including, without limitation, a material interruption to our operations, harm to our reputation, significant fines, penalties, liability, breach or triggering of data protection laws, policies, or other data protection obligations, or a loss of customers or sales.

In the ordinary course of our business, we may collect, process, store and transmit proprietary, confidential and sensitive information, personal data (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. Additionally, we depend on information technology and telecommunications systems for significant aspects of our operations. In addition, our third-party billing software provider depends upon telecommunications and data systems provided by outside vendors and information we provide on a regular basis. These information technology and telecommunications systems support a variety of functions, including assay processing, sample tracking, quality control, customer service and support, billing and reimbursement, research and development activities and our general and administrative activities.

Despite the implementation of security measures, however, our infrastructure, or the infrastructure of third parties upon whom we rely (including the Internet and related systems), may be vulnerable to physical break-ins, fires, telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, and similar disruptive problems. Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase.  These threats are becoming increasingly difficult to detect. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), personnel misconduct or error, employee theft or misuse, denial-of-service attacks (such as credential stuffing), and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We may also be the subject of phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware or other similar issues.  Additionally, ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments).  Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services.  Despite the security controls we have in place, such attacks are very difficult to avoid. Additionally, due to the COVID-19 pandemic and our remote workforce, there is an increased risk to our information technology assets and data. We may expend significant resources, fundamentally change our business activities and practices, or modify our operations in an effort to protect against security incidents and to mitigate, detect and remediate actual and potential vulnerabilities.

Any of the aforementioned threats and other similar attacks, disruptions or accidents could cause a security incident, which, in turn, could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our customers’ data, or disrupt our ability to provide our platform or our service providers’ ability to support our services or develop or deliver our products. For example, despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from processing assays, providing assay results to medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists, other physicians, billing payers, processing reimbursement appeals, handling patient or physician inquiries, conducting research and development activities and managing the administrative aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business. Furthermore, if we or any third party upon whom we rely experience a security incident, or are perceived to have experienced a security incident, it could result in: government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data (which could impact our ability to conduct tests or develop our products); or orders to destroy or not use personal data. Further, individuals or other relevant stakeholders could sue us for our actual or perceived failure to comply with our security obligations including, without limitation, in class action litigation. Security incidents could also result in indemnity obligations, negative publicity and financial loss. Security incidents and vulnerabilities may cause some of our customers and users to stop using our services and our failure, or perceived failure, to meet expectations with regard to the security, integrity, availability and confidentiality of our systems and sensitive data could damage our reputation and affect our ability to retain customers, attract new customers and grow our business. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, contracts, policies or data other protection obligations related to information security or security incidents.

Applicable data protection laws, contracts, policies and other data protection obligations may require us to notify relevant stakeholders of security including affected individuals, customers, regulators, the media and others. For example, HIPAA, as amended by HITECH and subsequently by the final omnibus rule adopted in 2013, imposes notification requirements on covered entities in the event that certain health information has been used, accessed or disclosed without authorization. Additionally, all fifty states have laws requiring notification of affected individuals and/or state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose additional data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Disclosures following a security incident may be costly, and the disclosure or the failure to comply with such requirements could lead to material adverse impacts such as negative publicity, loss of customer confidence in our services or security measures, investigations and private or government claims.

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

Although some of these provisions may negatively impact payment rates for clinical laboratory tests, the ACA also extends coverage to over 30 million previously uninsured people, which resulted in an increase in the demand for our current assays and our planned future assays. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties effective January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain ACA-mandated fees, including but not limited the Medical Device Excise Tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Protecting Access to Medicare Act of 2014, or PAMA, was signed to law, which, among other things, significantly altered the current payment methodology under the Medicare Clinical Laboratory Fee Schedule, or CLFS. Beginning in 2017 and every three years thereafter (or annually in the case of advanced diagnostic laboratory tests), applicable clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic laboratory test that it furnishes during the specified time period. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Effective January 1, 2018, the Medicare payment rate for each clinical diagnostic laboratory test is equal to the weighted median amount for the test from the most recent data collection period. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. The PAMA rate changes to our tests that were impacted did not materially affect our payments beginning in 2018; however, we cannot predict how this may change future payment in coming years. In January 2020, CMS announced that data reporting for clinical diagnostic laboratory tests was delayed by one year. Additionally, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which was signed into law in March 2020 and was designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, further delayed the reporting period. The next data reporting period is now January 1, 2022 through March 31, 2022 and will be based on the data collection period of January 1, 2019 through June 30, 2019. CMS further clarified that reporting will resume on a three-year cycle thereafter (i.e. 2025, 2028, etcetera).  In addition, CMS updated the statutory phase-in provisions such that, for 2020, the rates for clinical diagnostic laboratory tests may not be reduced by more than 10% of the rates for 2019. Pursuant to the CARES Act, the statutory phase-in of payment reductions has been extended through 2024, with a 0%

reduction cap for 2021, and a 15% reduction cap for each of 2022, 2023, and 2024. It is unclear what impact new quality and payment programs or new pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations, or cash flows.

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

We cannot predict whether future health care initiatives will be implemented at the federal or state level, particularly in light of the new presidential administration, or how any future legislation or regulation may affect us. For example, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. The expansion of government’s role in the U.S. health care industry, and changes to the reimbursement amounts paid by Medicare and other payers for our current assays and our planned future assays, may reduce our profits, if any, and have a materially adverse effect on our business, financial condition, results of operations and cash flows. Moreover, Congress has proposed on several occasions to impose a 20% coinsurance payment requirement on patients for clinical laboratory tests reimbursed under the CLFS, which would require us to bill patients for these amounts. In the event that Congress were to ever enact such legislation, the cost of billing and collecting for our assays could often exceed the amount actually received from the patient.

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

Approximately 51% and 44% of total net revenues during the year ended December 31, 2020 and the six months ended June 30, 2021, respectively, were associated with Medicare and CARES Act reimbursement. Approximately 20% and 28% of total net revenues during the year ended December 31, 2020 and the three months ended June 30, 2021, respectively, were associated with Blue Cross Blue Shield reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare and Blue Cross Blue Shield covered-portions of our current assays and our planned future assays would, without such contracted payer reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our assays. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our assays. The previous MAC for California, Palmetto, which is contracted with CMS to administer the Molecular Diagnostic Services, or MolDx, program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our assays is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 86% and 89% of all billable cases received, excluding COVID-19 testing cases, during the year ended December 31, 2020 and the six months ended June 30, 2021, respectively, relate to our Target-Selector™ biomarker assays, we continue to receive orders for traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. The CTC enumeration counts disease burden and is a prognostic assay, and although valuable, it does not meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector™ assays.

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

*We may not receive breakthrough device designation by the FDA for our Target-Selector CSF Assay, and even if we do, such designation may not lead to a faster development, regulatory review or clearance process, and it may not increase the likelihood that the assay will receive marketing authorization from the FDA.

Following the full commercial launch of our CSF assay, CNSide™, we submitted an initial application for Breakthrough Device Designation to the FDA in the second quarter of 2021. While that initial submission was denied, we intend to continue to pursue Breakthrough Device Designation for CNSide™ and are gathering data based on the feedback provided by the FDA to further support the submission. The FDA’s breakthrough devices program is a voluntary program for certain medical devices that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. The goal of the program is to provide patients and healthcare providers with timely access to these medical devices by speeding up their development, assessment and review, while preserving the statutory standards for premarket approval, 510(k) clearance and de novo marketing authorization, consistent with the FDA’s mission to protect and promote public health.

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

*Complying with numerous regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

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

•

the federal Physician Payments Sunshine Act requirements under the ACA, which require certain manufacturers of drugs, devices, biologics and medical supplies to report to CMS information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and certain physician ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives during the previous year; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers.

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

*We are or may become subject to stringent and changing privacy laws, regulations and standards as well as policies, contracts and other obligations related to data privacy and security, including laws and regulations related to health information. We may expend significant resources to comply and any failure or perceived failure to comply with such obligations could result in enforcement or litigation (which could result in material criminal and civil penalties), a disruption of the development or delivery of our products and services, reputational harm or other adverse effects.

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share personal data and other sensitive information, including but not limited to proprietary and confidential business information, trade secrets, intellectual property, health information and sensitive third-party information. Accordingly, we are, or may become, subject to numerous federal, state, local and international data privacy and security laws, regulations, guidance and industry standards, including laws that specifically regulate health information, as well as external and internal privacy and security policies, contracts and other obligations that apply to the processing of personal data by us and on our behalf.

For example, HIPAA, as amended by HITECH, and the respective implementing regulations, imposes limitations on the use and disclosure of an individual’s healthcare information by certain healthcare providers, healthcare clearinghouses, and health insurance plans, collectively referred to as covered entities, and also grants individuals rights with respect to their health information. HIPAA also imposes compliance obligations and corresponding penalties for non-compliance on individuals and entities that provide services involving the creation, receipt, maintenance or transmission of individually identifiable health information for or on behalf of covered entities, collectively referred to as business associates as well as their covered subcontractors. HITECH also made significant increases in the penalties for improper use or disclosure of an individual’s health information under HIPAA and extended enforcement authority to state attorneys general.

HHS has issued privacy regulations that regulate the use and disclosure of protected health information by covered entities engaging in certain electronic transactions or “standard transactions.” They also set forth certain rights that an individual has with respect to his or her protected health information maintained by a covered entity, including the right to access or amend certain records containing protected health information or to request restrictions on the use or disclosure of protected health information. The HIPAA security regulations establish administrative, physical and technical standards for maintaining the confidentiality, integrity and availability of protected health information in electronic form. These standards apply to covered entities and also to “business associates” or third parties providing services to covered entities involving the use or disclosure of protected health information. The HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing protected health information. As a result, we may be required to comply with both HIPAA privacy regulations and varying state privacy and security laws.

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

Additionally, states within the United States have enacted data breach notification laws, personal data privacy laws, and consumer protection privacy laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”)  imposes several obligations on covered businesses, including requiring specific disclosures related to a business’s collection, use and sharing of personal data, new operational practices, and requirements to respond to requests from California residents related to their personal data (e.g. requests to understand what personal data is collected, to delete the consumer’s personal data, and to opt out of certain disclosures of personal data). The CCPA provides for significant civil penalties as well as a private right of action for data breaches and statutory damages, which are expected to increase data breach class action litigation and result in significant legal exposure. Although there are limited exemptions for clinical trial data and some other health data under the CCPA, we may be or may become subject to the CCPA and other similar laws, which could impact our business activities.  In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on the retention of personal data, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. In addition, other states have enacted or proposed data privacy laws, which could further complicate the legal landscape.  For example, Virginia recently passed its Consumer Data Protection Act, and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023.

The number and scope of obligations related to data privacy and security, including the complex requirements of HIPAA and HITECH, are rapidly evolving and are subject to changing and potentially in conflict with each other. As a result, preparing for and complying with these obligations requires significant resources and potentially significant changes to our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors, consultants or other third parties that process personal data on our behalf, any of which could have a negative impact on our operations. Adding to the complexity is that our operations are evolving, and the requirements of these laws will apply differently depending on such things as whether or not we bill electronically for our services.

We may publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal data and/or other confidential information. Although we endeavor to comply with our published policies and other documentation, we may at times fail to do so or may be perceived to have failed to do so. Despite our efforts, we may not be successful in achieving compliance if our personnel, partners, or service providers fail to comply with our published policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.

Although we endeavor to comply with our published policies, other documentation, and all applicable privacy and security laws, regulations and guidance, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, third-party collaborators, service providers, contractors or consultants fail to comply with our published policies and documentation. If we fail, or are perceived to have failed, to address or comply with obligations related to data privacy and security, we could face government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data; and orders to destroy or not use personal data.  Individuals or other relevant stakeholders could file claims against us for our actual or perceived failure to comply with our data privacy and security obligations, including, without limitation, in class action litigation. Any of these events could have a material adverse effect on our reputation, business, or financial condition, and could lead to a loss of actual or prospective customers, collaborators or partners; interrupt or stop clinical trials; result in an inability to process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; or require us to revise or restructure our operations. Moreover, such claims, even if we are not found liable, could be expensive and time-consuming to defend and could result in diversion of management’s attention and adverse publicity that could harm our business or have other material adverse effects.

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

*Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

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

Sales of substantial amounts of our common stock or other securities, or the perception that these sales may occur, could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, in May 2020, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $100 million. In May 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Sales Agent”), under which we may issue and sell from time to time up to $25,000,000 of our common stock through or to the Sales Agent, as sales agent or principal. Any sale of shares of our common stock under the Sales Agreement will be made under our shelf registration statement on Form S-3. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. As of June 30, 2021, $21.1 million of our common stock remained available for sale under the Sales Agreement.  Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under this shelf registration statement may cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this shelf registration statement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.

We had outstanding 14,722,958 shares of common stock as of August 12, 2021, most of which are not subject to resale restrictions under Rule 144 of the Securities Act. In addition, as of August 12, 2021, we had outstanding preferred stock convertible into 46,651 shares of our common stock, options to purchase 1,400,031 shares of our common stock, 36 shares of common stock were issuable upon the settlement of outstanding restricted stock units, or RSUs, and 987,986 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options or upon the settlement of outstanding RSUs generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

Certain provisions of our amended certificate of incorporation and amended and restated bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our Board of Directors. For example, Delaware law provides that if a corporation has a classified board of directors, stockholders cannot remove any director during his or her term without cause. These provisions also could limit the price that investors might be willing to pay in the future for our common stock, thereby depressing the market price of our common stock.

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

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 4, 2020).
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7.
4.2	Specimen Common Stock certificate of Biocept, Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 2020).
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
10.1

Controlled Equity OfferingSM Sales Agreement, dated May 12, 2021, by and between Biocept, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 12, 2021).

10.2+	Amended and Restated 2013, Equity Incentive Plan, as amended.
31.1	Certification of Michael Nall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Timothy Kennedy, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Nall, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Timothy Kennedy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.

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

BIOCEPT, INC. (Registrant)

Date: August 16, 2021	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Timothy C. Kennedy
Timothy C. Kennedy
Chief Financial Officer, Senior Vice President of Operations
(Principal Financial and Accounting Officer)