Form 10-Q
period 2021-09-30
BIOCEPT INC
filed 2021-11-15
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, there were 16,842,246 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2021

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	September 30,
	2020	2021
		(unaudited)
Current assets:
Cash	$14,367,942	$27,698,334
Accounts receivable, net	14,144,911	15,972,256
Inventories, net	1,929,624	2,898,325
Prepaid expenses and other current assets	2,151,527	686,330
Total current assets	32,594,004	47,255,245
Fixed assets, net	2,317,616	2,151,806
Lease right-of-use assets - operating	9,776,349	9,150,254
Lease right-of-use assets - finance	2,337,709	2,949,959
Other non-current assets	425,908	438,776
Total assets	$47,451,586	$61,946,040
Current liabilities:
Accounts payable	$8,364,858	$6,087,085
Accrued liabilities	3,165,669	2,584,015
Current portion of lease liabilities - operating	—	404,466
Current portion of lease liabilities - finance	963,726	1,119,178
Supplier financings	—	209,164
Total current liabilities	12,494,253	10,403,908
Non-current portion of lease liabilities - operating	9,805,361	9,856,655
Non-current portion of lease liabilities - finance	1,459,550	1,629,793
Total liabilities	23,759,164	21,890,356
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 authorized; 2,111 shares issued and outstanding at December 31, 2020 and September 30, 2021.	—	—
Common stock, $0.0001 par value, 150,000,000 authorized; 13,397,041 issued and outstanding at December 31, 2020; 16,668,937 issued and outstanding at September 30, 2021.	1,340	1,667
Additional paid-in capital	287,217,949	302,382,024
Accumulated deficit	(263,526,867)	(262,328,007)
Total shareholders’ equity	23,692,422	40,055,684
Total liabilities and shareholders’ equity	$47,451,586	$61,946,040

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Operations and Comprehensive (Loss)/Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2021	2020	2021
Net revenues	$6,586,144	$17,469,502	$8,950,160	$47,272,859
Costs and expenses:
Cost of revenues	5,859,370	10,292,299	11,323,668	26,759,975
Research and development expenses	1,087,741	1,302,893	3,989,133	3,483,232
General and administrative expenses	3,023,337	3,434,349	6,839,467	9,805,012
Sales and marketing expenses	1,434,481	1,938,415	4,232,867	5,806,348
Total costs and expenses	11,404,929	16,967,956	26,385,135	45,854,567
(Loss)/income from operations	(4,818,785)	501,546	(17,434,975)	1,418,292
Other expense:
Interest expense	(59,549)	(74,499)	(171,891)	(219,432)
Warrant inducement expense	—	—	(2,102,109)	—
Total other expense	(59,549)	(74,499)	(2,274,000)	(219,432)
(Loss)/income before income taxes	(4,878,334)	427,047	(19,708,975)	1,198,860
Income tax expense	—	—	—	—
Net (loss)/income and comprehensive (loss)/income	$(4,878,334)	$427,047	$(19,708,975)	$1,198,860
Deemed dividend related to warrants down round provision	—	—	(2,774)
Net (loss)/income attributable to common shareholders	$(4,878,334)	$427,047	$(19,711,749)	$1,198,860
Weighted-average shares outstanding used in computing net (loss)/income per share attributable to common shareholders:
Basic	13,333,427	15,384,469	11,324,289	14,089,537
Diluted	13,333,427	15,625,409	11,324,289	14,330,477
Net (loss)/income per common share:
Basic	$(0.37)	$0.03	$(1.74)	$0.09
Diluted	$(0.37)	$0.03	$(1.74)	$0.08

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

Biocept, Inc.

Condensed Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2020	13,397,041	$1,340	2,111	$—	$287,217,949	$(263,526,867)	$23,692,422
Stock-based compensation expense	—	—	—	—	460,201	—	460,201
Shares issued upon exercise of common stock warrants	5,304	—	—	—	18,552	—	18,552
Shares issued upon conversion of preferred stock	23	—	—	—	—	—	—
Shares issued upon exercise of options	194	—	—	—	760	—	760
Net income	—	—	—	—	—	2,599,292	2,599,292
Balance at March 31, 2021	13,402,562	$1,340	2,111	$—	$287,697,462	$(260,927,575)	$26,771,227
Stock-based compensation expense	—	—	—	—	494,330	—	494,330
Shares issued for ATM transaction, net of issuance costs	908,044	91	—	—	3,913,654	—	3,913,745
Net loss	—	—	—	—	—	(1,827,479)	(1,827,479)
Balance at June 30, 2021	14,310,606	$1,431	2,111	$—	$292,105,446	$(262,755,054)	$29,351,823
Stock-based compensation expense	—	—	—	—	700,512	—	700,512
Shares issued for ATM transaction, net of issuance costs	2,357,988	236	—	—	9,575,140	—	9,575,376
Shares issued upon exercise of options	343	—	—	—	926	—	926
Net income	—	—	—	—	—	427,047	427,047
Balance at September 30, 2021	16,668,937	$1,667	2,111	$—	$302,382,024	$(262,328,007)	$40,055,684

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2020	2021
Cash Flows from Operating Activities
Net (loss)/income	$(19,708,975)	$1,198,860
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	839,794	1,081,854
Amortization of right-of-use assets	(105,534)	1,110,469
Change in inventory reserve	57,350	(132,721)
Stock-based compensation	503,930	1,655,043
Warrant inducement expense	2,102,109	—
(Gain)/loss on disposal of fixed assets	(1,680)	3,941
Increase/(decrease) in cash resulting from changes in:
Accounts receivable, net	(4,427,547)	(1,827,345)
Inventory	(2,605,153)	(835,980)
Prepaid expenses and other current assets	165,353	2,087,137
Accounts payable	3,853,736	(1,619,763)
Accrued liabilities	642,516	(581,654)
Other non-current assets	—	(12,868)
Net cash (used in)/provided by operating activities	(18,684,101)	2,126,973
Cash Flows from Investing Activities:
Purchases of fixed assets	(64,331)	(981,927)
Net cash used in investing activities	(64,331)	(981,927)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	24,193,930	13,489,121
Proceeds from exercise of common stock warrants	2,401,704	18,552
Proceeds from exercise of stock options	—	1,686
Proceeds from exercise of overallotment warrants	659,958	—
Payments on finance leases	(518,190)	(911,237)
Payments on supplier and other third-party financings	(432,435)	(412,776)
Net cash provided by financing activities	26,304,967	12,185,346
Net increase in Cash	7,556,535	13,330,392
Cash at Beginning of Period	9,301,406	14,367,942
Cash at End of Period	$16,857,941	$27,698,334
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$171,891	$219,432
Income taxes	$—	$—

Non-cash Investing and Financing Activities:

During the nine months ended September 30, 2020 and 2021, Biocept, Inc., or the Company, financed insurance premiums of approximately $567,000 and $622,000, respectively, through third-party financings.

Fixed assets purchased totaling approximately $1,073,000 and $1,237,000 during the nine months ended September 30, 2020 and 2021, respectively, were recorded as finance lease obligations and were excluded from cash purchases in the Company’s statements of cash flows (see Note 6).

The amount of unpaid fixed assets excluded from cash purchases in the Company’s statements of cash flows were approximately $173,000 at September 30, 2020 and $147,000 at September 30, 2021.

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

BIOCEPT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The Company, Business Activities and Basis of Presentation

The Company and Business Activities

The Company was founded in California in May 1997 and is a molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell, or CTC, and circulating tumor DNA, or ctDNA, assays utilizing a standard blood sample, or liquid biopsy. The Company’s current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy at diagnosis, progression or for monitoring in order to identify specific resistance mechanisms. Sometimes traditional procedures, such as surgical tissue biopsies, result in tumor tissue that is insufficient and/or unable to provide the molecular subtype information necessary for clinical decisions. The Company’s assays, performed on blood, have the potential to provide more contemporaneous information on the characteristics of a patient’s disease when compared with tissue biopsy and radiographic imaging. Additionally, commencing in October 2017, the Company’s pathology partnership program, branded as Empower TC TM, provides the unique ability for pathologists to participate in the interpretation of liquid biopsy results and is available to pathology practices and hospital systems throughout the United States. Further, sales to laboratory supply distributors of the Company’s proprietary blood collection tubes commenced in June 2018, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world.

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

The COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, the emergence and impact of variants, vaccinations, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. While the Company experienced increased revenue levels in 2020 and the first three quarters of 2021 related to its COVID-19 testing business and attained net income for the first time in its operating history in the fourth quarter in 2020, and again in the first and third quarters of 2021, these results are not expected to be indicative of future results.

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

A novel strain of coronavirus, or COVID-19, continues to spread and severely impact the economy of the United States and other countries around the world. Since March 2020, federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home policies, all of which have had, and the Company believes will continue to have, an impact on the Company’s results of operations, financial position, and cash flows. Additionally, beginning during the second quarter of 2020, the Company experienced growing demand for COVID-19 molecular and antibody testing services and has expanded its capacity in order to satisfy such demand. As a result, operating results for the three and nine months ended September 30, 2021 may not be indicative of the results that may be expected for the full year or in the future.

Significant Accounting Policies

During the three and nine months ended September 30, 2021, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the three and nine months ended September 30, 2020 and 2021, disaggregated by source and nature, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2021	2020	2021
Net revenues from contracted payers*	$3,219,233	$11,280,152	$3,981,041	$24,514,351
Net revenues from non-contracted payers	3,166,101	6,084,183	4,562,909	22,484,286
Development services revenues	46,500	34,091	145,282	106,806
Kits and Blood Collection Tubes (BCT) and other revenues	154,310	71,076	260,928	167,416
Total net revenues	$6,586,144	$17,469,502	$8,950,160	$47,272,859

*Includes Medicare, Medicare Advantage and CARES Act as reimbursement amounts are fixed.

Revenues for the three and nine months ended September 30, 2021 included $17.5 million and $47.2 million, respectively, in commercial test revenues, including $16.5 million and $45.5 million of revenues attributable to RT-PCR COVID-19 testing. In addition, during the nine months ended September 30, 2021, the Company recorded approximately $1.1 million in additional reserves related to aged account receivable balances, which is reflected as a reduction to net revenues.

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2021	2020	2021
Net commercial revenues recognized upon delivery	$6,385,334	$17,364,335	$8,543,950	$46,998,637
Development services revenues recognized upon delivery	46,500	34,091	145,282	106,806
Kits and Blood Collection Tubes (BCT) and other revenues	154,310	71,076	260,928	167,416
Total net revenues	$6,586,144	$17,469,502	$8,950,160	$47,272,859

At December 31, 2020 and September 30, 2021, unbilled account receivables total approximately $4.5 million and $4.6 million, respectively.

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

The Company's third-party payers that represent more than 10% of total net revenues in any period presented, as well as their related net revenue amount as a percentage of total net revenues, during the three and nine months ended September 30, 2020 and 2021 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2021	2020	2021
Medicare and Medicare Advantage/CARES Act	32%	62%	32%	51%
Blue Cross Blue Shield	42%	10%	38%	21%

The Company's third-party payers that represent more than 10% of total net accounts receivable, and their related net accounts receivable balance as a percentage of total net accounts receivable, at December 31, 2020 and September 30, 2021 were as follows:

	December 31, 2020	September 30, 2021
Medicare and Medicare Advantage/CARES Act	35%	28%
Blue Cross Blue Shield	24%	20%

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

2. Liquidity

As of September 30, 2021, cash totaled $27.7 million and the Company had an accumulated deficit of $262.3 million.   For the year ended December 31, 2020 and the nine months ended September 30, 2021, the Company incurred a net loss and net income of $17.8 million and $1.2 million, respectively, and had negative cash flows and cash generated from operations of $19.8 million and $2.1 million, respectively. At September 30, 2021, the Company had aggregate net interest-bearing indebtedness of $3.0 million, of which $1.3 million was due within one year, in addition to $2.6 million of other non-interest-bearing current liabilities. The Company has historically funded its operations through sales of its equity securities.

The COVID-19 testing revenue during 2020 and through the third quarter of 2021, has provided the Company with increased levels of cash inflows from operations, and it is expected to continue, albeit at lower and declining levels, throughout at least the next twelve months.  As a result, the Company believes that based on its current and planned cash usage, along with current COVID-19 testing revenues, its cash balances will support operations through the fourth quarter of 2022. As such, the Company determined that it is not probable based on projected cash flows that substantial doubt about the Company’s ability to continue as a going concern exists for the one-year period following the date that the financial statements for the three and nine months ended September 30, 2021 were issued. The Company’s determination was based on estimates regarding expected COVID-19 testing volumes, which are uncertain and subject to change as more individuals are expected to be vaccinated and as the pandemic subsides. The Company used all information currently available to make this determination.

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

During the nine months ended September 30, 2021, the Company received net cash proceeds of approximately $13.5 million from the sales of 3,266,032 shares of common stock at a weighted average sale price of $4.32 per share, using the Company’s at-the-market equity facility initiated in May 2021.

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

On May 12, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Sales Agent”), under which the Company may issue and sell from time to time up to $25,000,000 of its common stock through or to the Sales Agent, as sales agent or principal. The issuance and sale of these shares under the Sales Agreement, if any, is subject to the continued effectiveness of the Company’s shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on April 24, 2020. Sales of the Company’s common stock, under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Each time the Company wishes to issue and sell common stock under the Sales Agreement, it notifies the Sales Agent of the number of shares to be issued, the dates on which such sales are anticipated to be made and any minimum price below which sales may not be made. Once the Company has so instructed the Sales Agent, unless the Sales Agent declines to accept the terms of the notice, the Sales Agent has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell such shares up to the amount specified on such terms. The obligations of the Sales Agent under the Sales Agreement to sell the Company’s common stock are subject to a number of conditions that the Company must meet.  The offering of common stock pursuant to the Sales Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the Sales Agreement and (2) termination of the Sales Agreement as permitted therein. The Sales Agreement may be terminated by the Company at any time upon ten days’ notice. The Sales Agent may terminate the Sales Agreement at any time upon ten days’ prior notice. The Sales Agent is entitled to compensation from the Company at a fixed commission rate equal to 3.0% of the gross sales price per share of any common stock sold under the Sales Agreement.  During the nine months ended September 30, 2021, the Company sold and issued 3,266,032 shares of its common stock at a weighted average purchase price of $4.32 under the Sales Agreement and received net cash proceeds of approximately $13.5 million after deducting sales agent commissions and other offering costs.

4. Fair Value Measurement

The estimated nonrecurring fair value measurements associated with fixed asset purchases recorded as right-of-use asset finance lease obligations totaling approximately $1,237,000 during the nine months ended September 30, 2021 were calculated as the present value of the lease payments based on contractual payment amounts and estimated market rates. Upon adoption of guidance in ASC Topic 842 Leases, the estimated fair value of the right-of-use operating lease asset was recorded based on the present value of future lease payments based on contractual payment amounts and estimated market rates in effect.

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

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	September 30,
	2020	2021
Inventories
Raw materials	1,235,620	2,102,132
Subassemblies	691,126	769,302
Finished goods	2,878	26,891
	$1,929,624	$2,898,325
Fixed Assets
Machinery and equipment	$2,974,320	$3,051,018
Furniture and office equipment	156,987	160,542
Computer equipment and software	2,428,211	2,806,961
Leasehold improvements	570,173	543,987
Construction in process	761,221	38,229
Total fixed assets, gross	6,890,912	6,600,737
Less accumulated depreciation and amortization	(4,573,296)	(4,448,931)
Total fixed assets, net	$2,317,616	$2,151,806
Accrued Liabilities
Accrued payroll	452,118	267,610
Accrued vacation	868,557	972,817
Accrued bonuses	1,022,421	900,902
Accrued sales commissions	456,526	170,000
Accrued other	366,047	272,686
Total accrued liabilities	$3,165,669	$2,584,015

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

Finance Leases

The Company leases certain laboratory equipment under arrangements previously accounted for as capital leases, classified on the Company’s balance sheet as fixed assets and related lease liabilities and depreciated on a straight-line basis over the lease term.  Upon adoption of ASC 842, leased equipment previously classified as fixed assets totaling $1.4 million in net book value were reclassified to lease right-of-use assets in accordance with the guidance. The equipment under finance leases is depreciated on a straight-line basis over periods ranging from approximately 3 to 7 years. The total gross value of equipment capitalized under such lease arrangements was approximately $4,639,000 and $5,876,000 at December 31, 2020 and September 30, 2021, respectively. Total accumulated depreciation related to equipment under finance leases was approximately $2,302,000 and $2,927,000 at December 31, 2020 and September 30, 2021, respectively. Total depreciation expense related to equipment under finance leases during the three months ended September 30, 2020 and 2021 was approximately $267,000 and $243,000, respectively, and during the nine months ended September 30, 2020 and 2021 was approximately $541,000 and $625,000, respectively.

During the nine months ended September 30, 2020, the Company entered into finance leases for a total capitalized amount of $1,072,000 for laboratory equipment and software.  Under the terms of the financing agreements, which were accounted for as finance lease transactions, the principal balance plus interest for the equipment are to be paid in installments ranging from 12 to 60 monthly installments of approximately $36,322 totaling approximately $1,360,000 through July 2025.

During the nine months ended September 30, 2021, the Company entered into finance leases for a total capitalized amount of $1,237,000 for seven pieces of equipment.  Under the terms of the financing agreements, which were accounted for as finance lease transactions, the principal balance plus interest for the equipment are to be paid in installments ranging from 36 to 60 monthly installments of $31,544 totaling approximately $1,453,000 through March 2026.

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

On June 1, 2020, the Company entered into a lease for a 39,000 square foot headquarters, manufacturing and laboratory facility at 9955 Mesa Rim Road in San Diego, California. The lease commenced on December 1, 2020 and is for a term of 127 months from the commencement date.  The lease includes a rent abatement period of seven months, from January 2021 through July of 2021, during which period the Company is exempted from paying the amount of base rent of $111,000. In addition, the lease stipulates an additional two months of lease abatement period in the event that the property is sold within the first six months of the initial lease period. In March 2021, the Company was notified that the original landlord has sold the building, hence the Company is eligible for an additional two months of rent abatement period. In addition, the landlord agreed to pay for certain preapproved leasehold improvement costs through a one-time leasehold improvement allowance of approximately $1,586,000, and an additional leasehold improvement allowance of approximately $1,586,000. The amount of additional leasehold improvement allowance of approximately $1,586,000 is to be paid back to the landlord during the term of the lease by the Company, amortized at an agreed upon annual rate of 7% as an additional rent payment of approximately $18,000 per month. The average monthly cash payment including payment for the additional leasehold improvement allowance for the lease is approximately $140,000 per month with initial monthly lease payments of $128,000 per month.  The Company recorded a lease right-of-use asset and lease liability of $9,776,000 and $9,805,000, respectively, as of December 31, 2020, based on the present value of payments and an incremental borrowing rate of 12%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.  The Company recorded $1,631,000 in other current assets related to reimbursable leasehold improvement costs incurred as of December 31, 2020.  All reimbursable leasehold improvement costs were reimbursed by the landlord as of September 30, 2021.

In addition, the Company reviews agreements at inception to determine if they include a lease, and when they do, uses its incremental borrowing rate or implicit interest rate to determine the present value of the future lease payments.

The following schedule sets forth the components of right-of-use lease assets as of December 31, 2020 and September 30, 2021 as follows:

	December 31,	September 30,
	2020	2021
Lease right-of-use assets:
Operating	$9,776,349	$9,150,254
Finance	2,337,709	2,949,959
Total	$12,114,058	$12,100,213

The following schedule sets forth the current portion of operating and finance lease liabilities as of December 31, 2020 and September 30, 2021:

	December 31,	September 30,
	2020	2021
Current portion of lease liability:
Operating	$—	404,466
Finance	963,726	1,119,178
Total	$963,726	$1,523,644

The following schedule sets forth the long-term portion of operating and finance lease liabilities as of December 31, 2020 and September 30, 2021:

	December 31,	September 30,
	2020	2021
Long-term portion of lease liability:
Operating	$9,805,361	$9,856,655
Finance	1,459,550	1,629,793
Total	$11,264,911	$11,486,448

The following schedule represents the components of lease expense for the three and nine months ended September 30, 2020 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2021	2020	2021
Lease cost
Finance lease cost
Amortization of right-of-use assets	$266,747	$243,176	$540,853	$624,682
Interest on lease liabilities	56,372	71,397	164,044	211,389
Operating lease cost	357,914	414,384	993,924	1,243,570
Total	$681,033	$728,957	$1,698,821	$2,079,641

The following schedule sets forth the remaining future minimum lease payments outstanding under finance and operating leases, as well as corresponding remaining sales tax and maintenance obligation payments that are expensed as incurred and due within each respective year ending December 31, as well as the present value of the total amount of the remaining minimum lease payments, as of September 30, 2021:

	Finance		Operating
	Minimum	Maintenance and	Minimum
	Lease	Sales Tax Obligation	Lease
	Payments	Payments	Payments
2021 (remaining)	$307,921	29,477	389,317
2022	1,143,530	111,077	1,586,210
2023	996,396	94,926	1,629,025
2024	538,635	61,564	1,671,841
Thereafter	209,368	16,184	11,995,434
Total payments	3,195,850	313,228	17,271,827
Less amount representing interest	(446,879)	—	(7,010,706)
Present value of payments	$2,748,971	$313,228	$10,261,121

The following schedule sets forth supplemental cash flow information related to operating and finance leases as of September 30, 2021:

	For the nine months ended September 30,
	2020	2021
Other information
Operating cash flows from financing leases	$164,044	$211,389
Operating cash flows from operating leases	$1,099,460	$159,409
Financing cash flows from finance leases	$518,190	$911,237

The aggregate weighted average remaining lease term was 2.91 years on finance leases and 9.67 years on operating leases as of September 30, 2021.  The aggregate weighted average discount rate was 18.21% on finance leases and 12.0% on operating leases as of September 30, 2021.  During the nine months ended September 30, 2021, the Company added $1,237,000 of right of use assets in exchange for finance lease liabilities.

7. Stock-Based Compensation

Equity Incentive Plans

The Company maintains the Biocept, Inc. Amended and Restated 2013 Equity Incentive Plan, which is a successor to the 2007 Equity Incentive Plan, or the 2007 Plan.

At the Company’s annual meeting of stockholders held on July 16, 2021, the Company’s stockholders approved amendments to the 2013 Plan, which included an increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 1,300,000 shares. As of September 30, 2021, 762,421 shares of the Company’s common stock were authorized exclusively for the issuance of stock awards to employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules.

As of September 30, 2021, under all plans, a total of 2,336,409 non-inducement shares were authorized for issuance, 1,903,706 shares had been issued with 1,935,820 non-inducement stock options and restricted stock units, or RSUs, underlying outstanding awards, and 354,090 non-inducement shares were available for grant. As of September 30, 2021, 761,836 inducement shares were authorized for issuance, 634,262 inducement shares had been issued under the 2013 Plan, with 597,342 inducement stock options and RSUs underlying outstanding awards and 164,410 inducement shares available for grant under the 2013 Plan.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2021 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2020	1,078,704	$11.64	9.36
Granted	1,558,510	$3.96
Exercised	(537)	$3.14
Cancelled/forfeited/expired	(103,515)	$12.46
Outstanding at September 30, 2021	2,533,162	$6.90	9.39
Vested and unvested expected to vest at September 30, 2021	2,466,880	$6.98	9.39

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest at December 31, 2020 and September 30, 2021 were each $4,714 and $11,074, respectively.

The assumptions used in the Black-Scholes pricing model for stock options granted during the nine months ended September 30, 2021 were as follows:

Stock and exercise prices	$3.62 - $6.03
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	0.52% – 1.15%
Expected life (in years)	5.00 – 5.98
Expected volatility	163.1% - 173.9%

Restricted Stock

A summary of RSU activity for the nine months ended September 30, 2021 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Outstanding at December 31, 2020	36	$4,158
Granted	—	—
Vested and issued	—	—
Forfeited	—	—
Outstanding at September 30, 2021	36	$4,158
Vested and unvested expected to vest at September 30, 2021	36	$4,158

At September 30, 2021, the intrinsic values of RSUs outstanding and RSUs unvested and expected to vest were each approximately $144. Of the 36 RSUs outstanding at September 30, 2021, all were fully vested.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statements of operations and comprehensive loss during the periods presented:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2021	2020	2021
Stock Options
Cost of revenues	$25,352	$184,469	$78,917	$391,324
Research and development expenses	25,397	67,539	78,914	161,626
General and administrative expenses	92,472	343,940	290,231	865,753
Sales and marketing expenses	23,509	104,564	55,868	236,340
Total expenses related to stock options	$166,730	$700,512	$503,930	$1,655,043

As of September 30, 2021, total unrecognized share-based compensation expense related to unvested stock options and RSUs, adjusted for estimated forfeitures, was $8,368,879 and is expected to be recognized over a weighted-average period of approximately 2.71 years.

8. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity for the nine months ended September 30, 2021 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2020	997,167	$35.48	3.3
Issued	—	—
Exercised	(5,304)	3.50
Expired	(3,877)	1,170.00
Outstanding at September 30, 2021	987,986	$31.20	2.6

All warrants outstanding at December 31, 2020 and September 30, 2021 are exercisable.

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

During the nine months ended September 30, 2020, holders exercised their warrants in cashless exercise transactions for 876,772 shares of the Company’s common stock. The intrinsic value of equity-classified common stock warrants outstanding at December 31, 2020 and September 30, 2021 was $243,000 and $128,000, respectively.

9. Net Loss per Common Share

Basic and diluted net income (loss) per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three and nine months ended September 30, 2020, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. For the three and nine months ended September 30, 2021, there is net income attributable to common shareholders and, as a result, 247,761 warrants and 27,762 options in the money were included in the calculation of dilutive weighted average shares.  As these shares were in the money at September 30, 2021, an additional 240,940 shares were included in the calculation of diluted net income per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the three and nine months ended
	September 30,
	2020	2021
Common warrants outstanding	997,171	987,986
RSUs outstanding	36	36
Convertible preferred stock outstanding (number of common stock equivalents)	47,139	46,651
Common options outstanding	254,356	2,533,162
Total anti-dilutive common share equivalents	1,298,702	3,567,835

10. Commitments and Contingencies

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any legal proceedings or aware of any threatened legal proceedings that are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

We are currently in discussions with a former employee and certain current employees regarding disputed claims for certain sales commissions. We are not in agreement with their interpretations or claims and are unable to predict the outcome of this matter. In addition, at this time we cannot reasonably estimate any amount or range of potential expense associated with this matter.

During the three months ended September 30, 2020 and 2021, total expense recorded in the Company’s unaudited condensed statements of operations and comprehensive income/loss for sales tax and maintenance obligations associated with equipment financing arrangements was approximately $29,000 and $41,000, respectively, with approximately $111,000 and $127,000 recorded during the nine months ended September 30, 2020 and 2021, respectively. At December 31, 2020 and September 30, 2021, approximately $75,000 and $80,000, respectively, of such sales tax and maintenance obligations incurred but not paid were recorded in accrued other liabilities in the Company’s balance sheet (see Note 5). Future amounts totaling $313,228 for sales tax and maintenance obligations associated with financed equipment were due under equipment financing arrangements at September 30, 2021, which will be expensed as incurred (see Note 6).

11. Related Party Transactions

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received payments totaling approximately $26,000 and $36,000 during the years ended December 31, 2019 and 2020, respectively, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement. On December 11, 2019, the Company entered into a First Amendment to Assignment and Exclusive Cross-License Agreement with Aegea pursuant to which the Company obtained a royalty bearing license for a certain patent. The Company agreed to pay Aegea, effective January 1, 2019, a royalty of 10% on the Company’s sale of research use only, or RUO, and import research use only reagents and kits in the field of oncology, where the sample types are tissue, whole blood, bone marrow, cerebrospinal fluid or derivatives of any of the foregoing.  As of December 31, 2020 and September 30, 2021, the Company has accrued approximately $2,900 and $2,900 for royalty expenses, respectively, related to this arrangement. On June 3, 2020, the Company entered into a development agreement with Aegea focused on the co-development by Biocept and Aegea of a highly sensitive PCR-based assay designed by Aegea for detecting the COVID-19 virus. Pursuant to the agreement, the Company will receive compensation for development services performed based on time and materials expended. During the three and nine months ended September 30, 2021, the Company recorded development service revenues of approximately $7,500 and $67,000, respectively, and had approximately $7,500 accounts receivable due from Aegea as of September 30, 2021, related to this agreement. In February 2021, the Company entered into a supply agreement with Aegea for a new PCR-based COVID-19 assay kit designed by Aegea and co-developed by Aegea and the Company. Under the agreement, Aegea will supply the COVID-19 assay kit to the Company for validation in its CLIA-certified, CAP-accredited high-complexity molecular lab and subsequent commercialization of a laboratory developed test (LDT). In August 2021, the Company entered into a manufacturing agreement with Aegea. Under the agreement, the Company will manufacture PCR-based molecular assay reagent kits designed by Aegea for detecting the COVID-19 virus. In the three and nine months ended September 30, 2021, there has been no amounts exchanged under either the supply or manufacturing agreements.

12. Subsequent Events

From September 30, 2021 through the issuance of the financial statements, the Company sold 155,000 shares of its common stock at a weighted average purchase price of $4.08 under the Sales Agreement and received net cash proceeds of approximately $615,000 after deducting sales agent commissions.

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

Company Overview

We are a molecular oncology diagnostics company that develops and commercializes proprietary clinical diagnostic laboratory assays designed to identify rare tumor cells and cell-free tumor DNA from either blood or cerebrospinal fluid (CSF).  The identification of circulating tumor cells, or CTCs, and circulating tumor nucleic acid including circulating tumor DNA, or ctDNA, and circulating tumor RNA, or ctRNA, deriving from solid tumors such as breast cancer or lung cancer using a standard blood sample has been described as a “liquid biopsy.”

Effective January 2020, we also adapted and validated this technology for commercial use in cerebrospinal fluid, or CSF, to identify tumor cells that have metastasized to the central nervous system, or CNS, in patients with advanced lung cancer or breast cancer. In April 2021, we rebranded our CSF version of the cell-based Target SelectorTM assay as CNSide™. As the blood and CSF compartments are distinct and separate, to distinguish tumor cells derived from these sample types we often refer to tumor cells in CSF as CSF-TCs rather than CTCs.

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

Our current assays and our planned future assays focus on key solid tumor indications utilizing our Target-SelectorTM liquid biopsy technology platform for the biomarker analysis of CTCs and ctDNA from a standard blood sample or CSF-TCs and cell-free tumor DNA and RNA from a CSF sample. Our patented Target-Selector™ tumor cell platform assays are based on an internally developed microfluidics-based cell capture and analysis platform, with features that enable quantitative tumor cell counts and molecular assays related to these tumor cells, informing clinicians of changes in response to treatment and biomarkers in tumor cells that can inform physician treatment decisions, particularly as the tumor characteristics may change over time with clinical progression or metastasis.

In addition, our patented Target-Selector™ molecular technology enables detection of mutations and genome alterations with enhanced sensitivity and specificity, and is applicable to a broad range of diagnostic applications including detection of tumor-derived cell-free nucleic acid (ctDNA/RNA), and could potentially be validated for other sample types such as bone marrow, or tissue (surgical resections and/or biopsies).

In January 2019, we began offering research use only, or RUO, liquid biopsy kits containing our patented and proprietary ctDNA Target SelectorTM molecular (PCR-based) testing for certain specific cancer genes to laboratories and researchers worldwide. In March 2020 we released an update for our RUO EGFR Target SelectorTM Kit which expanded the sample types validated to include both blood and

formalin-fixed paraffin-embedded, or FFPE. In March 2020 we also released a RUO BRAF Target SelectorTM   validated for both ctDNA and FFPE.

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

The assays we offer and intend to offer are classified as CLIA laboratory developed tests or “LDTs” under CLIA regulations. CLIA certification, and state licensure in California and certain other states under the supervision of a qualified laboratory medical director is required before any clinical laboratory, including ours, may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, or treatment of disease or the assessment of health. In addition, we participate in and have received CAP accreditation, which includes rigorous bi-annual laboratory inspections and requires adherence to specific quality standards.

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

•	licensing our proprietary technology and selling our distributed products, including our BCTs and assay kits, to partners in the United States and abroad.

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

Following the full commercial launch of our CSF assay, CNSide™, we submitted an initial application for Breakthrough Device Designation to the U.S. Food and Drug Administration (“FDA”). While the initial submission in early 2021 was denied, we continue to pursue options related to a future Breakthrough Device Designation for CNSide™ , including pursuit of larger clinical trials that would provide more clinically detailed data to support an FDA filing. The test is currently marketed as a Lab Developed Test in the Company’s CLIA certified and CAP accredited lab.  CNSide™ is designed to improve the clinical management of patients with suspected metastatic cancer involving the central nervous system.  By comparison, the current “standard of care” diagnostic triad of cytology, radiology and clinical examination has significant limitations of both sensitivity and specificity for identifying brain metastasis and response to therapy.

Furthermore, using our CNSide and Target-Selector assays, cells in CSF or blood can be further interrogated to find various molecular alterations or “biomarkers” that can deliver important, actionable information used for better treatment decisions. These molecular alterations, such as HER2 amplification, are not readily provided by other clinical tools unless patients undergo a surgical brain biopsy or biopsy of other metastatic tumor sites, while other competing “liquid biopsy” techniques are also limited. For example, the now historic FDA approved CellSearch® test which provides CTC enumeration in blood, is not approved for use in CSF or to perform biomarker analysis in blood or CSF. Other ctDNA based methods may not reliably capture certain molecular alterations such as copy number variations, including for example HER2 amplification, found in rare tumor cells.

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

•

RT-PCR COVID-19 Testing. We are currently performing RT-PCR testing for COVID-19 and have received more than 640,000 samples for processing to date.  We believe that our RT-PCR COVID-19 testing will be an important aspect of our business until the COVID-19 pandemic subsides.

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

In May 2019, we announced the launch of the Target-Selector™ NGS lung cancer panel. We are working to gain payment for our assay with Palmetto MolDx, who is contracted by CMS to vet new technologies and assays. This means that they must determine that our test is reasonable and necessary for the care of patients diagnosed with late-stage Non-Small Cell Lung Cancer.  This is the first step in gaining reimbursement for a proprietary test, and we are in the process of negotiating coding and pricing. Once that is finalized, Noridian (the Medicare carrier for our region) must review and accept the recommendation for payment from Palmetto.  If they agree with the recommendation from Palmetto MolDx, then Noridian will adopt the payment and reimbursement recommendation or develop their own, and we can then receive payment from Medicare for our lung cancer panel.

In June 2019, we announced launch of the Target-Selector™ NGS breast cancer panel, a multi-gene liquid biopsy panel specifically developed for breast cancer. This panel is being marketed to physicians and cancer researchers for the detection and monitoring of actionable genomic biomarkers associated with breast cancer.

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

We launched our RT-PCR COVID-19 testing business during the second quarter of 2020. We have received more than 640,000 samples for processing through our RT-PCR technology at our laboratory through the date of filing and we believe that performing highly accurate RT-PCR testing for COVID-19 will be an important aspect of our business until the COVID-19 pandemic subsides.

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

In August 2021, we presented data at the Society of NeuroOncology (SNO) Brain Metastasis conference related to our CNSide experience on several non-small cell lung cancer (NSCLC) cases from one institution, the University of Utah.  Recently, we had other abstracts accepted for poster presentation at the upcoming annual November meeting of the Society of Neuro-Oncology (SNO) in Boston and the annual San Antonio Breast Cancer Symposium in December.

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

We are currently contracted with nine preferred provider organization networks, three large health plans, and five regional independent physician associations, and expect to continue to gain contracts to be considered as an “in-network” provider with additional plans.

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

As of September 30, 2021, we owned 53 issued patents and have nine patent applications pending related to our core business. Of these, 13 were issued U.S. patents and three were pending patent applications in the U.S., while 40 were issued patents in non-U.S. territories and six were pending patent applications in non-U.S. territories.

Coronavirus (COVID-19) Pandemic

The COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, the emergence and impact of variants, vaccinations, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  We estimate that the COVID-19 pandemic led to an approximate 15 to 25% decline in commercial volume from current customers for the year ended December 31, 2020, and has also impacted opportunities for us to gain new customers with the closing of many physician offices and labs. We are continuing to vigilantly monitor the situation with our primary focus on the health and safety of our employees and clients.

In April 2020, we announced that we verified a COVID-19 molecular diagnostic test and that we would begin accepting physician-ordered testing requests.  The testing volume was initially limited by the national shortage of specimen collection kits. On June 22, 2020, we announced the availability of 10,000 specimen collection kits for COVID-19 testing for physician ordering. Collected specimens are shipped to our high-complexity, CLIA-certified, CAP-accredited and BSL-2 safety level laboratory in San Diego with results returned to ordering physicians in an estimated 24 to 48 hours.  We have received more than 640,000 samples for processing through our RT-PCR technology at our laboratory to date and we believe that performing highly accurate RT-PCR testing for COVID-19 will be an important aspect of our business until the COVID-19 pandemic subsides.

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

Results of Operations

Three Months Ended September 30, 2020 and 2021

The following table sets forth certain information concerning our results of operations for the periods shown (dollars in thousands):

	Three months ended September 30,		Change
	2020	2021	$	%

Net revenues	$6,586	$17,470	$10,884	165%
Cost of revenues	5,859	10,292	4,433	76%
Research and development expenses	1,088	1,303	215	20%
General and administrative expenses	3,023	3,434	411	14%
Sales and marketing expenses	1,434	1,938	504	35%
(Loss)/income from operations	(4,818)	503	5,321	(110%)
Interest expense	(60)	(74)	(14)	23%
(Loss)/income before income taxes	(4,878)	429	5,307	(109%)
Income tax expense	—	—	—	0%
Net (loss)/income	$(4,878)	$429	$5,307	(109%)

Net Revenues

Net revenues were approximately $17.5 million for the three months ended September 30, 2021, compared with approximately $6.6 million for the same period in 2020, with the increase attributable primarily to RT-PCR COVID-19 testing. Revenues for the three months ended September 30, 2021 included $17.4 million in commercial revenues, with $16.5 million attributable to RT-PCR COVID-19 testing, $34,000 in development services test revenue and $71,000 in revenue for distributed products, Target Selector™ RUO kits, CEE-Sure® blood collection tubes and payments from Aegea for services associated with the development of a COVID-19 assay. Revenues for the three months ended September 30, 2020 included $6.4 million in commercial test revenue, which includes $5.7 million attributable to RT-PCR COVID-19 testing, $47,000 in development services test revenue and $154,000 in revenue for distributed products, Target Selector™ RUO kits, CEE-Sure® blood collection tubes and payments from Aegea Bioscience for services associated with the development of a COVID-19 assay. The increase in net revenues is due to an increase in overall accession volumes, which is attributable to the COVID-19 testing business, which was launched during the second quarter of 2020, resulting in approximately 47,000 and 152,000 delivered accessions during the quarter ended September 30, 2020 and 2021, respectively.

The net estimated revenue per commercial accession delivered during the three months ended September 30, 2021 was $114, based on 152,796 commercial accessions delivered, while during the three months ended September 30, 2020 it was approximately $133, based on 48,109 commercial accessions delivered. The decrease in net revenue per commercial accessions delivered was primarily due to lower payor reimbursement rates recorded on our COVID-19 testing business.

The following table sets forth certain information regarding commercial accessions received during the three months ended September 30, 2020 and 2021:

	Three months ended September 30,		Change
	2020	2021	# / $	%
# Commercial accessions delivered	48,109	152,796	104,687	218%
$ Value estimated per commercial accession delivered	$133	$114	$(19)	(14%)

Additionally, overall development revenues stayed relatively flat as compared to the same period in the prior year. The net revenue per accession decreased primarily due to the lower average number of biomarkers ordered per test during period as compared to the same period in the prior year as follows:

	Three months ended September 30,		Change
	2020	2021	# / $	%
# Development services accessions delivered	113	120	7	6%
$ Value per development services accession delivered	$412	$284	$(128)	(31%)

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $10,292,000 for the three months ended September 30, 2021, compared with approximately $5,859,000 for the same period in 2020, representing an increase of $4,433,000, or 76% primarily resulting from increased revenues related to our RT-PCR COVID-19 testing business.  As we continue to leverage the fixed components of our costs, our cost of revenues as a percentage of net revenues decreased by approximately 30% for the three months ended September 30, 2021 as compared to the same period in the prior year. Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, shipping and other direct costs, as well as equipment depreciation and software amortization expenses.

Research and Development Expenses. Research and development expenses were approximately $1,303,000 for the three months ended September 30, 2021, compared with approximately $1,088,000 for the same period in 2020, an increase of $215,000, or 20%.  The increase is primarily due to higher material and supply costs in the three months ended September 30, 2021 related to materials used in our laboratory to advance our research programs costs as compared to the same period in the prior year. Research and development expenses are comprised of, but not limited to, personnel costs, material, shipping and other direct costs, computer and laboratory equipment maintenance and facility related costs.

General and Administrative Expenses. General and administrative expenses were approximately $3,434,000 for the three months ended September 30, 2021, compared with approximately $3,023,000 during the same period in 2020, an increase of $411,000, or 14%. The increase was primarily due to headcount additions and other costs related to COVID-19 testing. General and administrative expenses are comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1,938,000 for the three months ended September 30, 2021, compared with approximately $1,434,000 for the same period in 2020, an increase of $504,000, or 35%. The increase was primarily attributable to higher sales commissions due to higher revenues during the current period. Sales and marketing expenses are comprised of, but not limited to, personnel costs, which include commissions, trade show and other marketing related expenses, as well as office and other costs.

Interest Expenses. Interest expenses were approximately $74,000 for the three months ended September 30, 2021 compared with approximately $60,000 for the same period in 2020, an increase of $14,000 or 23% reflecting interest recognized on leases initiated since the same period in the prior year.

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

Results of Operations

Nine Months Ended September 30, 2020 and 2021

The following table sets forth certain information concerning our results of operations for the periods shown (dollars in thousands):

	Nine months ended September 30,		Change
	2020	2021	$	%

Net revenues	$8,950	$47,273	$38,323	428%
Cost of revenues	11,324	26,760	15,436	136%
Research and development expenses	3,989	3,483	(506)	(13%)
General and administrative expenses	6,839	9,805	2,966	43%
Sales and marketing expenses	4,233	5,806	1,573	37%
(Loss)/income from operations	(17,435)	1,419	18,854	(108%)
Interest expense	(172)	(219)	(47)	27%
Warrant inducement and other expenses	(2,102)	—	2,102	(100%)
(Loss)/income before income taxes	(19,709)	1,200	20,909	(106%)
Income tax expense	—	—	—	0%
Net (loss)/income	$(19,709)	$1,200	$20,909	(106%)

Net Revenues

Net revenues were approximately $47.3 million for the nine months ended September 30, 2021 compared with approximately $9.0 million for the same period in 2020, with the increase being attributable to significant RT-PCR COVID-19 testing volumes during the nine months ended September 30, 2021.

Revenues for the nine months ended September 30, 2021 included $47.0 million in commercial test revenue, which includes $45.5 million attributable to RT-PCR COVID-19 testing, $107,000 in development services test revenue and $167,000 in revenue for Target Selector™ RUO kits, CEE-Sure blood collection tubes and payments from Aegea Bioscience for services associated with the development of a COVID-19 assay. Commercial revenues for the nine months ended September 30, 2021 were reduced by $1.1 million as a result of an increase in reserves for aged accounts receivable balances. Revenues for the nine months ended September 30, 2020 included $8.5 million in commercial test revenue, which included $5.7 million attributable to RT-PCR COVID-19 testing, $145,000 in development services test revenue and $261,000 in revenue for Target Selector™ RUO kits, CEE-Sure blood collection tubes and payments from Aegea Bioscience for services associated with the development of a COVID-19 assay.  The increase in net revenues is due to an increase in overall accession volumes, which is attributable to the COVID-19 testing business which was launched by the Company during the second quarter of 2020, which resulted in 47,000 and 395,000 billed accessions from RT-PCR COVID-19 testing during the nine months ended September 30, 2020 and 2021, respectively.

The net estimated revenue per commercial accession delivered during the nine months ended September 30, 2021 was $118, based on 398,197 commercial accessions delivered, while during the nine months ended September 30, 2020 it was approximately $170, based on 50,140 commercial accessions delivered.

The following table sets forth certain information regarding commercial accessions delivered during the nine months ended September 30, 2020 and 2021:

	Nine months ended September 30,		Change
	2020	2021	# / $	%
# Commercial accessions delivered	50,140	398,197	348,057	694%
$ Value estimated per commercial accession delivered	$170	$118	$(52)	(31%)

Additionally, overall development revenues stayed relatively flat as compared to the same period in the prior year. The net revenue per development services accession decreased primarily due to the lower average number of biomarkers ordered per test during period as compared to the same period in the prior year as follows:

	Nine months ended September 30,		Change
	2020	2021	# / $	%
# Development services cases delivered	353	355	2	1%
$ Value per development services accession delivered	$412	$301	$(111)	(27%)

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $26,760,000 for the nine months ended September 30, 2021, compared with approximately $11,324,000 for the same period in 2020, representing an increase of $15,436,000, or 136%, primarily resulting from increased revenues related to our RT-PCR COVID-19 testing business. As we continue to leverage the fixed components of our costs, our cost of revenues as a percentage of net revenues decreased by approximately 70% for the nine months ended September 30, 2021 as compared to the same period in the prior year. Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, shipping and other direct costs, as well as equipment depreciation and software amortization expenses.

Research and Development Expenses. Research and development expenses were approximately $3,483,000 for the nine months ended September 30, 2021, compared with approximately $3,989,000 for the same period in 2020, a decrease of $506,000, or 13%. The decrease was primarily attributable to lower facilities and cost of revenue allocations to research of development during the nine months ended September 30, 2021. Research and development expenses are comprised of, but not limited to, personnel costs, material, shipping and other direct costs, computer and laboratory equipment maintenance and facility related costs.

General and Administrative Expenses. General and administrative expenses were approximately $9,805,000 for the nine months ended September 30, 2021, compared with approximately $6,839,000 during the same period in 2020, an increase of $2,966,000, or 43%. The increase was primarily due to headcount additions and other costs related to COVID-19 testing. General and administrative expenses are comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $5,806,000 for the nine months ended September 30, 2021 compared with approximately $4,233,000 for the same period in 2020, an increase of $1,573,000, or 37%. The increase was primarily attributable to higher sales commissions due to higher revenues during the current period. Sales and marketing expenses are comprised of, but not limited to, personnel costs, which include commissions, trade show and other marketing related expenses, as well as office and other costs.

Interest Expenses. Interest expenses were approximately $219,000 for the nine months ended September 30, 2021, compared with approximately $172,000 for the same period in 2020, an increase of $47,000, or 27%, primarily reflecting interest recognized on leases initiated since the same period in the prior year.

Warrant Inducement and Other Expenses. There was no warrant inducement expense recognized in the nine months ended September 30, 2021 compared to approximately $2,102,000 for the same period in 2020. Warrant inducement expense was recognized in the first quarter of 2020 related to the fair value of the inducement warrants issued in January 2020 and warrant modification costs.

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

Liquidity and Capital Resources

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (dollars in thousands):

	Nine months ended September 30,
	2020	2021

Cash provided by/ (used in):
Operating activities	$(18,684)	$2,127
Investing activities	(64)	(982)
Financing activities	26,305	12,185
Net increase in cash	$7,557	$13,330

Cash Used in Operating Activities. Net cash provided by operating activities was $2.1 million for the nine months ended September 30, 2021, compared to net cash used in operating activities of $18.7 million for the same period in 2020. The net decrease in cash used was primarily related to revenues generated from our COVID-19 testing business during the nine months ended September 30, 2021.

Cash Used in Investing Activities. Net cash used in investing activities of approximately $982,000 and $64,000 during the nine months ended September 30, 2021 and 2020, respectively, was related to purchases of fixed assets used in our laboratory operations.

Cash Provided by Financing Activities. Net cash provided by financing activities was $12.2 million for the nine months ended September 30, 2021, compared to net cash provided by financing activities of $26.3 million for the same period in 2020. Our primary sources of cash from financing activities during the nine months ended September 30, 2021 consisted of $13.5 million in net proceeds from our sale of common stock through our at-the-market equity facility, partially offset by $911,000 of payments related to finance leases for equipment used in our laboratory operations, and $412,000 of payments related to supplier and other third-party financing transactions. Our primary sources of cash from financing activities during the nine months ended September 30, 2020 consisted of $660,000 in net proceeds from exercise of overallotment warrants from the December 2019 warrants in January 2020, net proceeds of $24.2 million from our sale of common stock in three equity financing transactions in March and April 2020, and $2.4 million in proceeds from exercise of common stock warrants.  Net proceeds from financing transactions were partially offset by $0.5 million of principal payments made on finance leases and indebtedness.

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

During the nine months ended September 30, 2021, we received net cash proceeds of approximately $13.5 million from the sales of 3,266,032 shares of our common stock at a weighted average sale price of $4.32 per share, using the Company’s at-the-market equity facility initiated in May 2021.

As of September 30, 2021, our cash totaled $27.7 million. The COVID-19 testing revenue during 2020 and through the third quarter of 2021, has provided us with increased levels of cash inflows from operations, and it is expected to continue, albeit at lower and declining levels, throughout at least the next twelve months. As a result, we believe that based on our current and planned cash usage, along with current COVID-19 testing revenues, our cash balances will support our operations through the fourth quarter of 2022. As such, we determined that it is not probable based on projected cash flows that substantial doubt about our ability to continue as a going concern exists for the one-year period following the date that the financial statements for the three and nine months ended September 30, 2021 were issued. The COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. While the Company experienced increased revenue levels in 2020 and 2021 related to its COVID-19 testing business and attained net income for the first time in its operating history in the fourth quarter in 2020, and then again in the first and third quarter in 2021, these results are not expected to be indicative of future results as the COVID-19 pandemic subsides.

In May 2020, the SEC declared effective a shelf registration statement filed by us. The shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $100.0 million.

In May 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Sales Agent”), under which we may issue and sell from time to time up to $25,000,000 of our common stock through or to the Sales Agent, as sales agent or principal. Any sale of shares of our common stock under the Sales Agreement will be made under our shelf registration statement on Form S-3, which was declared effective by the SEC in May 2020. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Each time we wish to issue and sell common stock under the Sales Agreement, we notify the Sales Agent of the number of shares to be issued, the dates on which such sales are anticipated to be made and any minimum price below which sales may not be made. Once we have so instructed the Sales Agent, unless the Sales Agent declines to accept the terms of the notice, the Sales Agent has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell such shares up to the amount specified on such terms. The obligations of the Sales Agent under the Sales Agreement to sell our common stock are subject to a number of conditions that we must meet.  The Sales Agent is entitled to compensation from us at a fixed commission rate equal to 3.0% of the gross sales price per share of any common stock sold under the Sales Agreement.  During the nine months ended September 30, 2021, we sold and issued 3,266,032 shares of our common stock at a weighted average purchase price of $4.32 under the Sales Agreement and received net cash proceeds of approximately $13.5 million after deducting sales agent commissions. As of September 30, 2021, $10.9 million of our common stock remained available for sale under the Sales Agreement.

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

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have historically incurred substantial net losses, including a net loss of $17.8 million for the year ended December 31, 2020. While for the first time in our operating history we have generated net income in the fourth quarter of 2020 and also had net income in the first and third quarters of 2021, both from our  revenues from COVID-19 testing, it is expected that once the COVID-19 pandemic subsides, that we will continue to incur net losses and negative cash flows from operations for the foreseeable future. At September 30, 2021, our accumulated deficit was approximately $262.3 million. Before 2008, we were pursuing a business plan relating to fetal genetic disorders and other fields, all of which were unrelated to cancer diagnostics. The portion of our accumulated deficit that relates to the period from inception through December 31, 2007 is approximately $66.5 million.

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

We expect to continue to incur losses for the foreseeable future and will have to raise additional capital to fund our planned operations and to meet our long-term business objectives. However, the COVID-19 testing revenue during 2020 and through the third quarter of 2021, has provided the Company with increased levels of cash inflows from operations, and it is expected to continue, albeit at lower and declining levels, throughout at least the next twelve months.  Until we can generate significant cash from operations, including product and assay revenues, we expect to continue to fund our operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. General market conditions resulting from ongoing issues arising from the COVID-19 pandemic, as well as market conditions affecting companies in the life sciences industry in general, may make it difficult for us to obtain financing from the capital markets on attractive terms, or at all.  Failure to raise additional capital in sufficient amounts would significantly impact our ability to continue as a going concern. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.

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

The San Diego area periodically experiences serious fires and power outages and is considered to lie in an area with earthquake risk.

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

We launched our RT-PCR COVID-19 testing business during the second quarter of 2020. We have received more than 640,000 samples for processing through our RT-PCR technology at our laboratory to date and we believe that performing highly accurate RT-PCR testing for COVID-19 will be an important aspect of our business until the COVID-19 pandemic subsides. During the year ended December 31, 2020 and the first nine months of 2021, we saw a significant increase in our net revenues due to our substantial COVID-19 testing volumes during that time. In early 2021, the FDA approved multiple COVID-19 vaccines for administration to the public. As of the fourth quarter of 2021, children five and older are also eligible to receive a COVID-19 vaccine. The continued vaccination efforts and increase in immunization levels throughout the U.S. population will likely impact revenues generated by our RT-PCR COVID-19 testing business, and we will lose much of the revenue generated related to COVID-19 testing once demand for such testing declines. Our RT-PCR COVID-19 testing is done pursuant to an Emergency Use Authorization which will be revoked when the public health emergency is no longer in effect, and we will no longer be able to offer the test under the EUA after such revocation.

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

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. For the year ended December 31, 2020 and the nine months ended September 30, 2021, our research and development expenses were $5.2 million and $3.5 million, respectively, and our sales and marketing expenses were $6.4 million and $5.8 million, respectively. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current products, assays and services and our planned future products, assays and services, continue to establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we need to generate significant revenues in order to achieve sustained profitability.

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

Despite the implementation of security measures, however, our infrastructure, or the infrastructure of third parties upon whom we rely (including the Internet and related systems), may be vulnerable to cyberattacks, physical break-ins, fires, telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, and similar disruptive problems. Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase.  These threats are becoming increasingly difficult to detect. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), personnel misconduct or error, employee theft or misuse, denial-of-service attacks (such as credential stuffing), and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We may also be the subject of phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware or other similar issues.  Additionally, ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of data (including data related to clinical trials, loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments).  Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services.  Despite the security controls we have in place, such attacks are very difficult to avoid. Additionally, due to the COVID-19 pandemic and our remote workforce, there is an increased risk to our information technology assets and data. We may expend significant resources, fundamentally change our business activities and practices, or modify our operations in an effort to protect against security incidents and to mitigate, detect and remediate actual and potential vulnerabilities.

Any of the aforementioned threats and other similar attacks, disruptions or accidents could cause a security incident, which, in turn, could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our customers’ data, or disrupt our ability to provide our platform or our service providers’ ability to support our services or develop or deliver our products. For example, despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from processing assays; providing assay results to medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists, and other physicians; billing payers; processing reimbursement appeals; handling patient or physician inquiries; conducting research and development activities and managing the administrative aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business. Furthermore, if we or any third party upon whom we rely experience a security incident, or are perceived to have experienced a security incident, it could result in: government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data (which could impact our ability to conduct tests or develop our products); or orders to destroy or not use personal data. Further, individuals or other relevant stakeholders could sue us for our actual or perceived failure to comply with our security obligations including, without limitation, in class action litigation. Security incidents could also result in indemnity obligations, negative publicity and financial loss. Security incidents and vulnerabilities may cause some of our customers and users to stop using our services and our failure, or perceived failure, to meet expectations with regard to the security, integrity, availability and confidentiality of our systems and sensitive data could damage our reputation and affect our ability to retain customers, attract new customers and grow our business. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, contracts, policies or data other protection obligations related to information security or security incidents.

Applicable data protection laws, contracts, policies and other data protection obligations may require us to notify relevant stakeholders of security including affected individuals, customers, regulators, the media and others. For example, the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and subsequently by the Final Omnibus Rule adopted in 2013, imposes notification requirements on covered entities in the event that certain health information has been used, accessed or disclosed without authorization. Additionally, all fifty states have laws requiring notification of affected individuals and/or state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose additional data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Disclosures following a security incident may be costly, and the disclosure or the failure to comply with such requirements could lead to material adverse impacts such as negative publicity, loss of customer confidence in our services or security measures, regulatory investigations or actions, private or government claims, litigation and fines and penalties.

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

Although some of these provisions may negatively impact payment rates for clinical laboratory tests, the ACA also extends coverage to over 30 million previously uninsured people, which resulted in an increase in the demand for our current assays and our planned future assays. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties effective January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain ACA-mandated fees, including but not limited the Medical Device Excise Tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

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

Additionally, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers and suppliers of up to 2% per fiscal year, starting in 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional congressional action is taken. COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. The full impact on our business the sequester law is uncertain. In addition, the Middle-Class Tax Relief and Job Creation Act of 2012, or MCTRJCA, mandated an additional change in Medicare reimbursement for clinical laboratory tests. In addition, Congress is considering additional health reform measures as part of the budget reconciliation process.

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

Approximately 51% and 51% of total net revenues during the year ended December 31, 2020 and the nine months ended September 30, 2021, respectively, were associated with Medicare and CARES Act reimbursement. Approximately 20% and 21% of total net revenues during the year ended December 31, 2020 and the nine months ended September 30, 2021, respectively, were associated with Blue Cross Blue Shield reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare and Blue Cross Blue Shield covered-portions of our current assays and our planned future assays would, without such contracted payer reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our assays. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our assays. The previous MAC for California, Palmetto, which is contracted with CMS to administer the Molecular Diagnostic Services, or MolDx, program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our assays is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 86% and 90% of all billable cases received, excluding COVID-19 testing cases, during the year ended December 31, 2020 and the nine months ended September 30, 2021, respectively, relate to our Target-Selector™ biomarker assays, we continue to receive orders for traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. The CTC enumeration counts disease burden and is a prognostic assay, and although valuable, it does not meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target-Selector™ assays.

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

Further, the Department of Health and Human Services, or HHS, requested that its Advisory Committee on Genetics, Health and Society make recommendations about the oversight of genetic testing. A final report was published in April 2008. If the report’s recommendations for increased oversight of genetic testing were to result in further regulatory burdens, they could negatively affect our business and delay the commercialization of assays in development.

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

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share personal data and other sensitive information, including but not limited to proprietary and confidential business information, trade secrets, intellectual property, health information and sensitive third-party information. Accordingly, we are, or may become, subject to numerous federal, state, local and foreign data privacy and security laws, regulations, guidance and industry standards, including laws that specifically regulate health information, as well as external and internal privacy and security policies, contracts and other obligations that apply to the processing of personal data by us and on our behalf.

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

HHS has issued privacy regulations that regulate the use and disclosure of protected health information by covered entities engaging in certain electronic transactions or “standard transactions.” They also set forth certain rights that an individual has with respect to his or her protected health information maintained by a covered entity, including the right to access or amend certain records containing protected health information or to request restrictions on the use or disclosure of protected health information. The HIPAA security regulations establish administrative, physical and technical standards for maintaining the confidentiality, integrity and availability of protected health information in electronic form. These standards apply to covered entities and also to business associates or third parties providing services to covered entities involving the use or disclosure of protected health information. The HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing protected health information. As a result, we may be required to comply with both HIPAA privacy regulations and varying state privacy and security laws, as well as other obligations.

Moreover, HITECH, among other things, established certain health information security breach notification requirements, which were later further modified by the Final Omnibus Rule. In the event of a breach of unsecured protected health information, a covered entity must notify each individual whose protected health information is breached, federal regulators, and in some cases, the local or national media. Certain breaches may be publicized by federal regulators who publicly identify the breaching entity, the circumstances of the breach and the number of individuals affected.

These laws contain significant fines and other penalties for wrongful use or disclosure of protected health information, in addition to other consequences such as litigation, investigations, and enforcement actions.

Additionally, states within the United States have enacted data breach notification laws, personal data privacy laws, and consumer protection privacy laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”)  imposes several obligations on covered businesses, including requiring specific disclosures related to a business’s collection, use and sharing of personal data, new operational practices, and requirements to respond to requests from California residents related to their personal data (e.g. requests to understand what personal data is collected, to delete the consumer’s personal data, and to opt out of certain disclosures of personal data). The CCPA provides for significant civil penalties as well as a private right of action for data breaches and statutory damages, which are expected to increase data breach class action litigation and result in significant legal exposure. Although there are limited exemptions for clinical trial data and some other health data under the CCPA, we may be or may become subject to the CCPA and other similar laws, which could impact our business activities.  In addition, it is anticipated that the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on the retention of personal data, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. In addition, other states have enacted or proposed data privacy laws, which could further complicate the legal landscape.  For example, Virginia recently passed its Consumer Data Protection Act, and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. Other data privacy and security laws have also been proposed and may be enacted.

Additionally, the privacy laws in the European Union have also been significantly reformed, to which we may be subject. For example, in May 2018, the European Union’s General Data Protection Regulation (“EU GDPR”), took effect in the European Economic Area (EEA). The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons, and sets out extensive compliance requirements. The EU GDPR provides for fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Additionally, we may be subject to the UK GDPR, which largely mirrors the EU GDPR in UK national law. The relationship between the UK GDPR and the EU GDPR in relation to certain aspects of data protection law remains unclear, and it is unclear how the UK’s data protection laws and regulations will develop in the medium to longer term.

The number and scope of obligations related to data privacy and security, including but not limited to the complex requirements of HIPAA, and HITECH, and GDPR, are rapidly evolving and are subject to change and potentially in conflict with each other. As a result, preparing for and complying with these obligations requires significant resources and potentially significant changes to our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors, consultants or other third parties that process personal data on our behalf, any of which could have a negative impact on our operations. Adding to the complexity is that our operations are evolving, and the requirements of these laws will apply differently depending on such things as whether or not we bill electronically for our services.

We may publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal data and/or other confidential information. Although we endeavor to comply with our published policies, other documentation, and all applicable privacy and security laws, regulations and guidance, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners, third-party collaborators, service providers, contractors or consultants fail to comply with our published policies and documentation. If we fail, or are perceived to have failed, to address or comply with obligations related to data privacy and security, we could face foreign, federal, state, or local government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data; and orders to destroy or not use personal data.  Individuals, data protection regulators or supervisory authorities or other relevant stakeholders could file claims against us for our actual or perceived failure to comply with our data privacy and security obligations, including, without limitation, in class action litigation. Any of these events could have a material adverse effect on our reputation, business, or financial condition, and could lead to a loss of actual or prospective customers, collaborators or partners; interrupt or stop clinical trials; result in an inability to process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; or require us to revise or restructure our operations. Moreover, such claims, even if we are not found liable, could be expensive and time-consuming to defend and could result in diversion of management’s attention and adverse publicity that could harm our business or have other material adverse effects.

*Clinical research is heavily regulated and failure to comply with human subject protection regulations may disrupt our research program leading to significant expense, regulatory enforcement, private lawsuits and reputational damage.

Clinical research is subject to federal, state and, for studies conducted outside of the United States, foreign regulation. At the federal level, the FDA imposes regulations for the protection of human subjects and requirements such as initial and ongoing institutional review board review; informed consent requirements, adverse event reporting and other protections to minimize the risk and maximize the benefit to research participants. Many states impose human subject protection laws that mirror or in some cases exceed federal requirements. HIPAA also regulates the use and disclosure of protected health information in connection with research activities.

Research conducted overseas is subject to a variety of national protections such as mandatory ethics committee review, as well as laws regulating the use, disclosure and cross-border transfer of personal data. For example, if we obtain certain personal information regarding residents in the European Union, we may be subject to the GDPR. The costs of compliance with these laws may be significant and compliance with regulatory requirements may result in delay of our clinical research and other business operations. Noncompliance may disrupt our research and result in data that is unacceptable to regulatory authorities, data lock or other sanctions that may significantly disrupt our operations.

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

*If we are unable to maintain effective proprietary rights for our products or services, we may not be able to compete effectively in our markets.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our products and services that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors, and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have conducted commercially reasonable due diligence on these individuals, organizations and systems, our agreements with such partners or our or their security measures may nevertheless be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.

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

Sales of substantial amounts of our common stock or other securities, or the perception that these sales may occur, could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, in May 2020, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $100 million. In May 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Sales Agent”), under which we may issue and sell from time to time up to $25,000,000 of our common stock through or to the Sales Agent, as sales agent or principal. Any sale of shares of our common stock under the Sales Agreement will be made under our shelf registration statement on Form S-3. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. As of September 30, 2021, $10.9 million of our common stock remained available for sale under the Sales Agreement.  Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under this shelf registration statement may cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this shelf registration statement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.

We had outstanding 16,842,246 shares of common stock as of November 8, 2021, most of which are not subject to resale restrictions under Rule 144 of the Securities Act. In addition, as of November 8, 2021, we had outstanding preferred stock convertible into 46,585 shares of our common stock, options to purchase 2,533,162 shares of our common stock, 36 shares of common stock were issuable upon the settlement of outstanding restricted stock units, or RSUs, and 867,026 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options or upon the settlement of outstanding RSUs generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

4.20	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.20 of the Registrant’s Registration Statement on Form S-1 (File No. 333-234459), as amended, filed with the SEC on November 8, 2019).
4.21	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 11, 2019).
4.22	Form of Warrant Amendment (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 9, 2020).
4.23	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 9, 2020).
10.1+	Amended and Restated 2013 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 16, 2021).
31.1	Certification of Michael Nall, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Timothy Kennedy, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Michael Nall, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Timothy Kennedy, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.

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

BIOCEPT, INC. (Registrant)

Date: November 15, 2021	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Timothy C. Kennedy
Timothy C. Kennedy
Chief Financial Officer, Chief Operating Officer
(Principal Financial and Accounting Officer)