Form 10-Q/A
period 2021-09-30
BIOCEPT INC
filed 2022-02-15
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Biocept, Inc (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Form 10-Q”).

Background of Restatement

This Amendment No. 1 is being filed for the sole purpose of restating certain of the financial statements included in the Original Form 10-Q (the “Restatement”) due to the Company discovering that it failed to accrue for, and reflect in the Original Form 10-Q, certain expenses incurred during the third quarter of 2021 in the amount of approximately $1.1 million.  These additional expenses are primarily contract labor charges related to the Company’s Community College COVID-19 testing business, and to a lesser extent, Board of Director fees. On January 31, 2022, the Company filed a Current Report on Form 8-K disclosing that the financial statements included in the Original Form 10-Q should not be relied upon.

In this Amendment No. 1, the Company has restated its accounts payable, total liabilities, shareholders’ equity, basic and diluted earnings per share, cost of revenues, general and administrative expenses, and net income (loss) as of and for the three and nine months ended September 30, 2021, as applicable. The Restatement has no impact on the Company’s total assets and net cash flows from operations as reported in the Original Form 10-Q.

Internal Control Considerations

In connection with the Restatement, management has concluded that the Company had a material weakness in its internal control over financial reporting as of September 30, 2021, as the Company’s review control over the completeness and accuracy of its accounts payable did not operate effectively, resulting in a material error in the financial statements. For a discussion of management’s considerations of the Company’s disclosure controls and procedures, internal control over financial reporting, and material weakness identified, refer to Controls and Procedures in Part I, Item 4.

Items Amended in this Amendment No. 1

This Amendment No. 1 sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the Restatement and the related disclosure controls and procedures and internal control considerations. Accordingly, the following items included in the Original Form 10-Q have been amended:

•Part I, Item 1, Financial Statements

•Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations

•Part I, Item 4, Controls and Procedures

•Part II, Item 1A, Risk Factors

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 1 currently dated certifications from its President and Chief Executive Officer and its Chief Financial Officer.

Except as described above and in Note 12, Subsequent Events, this Amendment No. 1 does not amend, update or change any other disclosures in the Original Form 10-Q. In addition, the information contained in this Amendment No. 1 does not reflect events occurring after the Original Form 10-Q and does not modify or update the disclosures therein, except to reflect the effects of the Restatement.

BIOCEPT, INC.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED

September 30, 2021

IMPORTANT NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Amendment No. 1 other than statements of historical fact, are forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements.

Except with respect to statements in this Amendment No. 1 revised or provided to reflect the effects of the Restatement, forward-looking statements herein are as of the Original Form 10-Q, filed with the Securities and Exchange Commission, or SEC, on November 15, 2021, unless specifically stated to be made as of a different date, and the Company has not updated forward-looking statements or information to reflect events occurring after the Original Form 10-Q.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in our other filings with the SEC. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made except as required by law. Readers should, however, review the factors and risks we describe in the reports we file from time to time with the SEC. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date the statement is made, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.

Condensed Balance Sheets

	December 31,	September 30,
	2020	2021
		(Unaudited)
Current assets:		(As Restated) (1)
Cash	$14,367,942	$27,698,334
Accounts receivable, net	14,144,911	15,972,256
Inventories, net	1,929,624	2,898,325
Prepaid expenses and other current assets	2,151,527	686,330
Total current assets	32,594,004	47,255,245
Fixed assets, net	2,317,616	2,151,806
Lease right-of-use assets - operating	9,776,349	9,150,254
Lease right-of-use assets - finance	2,337,709	2,949,959
Other non-current assets	425,908	438,776
Total assets	$47,451,586	$61,946,040
Current liabilities:
Accounts payable	$8,364,858	$7,138,835
Accrued liabilities	3,165,669	2,584,015
Current portion of lease liabilities - operating	—	404,466
Current portion of lease liabilities - finance	963,726	1,119,178
Supplier financings	—	209,164
Total current liabilities	12,494,253	11,455,658
Non-current portion of lease liabilities - operating	9,805,361	9,856,655
Non-current portion of lease liabilities - finance	1,459,550	1,629,793
Total liabilities	23,759,164	22,942,106
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 authorized; 2,111 shares issued and outstanding at December 31, 2020 and September 30, 2021.	—	—
Common stock, $0.0001 par value, 150,000,000 authorized; 13,397,041 issued and outstanding at December 31, 2020; 16,668,937 issued and outstanding at September 30, 2021.	1,340	1,667
Additional paid-in capital	287,217,949	302,382,024
Accumulated deficit	(263,526,867)	(263,379,757)
Total shareholders’ equity	23,692,422	39,003,934
Total liabilities and shareholders’ equity	$47,451,586	$61,946,040

(1)See Note 13- Restatement, for discussion regarding the impacts of the Restatement.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Operations and Comprehensive (Loss)/Income

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2021	2020	2021
		(As Restated) (1)		(As Restated) (1)
Net revenues	$6,586,144	$17,469,502	$8,950,160	$47,272,859
Costs and expenses:
Cost of revenues	5,859,370	11,264,960	11,323,668	27,732,636
Research and development expenses	1,087,741	1,302,893	3,989,133	3,483,232
General and administrative expenses	3,023,337	3,513,438	6,839,467	9,884,101
Sales and marketing expenses	1,434,481	1,938,415	4,232,867	5,806,348
Total costs and expenses	11,404,929	18,019,706	26,385,135	46,906,317
(Loss)/income from operations	(4,818,785)	(550,204)	(17,434,975)	366,542
Other expense:
Interest expense	(59,549)	(74,499)	(171,891)	(219,432)
Warrant inducement expense	—	—	(2,102,109)	—
Total other expense	(59,549)	(74,499)	(2,274,000)	(219,432)
(Loss)/income before income taxes	(4,878,334)	(624,703)	(19,708,975)	147,110
Income tax expense	—	—	—	—
Net (loss)/income and comprehensive (loss)/income	$(4,878,334)	$(624,703)	$(19,708,975)	$147,110
Deemed dividend related to warrants down round provision	—	—	(2,774)
Net (loss)/income attributable to common shareholders	$(4,878,334)	$(624,703)	$(19,711,749)	$147,110
Weighted-average shares outstanding used in computing net (loss)/income per share attributable to common shareholders:
Basic	13,333,427	15,384,469	11,324,289	14,089,537
Diluted	13,333,427	15,384,469	11,324,289	14,330,477
Net (loss)/income per common share:
Basic	$(0.37)	$(0.04)	$(1.74)	$0.01
Diluted	$(0.37)	$(0.04)	$(1.74)	$0.01

(1)See Note 13 - Restatement, for discussion regarding the impacts of the Restatement.

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

(1)See Note 13 - Restatement, for discussion regarding the impacts of the Restatement.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Shareholders’ Equity

(Unaudited)

	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
						(As Restated) (1)	(As Restated) (1)
Balance at December 31, 2020	13,397,041	$1,340	2,111	$—	$287,217,949	$(263,526,867)	$23,692,422
Stock-based compensation expense	—	—	—	—	460,201	—	460,201
Shares issued upon exercise of common stock warrants	5,304	—	—	—	18,552	—	18,552
Shares issued upon conversion of preferred stock	23	—	—	—	—	—	—
Shares issued upon exercise of options	194	—	—	—	760	—	760
Net income	—	—	—	—	—	2,599,292	2,599,292
Balance at March 31, 2021	13,402,562	$1,340	2,111	$—	$287,697,462	$(260,927,575)	$26,771,227
Stock-based compensation expense	—	—	—	—	494,330	—	494,330
Shares issued for ATM transaction, net of issuance costs	908,044	91	—	—	3,913,654	—	3,913,745
Net loss	—	—	—	—	—	(1,827,479)	(1,827,479)
Balance at June 30, 2021	14,310,606	$1,431	2,111	$—	$292,105,446	$(262,755,054)	$29,351,823
Stock-based compensation expense	—	—	—	—	700,512	—	700,512
Shares issued for ATM transaction, net of issuance costs	2,357,988	236	—	—	9,575,140	—	9,575,376
Shares issued upon exercise of options	343	—	—	—	926	—	926
Net loss	—	—	—	—	—	(624,703)	(624,703)
Balance at September 30, 2021	16,668,937	$1,667	2,111	$—	$302,382,024	$(263,379,757)	$39,003,934

(1)See Note 13 - Restatement, for discussion regarding the impacts of the Restatement.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2020	2021
		(As Restated) (1)
Cash Flows from Operating Activities
Net (loss)/income	$(19,708,975)	$147,110
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	839,794	1,081,854
Amortization of right-of-use assets	(105,534)	1,110,469
Change in inventory reserve	57,350	(132,721)
Stock-based compensation	503,930	1,655,043
Warrant inducement expense	2,102,109	—
(Gain)/loss on disposal of fixed assets	(1,680)	3,941
Increase/(decrease) in cash resulting from changes in:
Accounts receivable, net	(4,427,547)	(1,827,345)
Inventory	(2,605,153)	(835,980)
Prepaid expenses and other current assets	165,353	2,087,137
Accounts payable	3,853,736	(568,013)
Accrued liabilities	642,516	(581,654)
Other non-current assets	—	(12,868)
Net cash (used in)/provided by operating activities	(18,684,101)	2,126,973
Cash Flows from Investing Activities:
Purchases of fixed assets	(64,331)	(981,927)
Net cash used in investing activities	(64,331)	(981,927)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	24,193,930	13,489,121
Proceeds from exercise of common stock warrants	2,401,704	18,552
Proceeds from exercise of stock options	—	1,686
Proceeds from exercise of overallotment warrants	659,958	—
Payments on finance leases	(518,190)	(911,237)
Payments on supplier and other third-party financings	(432,435)	(412,776)
Net cash provided by financing activities	26,304,967	12,185,346
Net increase in Cash	7,556,535	13,330,392
Cash at Beginning of Period	9,301,406	14,367,942
Cash at End of Period	$16,857,941	$27,698,334
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$171,891	$219,432
Income taxes	$—	$—

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

The amount of unpaid fixed assets excluded from cash purchases in the Company’s statements of cash flows were approximately $173,000 at September 30, 2020 and $147,000 at September 30, 2021

In January 2020, the Company issued an aggregate of 692,725 shares of its common stock pursuant to the exercise of certain warrants issued by the Company in February 2019 and March 2019, as part of a warrant repricing and exchange transaction. As part of the warrant repricing and exchange transaction, the Company issued an aggregate of 692,725 new warrants in exchange for the exercise of the February 2019 and March 2019 warrants and received net proceeds of approximately $2.3 million. As a result of the warrant repricing, the exercise price of warrants to purchase an aggregate of 89,657 shares of common stock issued by the Company in January 2018 was adjusted from $4.05 to $3.495 per share.

In June 2020, the Company entered into an amendment of its facility lease relating to its current facility in San Diego, California to extend the term of the lease originally set to expire in July 2020 to November 2020. Pursuant to the extension of the lease term, the Company recorded an additional lease right-of-use asset and lease liability of $482,000 (see Note 6).

(1)See Note 13 - Restatement, for discussion regarding the impacts of the Restatement.

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

2. Liquidity

As of September 30, 2021, cash totaled $27.7 million and the Company had an accumulated deficit of $263.4 million.   For the year ended December 31, 2020 and the nine months ended September 30, 2021, the Company incurred a net loss and net income of $17.8 million and $0.1 million, respectively, and had negative cash flows and cash generated from operations of $19.8 million and $2.1 million, respectively. At September 30, 2021, the Company had aggregate net interest-bearing indebtedness of $3.0 million, of which $1.3 million was due within one year, in addition to $2.6 million of other non-interest-bearing current liabilities. The Company has historically funded its operations through sales of its equity securities.

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

9. Net Income (Loss) per Common Share

Basic and diluted net income (loss) per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three and nine months ended September 30, 2020 and the three months ended September 30, 2021, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. For the nine months ended September 30, 2021, there is net income attributable to common shareholders and, as a result, 247,761 warrants and 27,762 options in the money were included in the calculation of dilutive weighted average shares.  As these shares were in the money at September 30, 2021, an additional 240,940 shares were included in the calculation of diluted net income per share for the nine months ended September 30, 2021.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2021	2020	2021
Common warrants outstanding	997,171	987,986	997,171	772,046
RSUs outstanding	36	36	36	36
Convertible preferred stock outstanding (number of common stock equivalents)	47,139	46,651	47,139	46,651
Common options outstanding	254,356	2,533,162	254,356	2,508,162
Total anti-dilutive common share equivalents	1,298,702	3,567,835	1,298,702	3,326,895

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

12. Subsequent Events

From September 30, 2021 through the issuance of the financial statements, the Company sold 162,648 shares of its common stock at a weighted average purchase price of $4.09 under the Sales Agreement and received net cash proceeds of approximately $646,000 after deducting sales agent commissions.

13. Restatement

The Company filed the Original Form 10-Q on November 15, 2021. Subsequent to the filing of the Original Form 10-Q, the financial statements are being restated to accrue for certain expenses incurred during the third quarter in the amount of approximately $1.1 million.  These additional expenses are primarily contract labor charges related to the Company’s Community College COVID-19 testing business, and to a lesser extent, Board of Director fees.

The table below presents the impact of the Restatement within certain liability and equity accounts as of September 30, 2021. The values as previously reported were derived from the Original Form 10-Q.

	September 30, 2021
Balance sheet accounts	As Previously Reported	Restatement Impacts	As Restated
Accounts Payable	$6,087,085	$1,051,750	$7,138,835
Total liabilities	$21,890,356	$1,051,750	$22,942,106
Shareholders’ equity accounts
Accumulated deficit	$(262,328,007)	$(1,051,750)	$(263,379,757)

Total shareholders’ equity	$40,055,684	$(1,051,750)	$39,003,934

The following table presents the impact of the Restatement on certain of the Company's previously reported Condensed Results of Operations and Condensed Comprehensive (Loss)/Income accounts as applicable, for the quarter-to-date and year-to-date periods ended September 30, 2021.

	Quarter-To-Date September 30, 2021			Year-To-Date September 30, 2021
	As Previously Reported	Restatement Impacts	As Restated	As Previously Reported	Restatement Impacts	As Restated
Cost of revenues	$10,292,299	$972,661	$11,264,960	$26,759,975	$972,661	$27,732,636
General and administrative expenses	$3,434,349	$79,089	$3,513,438	$9,805,012	$79,089	$9,884,101
Net income (loss) from operations	$501,546	$(1,051,750)	$(550,204)	$1,418,292	$(1,051,750)	$366,542

Net income (loss) attributable to common shareholders	$427,047	$(1,051,750)	$(624,703)	$1,198,860	$(1,051,750)	$147,110

Net income (loss) per common share:
Basic	$0.03	$(0.07)	$(0.04)	$0.09	$(0.07)	$0.01
Diluted	$0.03	$(0.07)	$(0.04)	$0.08	$(0.07)	$0.01

Weighted-average shares outstanding:
Basic	15,384,469	—	15,384,469	14,089,537	—	14,089,537
Diluted	15,625,409	(240,940)	15,384,469	14,330,477	—	14,330,477

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Amendment No. 1 and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021. Past operating results are not necessarily indicative of results that may occur in future periods.

Restatement

As discussed in the Explanatory Note to this Amendment No. 1 and Note 13-Restatement, included in the interim financial statements, the Company has restated certain information contained in its previously issued unaudited interim condensed financial statements for the three and nine month periods ended September 30, 2021, related to the failure to accrue for certain expenses incurred during the third quarter of 2021 which increased accounts payable in the amount of approximately $1.1 million.  These additional expenses are primarily contract labor charges related to the Company’s Community College COVID-19 testing business and, to a lesser extent, Board of Director fees. In this Amendment No. 1, the Company has restated its accounts payable, total liabilities, shareholders’ equity, basic and diluted earnings per share, cost of revenues, general and administrative expenses, and net income (loss) per share as of and for the three and nine months ended September 30, 2021, as applicable. The corrections have no impact on the Company’s total assets or net cash flows from operations. Refer to Note 13 - Restatement, for further discussion regarding the Restatement impacts. In addition, for further information regarding the matters leading to the Restatement and related findings with respect to the Company’s disclosure controls and procedures and internal control over financial reporting, refer to Item 4. Controls and Procedures in Part I of this Amendment No. 1.

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

Results of Operations

Three Months Ended September 30, 2020 and 2021

The following table sets forth certain information concerning our results of operations for the periods shown (dollars in thousands):

	Three months ended September 30,		Change
	2020	2021	$	%
Net revenues	$6,586	$17,470	$10,884	165%
Cost of revenues	5,859	11,265	5,406	92%
Research and development expenses	1,088	1,303	215	20%
General and administrative expenses	3,023	3,513	490	16%
Sales and marketing expenses	1,434	1,938	504	35%
(Loss)/income from operations	(4,818)	(549)	4,269	(89%)
Interest expense	(60)	(74)	(14)	23%
(Loss)/income before income taxes	(4,878)	(623)	4,255	(87%)
Income tax expense	—	—	—	0%
Net (loss)/income	$(4,878)	$(623)	$4,255	(87%)

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

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $11,265,000 for the three months ended September 30, 2021, compared with approximately $5,859,000 for the same period in 2020 representing an increase of $5,406,000, or 92% primarily resulting from increased revenues related to our RT-PCR COVID-19 testing business.  As we continue to leverage the fixed components of our costs, our cost of revenues as a percentage of net revenues decreased by approximately 30% for the three months ended September 30, 2021 as compared to the same period in the prior year. Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, shipping and other direct costs, as well as equipment depreciation and software amortization expenses.

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

General and Administrative Expenses. General and administrative expenses were approximately $3,513,000 for the three months ended September 30, 2021, compared with approximately $3,023,000 during the same period in 2020, an increase of $490,000, or 16%. The increase was primarily due to headcount additions and other costs related to COVID-19 testing. General and administrative expenses are comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses.

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

Results of Operations

Nine Months Ended September 30, 2020 and 2021

The following table sets forth certain information concerning our results of operations for the periods shown (dollars in thousands):

	Nine months ended September 30,		Change
	2020	2021	$	%
Net revenues	$8,950	$47,273	$38,323	428%
Cost of revenues	11,324	27,733	16,409	145%
Research and development expenses	3,989	3,483	(506)	(13%)
General and administrative expenses	6,839	9,884	3,045	45%
Sales and marketing expenses	4,233	5,806	1,573	37%
(Loss)/income from operations	(17,435)	367	17,802	(102%)
Interest expense	(172)	(219)	(47)	27%
Warrant inducement and other expenses	(2,102)	—	2,102	(100%)
(Loss)/income before income taxes	(19,709)	148	19,857	(101%)
Income tax expense	—	—	—	0%
Net (loss)/income	$(19,709)	$148	$19,857	(101%)

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

The following table sets forth certain information regarding commercial accessions delivered during the nine months ended September 30, 2020 and 2021.

	Nine months ended September 30,		Change
	2020	2021	# / $	%
# Commercial accessions delivered	50,140	398,197	348,057	694%
$ Value estimated per commercial accession delivered	$170	$118	$(52)	(31%)

Additionally, overall development revenues stayed relatively flat as compared to the same period in the prior year. The net revenue per development services accession decreased primarily due to the lower average number of biomarkers ordered per test during period as compared to the same period in the prior year as follows.

	Nine months ended September 30,		Change
	2020	2021	# / $	%
# Development services cases delivered	353	355	2	1%
$ Value per development services accession delivered	$412	$301	$(111)	(27%)

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $27,733,000 for the nine months ended September 30, 2021, compared with approximately $11,324,000 for the same period in 2020 representing an increase of $16,409,000, or 145%, primarily resulting from increased revenues related to our RT-PCR COVID-19 testing business. As we continue to leverage the fixed components of our costs, our cost of revenues as a percentage of net revenues decreased by approximately 70% for the nine months ended September 30, 2021 as compared to the same period in the prior year. Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, shipping and other direct costs, as well as equipment depreciation and software amortization expenses.

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

General and Administrative Expenses. General and administrative expenses were approximately $9,884,000 for the nine months ended September 30, 2021, compared with approximately $6,839,000 during the same period in 2020, an increase of $3,045,000, or 45%. The increase was primarily due to headcount additions and other costs related to COVID-19 testing. General and administrative expenses are comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2021 due to the material weakness in internal control over financial reporting described below.

Changes in Internal Control Over Financial Reporting

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As discussed in Note 13 to this Amendment No. 1, we determined that our review control over the completeness and accuracy of our accounts payable did not operate effectively, resulting in a material error in the financial statements. We determined the errors were the result of the following deficiency in internal control over financial reporting:

1.	The operating effectiveness of our internal controls to timely identify and report all of our outstanding invoices and potential unrecorded liabilities.

We assessed whether there was a reasonable possibility that a material misstatement would not have been prevented or detected on a timely basis as a result of the above control deficiency. The control deficiency resulted in a material error in our accounts payable and in the calculation of net income/(loss) previously disclosed in the Original Form 10-Q. Based on these factors, we concluded that the deficiency noted above rises to the level of a material weakness.

Remediation of Material Weakness

Management has engaged a “Big Four” accounting firm under an advisory engagement to be conducted under the AICPA Standards for Consulting Services to assist management with their internal controls review.

We are committed to maintaining a strong internal control environment and implementing measures to ensure that the control deficiency identified above is remediated as soon as possible. Management is in the process of implementing a remediation plan, which includes steps to design and implement new controls and expand the review of any potential unrecorded liabilities. The remediation actions are being monitored by the Audit Committee of our Board of Directors.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

RISK FACTOR SUMMARY

Below is a summary of the material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Amendment No. 1 and our other filings with the SEC before making investment decisions regarding our common stock.

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

•

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable.

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained elsewhere in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 31, 2021.

Risks Relating to Our Financial Condition and Capital Requirements

*We are an early-stage molecular oncology diagnostics company with a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability.

We have historically incurred substantial net losses, including a net loss of $17.8 million for the year ended December 31, 2020. While for the first time in our operating history we have generated net income in the fourth quarter of 2020 and also had net income in the first quarter of 2021, both from our revenues from COVID-19 testing, it is expected that once the COVID-19 pandemic subsides, that we will continue to incur net losses and negative cash flows from operations for the foreseeable future. At September 30, 2021, our accumulated deficit was approximately $263.4 million. Before 2008, we were pursuing a business plan relating to fetal genetic disorders and other fields, all of which were unrelated to cancer diagnostics. The portion of our accumulated deficit that relates to the period from inception through December 31, 2007 is approximately $66.5 million.

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

*If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. In connection with the restatement of our condensed financial statements as of, and for the three and nine months ended, September 30, 2021, we determined that we had a material weakness as of September 30, 2021, namely that our review control over the completeness and accuracy of our accounts payable did not operate effectively, resulting in a material error in the financial statements. A material weakness means a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We are in the process of implementing a remediation plan to remediate the material weakness in our internal control over financial reporting, including steps to design and implement new controls and expand the review of any potential unrecorded liabilities. However, we cannot assure you that these efforts will remediate our material weakness in a timely manner, or at all, or that we will be able to maintain effective controls and procedures even if we remediate our material weakness. If we are unable to successfully remediate our material weakness, implement and maintain effective controls and procedures, or identify any future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and we may experience a loss of public confidence, which could have an adverse effect on our business, financial condition and the market price of our common stock.

We are required to disclose changes made in our internal control procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are a “non-accelerated filer”, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to future financial statement restatements and require us to incur additional expenses of remediation.

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

The exhibits listed below are hereby filed with the SEC as part of this Amendment No. 1.

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

BIOCEPT, INC. (Registrant)

Date: February 14, 2022	By:	/s/ Michael W. Nall
Michael W. Nall
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 14, 2022	By:	/s/ Timothy C. Kennedy
Timothy C. Kennedy
Chief Financial Officer, Chief Operating Officer
(Principal Financial and Accounting Officer)