Form 10-K
period 2021-12-31
BIOCEPT INC
filed 2022-04-05
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 001-36284

Biocept, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	80-0943522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9955 Mesa Rim Road, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 320-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BIOC	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2021, was $59,935,440.

The number of shares of Registrant’s Common Stock outstanding as of March 18, 2022 was 16,850,161.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K. Except for the portions of the Proxy Statement specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

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

•	We are a molecular oncology diagnostics company with a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability.
•	We need to raise additional capital to continue as a going concern.
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

•

We currently rely on third-party suppliers for our SCTs, shipping kits, and critical materials needed to perform our current assays, as well as our planned future products, assays and services, and any problems experienced by them could result in a delay or interruption of their supply to us.

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

PART I

Item 1. Business

Overview

We are a molecular oncology diagnostics company that develops and commercializes proprietary clinical diagnostic laboratory assays designed to identify rare tumor cells and cell-free tumor DNA from blood and cerebrospinal fluid, or CSF.  The identification of tumor cells and cell-free tumor DNA in CSF has become our principal development focus following our early commercial expansion into CSF in 2020.  This product was branded and trademarked as CNSideTM in April 2021.

The identification of circulating tumor cells, or CTCs, and circulating cell-free tumor DNA and RNA, or ctDNA and ctRNA, deriving from solid tumors such as breast cancer or lung cancer using a standard blood sample has been described as a “liquid biopsy.” This term reflects the ease with which peripheral blood can be drawn compared to performing a surgical biopsy, but this technology is not limited to a peripheral blood approach.

In January 2020, we adapted and validated our proprietary blood-based liquid biopsy technology for commercial and clinical research use in CSF to identify tumor cells that have metastasized to the central nervous system, or CNS, in patients with advanced lung cancer or breast cancer. CNSide has been designed to improve the clinical management of patients with suspected metastatic cancer involving the CNS by enabling the quantitative analysis and molecular characterization of tumor cells and ctDNA and ctRNA in the CSF.  Since then, we have worked extensively with leading neuro-oncologists and other cancer experts to further define and characterize the use of this unique assay.

Our efforts have culminated in the presentation of our early clinical experience at several leading academic forums, including most recently the Society of Neuro-Oncology, or SNO, Brain Metastases meeting in August 2021, as well as the Annual Society of Neuro-Oncology meeting in November 2021 and the San Antonio Breast Cancer Symposium, or SABCS, in December 2021. We believe these presentations have illustrated the feasibility of this assay to inform three critical questions important for the care of patients with suspected or confirmed metastatic cancer involving the CNS:  Is there tumor (diagnosis)?  Is there target (presence of a biomarker to aid treatment selection)?  Is there trend (a response to therapy)?

The question “Is there tumor?” is essential for the diagnostic work-up of these patients.  Tumor cells in the blood can shed from either primary or metastatic tumors.  They can be rapidly removed in the capillary beds of the spleen, liver, kidneys, lungs and other organs, so they are rarely found.  They are the defining feature of metastasis to the leptomeningeal space within the CNS and hence define the presence or absence of leptomeningeal metastasis, or LM.  To distinguish tumor cells derived from CSF and blood we often refer to tumor cells in CSF as CSF Tumor Cells, or CSFTCs, rather than CTCs.

Regarding the second clinical question, “Is there target?” our CNSide assay provides a vehicle for several different diagnostic assay profiles which combined with our molecular test menu can identify tumor cell biomarkers that are intended to help physicians make decisions related to the evolution or course of metastatic tumor that may inform treatment decisions.  Cancer cells typically acquire genetic alterations which differ from that of normal cells.  Metastatic cancers often acquire additional genetic alterations which distinguish them from the primary tumor site.  This marked genetic variation between areas of tumor growth is termed “genetic heterogeneity,” and findings related to this were featured in our SABCS presentation in December 2021 illustrating the value of CNSide in identifying “genetic heterogeneity” of a targetable biomarker called HER2.

Finally, regarding the third clinical question, “Is there trend?” over the past year we have gained considerable experience with cases that had been sampled multiple times over the course of a patient’s treatment.  The association of quantitative CSF tumor cell counts with response to treatment has been noted in both lung and breast cancer, as well as other tumors examined.  In August 2021, at the SNO Brain Metastases meeting, we presented data obtained from a single institution experience showing how serial monitoring of CSFTCs by CNSide was used to determine the response to treatment in patients with Non-Small Cell Lung Cancer having LM.  In addition, in November 2021 at SNO, we presented the early findings of several patients with breast cancer having LM which had been followed with multiple CSF samples drawn at different time points on each patient.  The downward progression of tumor cell counts has been noted by several treating physicians to correlate with response to treatment and resolution of symptoms. Serial monitoring of genetic alterations present in CSF tumor cells may create opportunities to change the therapy of certain patients throughout treatment.  These observations presented in abstracts and poster presentations in 2021 have informed our clinical study strategy which is the basis for our 2022 efforts to further explore these observations in a prospective clinical trial.

COVID-19 Pandemic Response Summary

In June 2020, to respond to a national public health emergency precipitated by the COVID-19 pandemic, we introduced molecular testing for SARS-CoV2, the virus responsible for COVID-19, using a United States Food and Drug Administration, or FDA, Emergency Use Authorization, or EUA, based “RT-PCR” method developed by Thermo-Fisher.

In November 2021, we launched a combined COVID-19/Influenza A/Influenza B assay manufactured by Thermo-Fisher which broadened our assay menu to meet the rising demand related to winter testing with emergence of new COVID-19 variants such as Delta (summer 2021) and Omicron (fall/winter 2021-22).

Since launch of our COVID-19 testing program, we have performed more than 800,000 assays for customers.  We have primarily marketed our COVID-19 testing services to skilled nursing facilities in the western United States and also to certain community colleges within California

Our COVID-19 testing services were responsible for most of our revenues during 2020 and 2021. However, as a result of increased vaccination and immunization levels, as well as decreased  COVID-19 hospitalizations, reported cases and mandatory COVID-19 testing, we are currently seeing reduced demand for our COVID-19 testing services and expect this trend to continue absent a negative and sustained turn in the course of the pandemic.

Additional Oncology Testing Services

In addition to CNSide, our current blood-based testing includes our Target SelectorTM technologies which enable detection of specific gene mutations, such as EGFR, KRAS or BRAF, in cell-free ctDNA from blood samples, as well as specific protein and gene alterations, such as HER2 amplification, in CTCs isolated from blood.  We believe our multi-modality combination of a proprietary cell capture and analysis method with a proprietary cell-free tumor DNA approach provides both high-sensitivity and specificity and is applicable to a broad range of diagnostic applications in patients with metastatic carcinoma.

In January 2019, we began offering research use only, or RUO, liquid biopsy kits containing our patented and proprietary ctDNA Target Selector molecular (PCR-based) testing for certain specific cancer genes to laboratories and researchers worldwide. In March 2020, we released an update for our RUO EGFR Target Selector Kit which expanded the sample types validated to include both ctDNA in peripheral blood and formalin-fixed paraffin-embedded, or FFPE.  In March 2020, we also released a RUO BRAF Target Selector assay kit  validated for both ctDNA and FFPE.

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is CLIA-certified, CAP accredited and licensed by the California Department of Public Health. In this facility we also develop novel assays that are part of our project pipeline for future commercial launch and we manufacture our microfluidic channels and various assay reagents and products used in our testing processes.  We also work closely with external manufacturers to outsource certain products such as collection tubes and to manufacture items that we intend to use in the near future to reduce costs and improve efficiency.

The assays we offer and intend to offer are classified as CLIA laboratory developed tests, or LDTs, under CLIA regulations. CLIA certification and state licensure in California and certain other states under the supervision of a qualified laboratory medical director is required before any clinical laboratory, including ours, may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, or treatment of disease or the assessment of health. In addition, we participate in and have received CAP accreditation, which includes rigorous bi-annual laboratory inspections and requires adherence to specific quality standards.

Commercial Strategy

Our primary sales strategy is to engage neuro-oncologists, oncologists and other physicians in the United States at private and group practices, hospitals, laboratories and cancer centers to educate them about our unique products and services.  In addition, we market our clinical trial and research services to pharmaceutical and biopharmaceutical companies and clinical research organizations.  We also market and sell molecular assay kits which enable laboratories other than Biocept to perform our testing in house. Sales of these kits began in the first quarter of 2019. Further, sales to laboratory supply distributors of our proprietary specimen collection tubes, or SCTs, commenced in June 2018, which allow for the intact transport of liquid biopsy samples for research use only from regions around the world.

           Our revenue generating efforts are focused in the following areas:

•

providing laboratory services to neuro-oncologists, oncologists and other physicians or healthcare providers treating patients with cancer who use the biomarker information we provide in order to determine the best treatment plan for their patients;

•

providing laboratory services using both our CTC and ctDNA and ctRNA assays to help pharmaceutical and biopharmaceutical companies run clinical studies establishing the use of novel drug therapies used to treat cancer;

•	licensing our proprietary technology and selling our distributed products, including our SCTs and assay kits, to partners in the United States and abroad; and
•	performing COVID-19 testing.

We plan to grow our business by directly offering our CNSide and Target Selector liquid biopsy CTC and molecular assays to neuro-oncologists, oncologists and other physicians or heath care providers who treat patients with cancer. Based on our product development data, as well as discussions with our key collaborators, we believe that our planned future assays, particularly those related to CSF, should provide important information and clinical value to physicians.

We believe our ability to rapidly translate insights about the utility of cytogenetic, immunocytochemical and molecular biomarkers to provide information to neuro-oncologists, oncologists and other physicians for treatment decisions in the clinical setting will improve patient treatment and management, and that these assays will become a key component of the standard of care for personalized cancer treatment.

Market Overview

Cancer Market Overview

Despite many advances in the treatment of cancer, it remains one of the greatest areas of unmet medical need. According to the U.S. Centers for Disease Control and Prevention, the incidence of new cancer cases reported in United States was 1,708,921 in 2018, and 599,265 people died from cancer. According to the World Health Organization, or WHO, female breast cancer surpassed lung cancer as the most commonly diagnosed cancer (11.7% and 11.4% respectively), followed by colorectal (10%), prostate (7.3%), and stomach (5.6%) cancer.  Lung cancer remained the leading cause of cancer death in 2020, followed by colorectal (9.4%), liver (8.3%, stomach (7.7%) and female breast (6.9%) cancer. The incidence of, and deaths caused by, the major cancers are staggering, with over 3.9 million patients who have had a diagnosis of these cancers and are either living with these diseases and are undergoing treatment or are being monitored. For example, in breast cancer, many women have been deemed cancer-free, but continue to undergo periodic monitoring to assure there has been no disease recurrence. In addition to the human toll, the financial cost of cancer is overwhelming. An independent study published in 2010 and conducted jointly by the WHO ranked cancer as the most economically devastating cause of death in the world - estimated to be as high as $1.1 trillion globally. According to the National Cancer Institute, the direct cost of cancer care in the United States in 2030 is forecasted to be $246.0 billion.

Metastatic Brain Cancer Overview

Metastasis of cancers to the CNS (brain and spinal cord) constitutes a major complication of malignant disease associated with significant clinical symptoms and poor outcomes.

Wen et al (ONCOLOGY 13(7):961, 1999) estimated that brain metastases will develop in 10% to 30% of adults and 6% to 10% of children with cancer. Most frequently, CNS metastasis occurs in tumors of the lung, breast, and melanoma, but also tumors of the gastro-esophageal junction, pancreas, biliary system, ovaries and head and neck, amongst many others.  Certain subtypes of these solid tumors, such as triple negative breast cancer, HER2 positive breast cancer, small cell lung cancer, EGFR mutated non-small cell lung cancer and invasive BRAF positive melanoma are most likely to reach the CNS typically causing significant morbidity and subsequent mortality within a short period of time.

Several types of brain metastasis occur, most typically involving the brain parenchyma and forming a solid lesion that is visible on radiologic studies such as MRI.  Other sites of metastasis such as in the leptomeninges, a membranous lining around the brain, are more subtle and difficult to diagnose.  LM, also known as leptomeningeal disease , or LMD, is usually diagnosed with a combination of clinical evaluation (symptoms), radiology (MRI or CT) and cytology (examination of CSF under the microscope by a pathologist).

A recently completed large scale, quantitative market research project commissioned by us and conducted by a third-party organization concluded that the total addressable market for the CNSide assay is estimated to be $1.2 billion annually in the United States, with a $415.0 million opportunity in LM, and $744.0 million in parenchymal brain metastasis. This research included a survey of 150 randomly sampled U.S.-based medical oncologists as well as an exhaustive literature review to orthogonally assess the number of patients for whom CNSide would be clinically appropriate. From this effort, we estimated the total worldwide addressable market for CNSide is in excess of $2.0 billion, annually.

Procedural approach to metastatic cancers in the CNS

Our CNSide assay can be performed on a CSF sample obtained either by “lumbar puncture” or via an intraventricular catheter inserted into one of the lateral ventricles of the brain.  These catheters are commonly known as an Ommaya reservoir.

With easy access to the CSF from an Ommaya reservoir, these samples may be obtained many times over the course of a patient’s treatment for LM. Innovative methods of treating LM have significantly improved expected survival for many of these patients with survival of a year or more often achieved in patients who would otherwise die within a few weeks if untreated.  These may be performed at various times over the course of a patient’s life with cancer to help manage these patients.

Clinical need for CNSide

Diagnosing metastasis in the CNS, supporting the selection of an appropriate treatment, and establishing treatment response all require identification of tumor cells in the CSF at multiple time points during a patient’s illness. Clinical urgency may also require the evaluation of CSF to avoid the need for surgical biopsy. It is often necessary to perform repeated sampling of the CSF to establish a diagnosis of metastases due to the use of less sensitive, conventional techniques such as cytology.  At the time of progression or recurrence there may be insufficient time and/or an urgent or precarious clinical status which does not favor a surgical approach to obtain diagnostic material. Additionally, many studies have shown that cancers frequently mutate during the course of treatment as cancer progresses, so genomic information from the initial tumor tissue may not be able to best inform later treatment decisions at the time of metastasis. We believe CNSide can be particularly advantageous when the patient has advanced disease and brain metastasis but is not a good candidate for surgery or other invasive diagnostic methods such as CT guided needle biopsy.

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

Cancer cells contain genetic alterations compared to normal human cells. Common genetic abnormalities correlated to cancer include gains or losses of genetic material on specific chromosomal regions, or loci, or changes in specific genes, or mutations, which ultimately result in detrimental cellular changes followed by cancerous or pre-cancerous conditions. For example, multiple gains or losses on various chromosomes, and the rearrangement of genetic material among chromosomes, or chromosomal translocations, have been observed in different cancer types, such as HER2 in breast cancer and anaplastic lymphoma kinase, or ALK, rearrangements in non-small cell lung cancer, or NSCLC. In addition, mutations within gene sequences, or single nucleotide variations, can give rise to aberrant proteins that do not perform their functions correctly, leading to uncontrolled cell growth. Such genetic alterations can be a result of multiple factors, including genetic predisposition, environmental or lifestyle factors or viral infections. Importantly, these genetic changes or aberrant proteins can be used as biomarkers to help guide appropriate treatment. Detecting these biomarkers, particularly those representing drug targets, or those indicative of responsiveness or resistance of a tumor’s cells to specific therapies, helps clinicians to select drugs, design treatment regimens and optimize patient care and management. Assays that provide such predictive information have the potential to dramatically improve treatment outcomes for patients suffering from cancer.

Limitations of Traditional Cancer Diagnostic and Profiling Approaches

Cancer is difficult to diagnose and manage due to its heterogeneity at morphologic, genetic and clinical levels. Traditional methods of diagnosis for solid tumors, routinely used as the initial step in cancer detection, involve a tissue biopsy followed by a pathologist examining a thin slice of potentially cancerous tissue under a microscope. A recently obtained tissue sample is used in combination with chemical staining techniques to enable analysis of the biopsy. After staining, the pathologist determines through visual inspection whether the biopsy contains normal or cancerous cells, with those that are deemed cancerous being graded on a level of aggressiveness. Often an analysis of biomarkers relevant to that tumor type is also performed on the tissue, ranging from immunohistochemistry, or IHC, to fluorescence in situ hybridization, or FISH, to mutation analysis by various means such as microarrays and sequencing. After the diagnosis, a clinical workup is performed according to established guidelines for the specific cancer type. From there, the physician determines the stage of progression of the cancer based on a series of clinical measures, such as size, grade, metastasis risk, symptoms and patient history, and decides on a treatment plan that may include surgery, watchful waiting, radiation, chemotherapy, or stem cell transplantation.

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

CTCs, ctDNA, ctRNA and Cancer

CTCs are cancer cells that have detached from the tumor matrix and entered the patient’s blood or other bodily fluids. These cells are representative of the tumor and its metastases and can function as their surrogates. Testing CTCs or tumor cells in the CSF can complement pathologic information drawn from a biopsy or resected tissue sample, helping to ensure that the analysis is comprehensive and not biased by tumor heterogeneity and sampling issues. They can also provide critical data when a biopsy is not possible. Clinical studies have demonstrated that the presence and number of CTCs in blood provides information on the likely course of certain types of disease for the cancer patient, or in other words they are considered “prognostic.” Since CTCs in blood and tumor cells in CSF are representative of the tumor, they can also be used for biomarker analysis, such as helping to guide therapy selection. Such analyses are “predictive” in that they offer insight into the likely responsiveness or resistance to particular therapies. After surgery and during any subsequent therapy or monitoring period, blood samples can periodically be drawn in a standard manner and analyzed to evaluate a therapy’s continuing effectiveness, as well as to detect other biomarkers such as new genetic mutations that may arise as a result of selection pressure by a particular therapy or by chance. Physicians can use this information to determine which therapy is most likely to benefit their patients at particular times through the course of their disease. Treatment decisions based on patient-specific information are the foundation of personalized medicine, and assays that guide a physician in the selection of individualized therapy for a patient are termed “predictive assays.”

ctDNA and ctRNA are nucleic acids that are released into blood by dying tumor cells. Cell death occurs in all tissues, especially those that are rapidly dividing, and in cancer, where cell growth is not only rapid but also uncontrolled. Parts of tumors often outgrow their blood supply, resulting in cell death. Tumor cells dying as a result of therapy also release nucleic acid into blood. As a consequence, ctDNA is common in cancer patients and scientists believe that like CTCs, it may be more representative of a patient’s entire tumor than a few thin sections from a tissue biopsy, thus reducing the heterogeneity problem. ctDNA is found in the plasma component of blood and is readily accessible in a standard blood sample. Analyzing ctDNA for mutations that are used as biomarkers for therapy selection shows great promise. One of the strengths of this approach, in addition to not requiring a tissue biopsy, is that it is not dependent on capturing rare tumor cells from blood to provide a sample for testing. The difficulty with this approach is that the cellular context is lost since the ctDNA is mixed with a much larger amount of circulating DNA from normal cells that are continuously dying and being replaced in the body, thus making analysis challenging. This requires a mutation detection methodology with enhanced sensitivity and specificity, to distinguish mutations in particular gene regions in cancer cells from the normal gene sequence present in those same genes in normal cells which co-exist in blood as normal cells die and are replaced in the body. Our Target Selector technology provides this necessary sensitivity and specificity and creates an opportunity for ctDNA analysis to complement CTC analysis, or potentially to serve as the platform for stand-alone assays.

Given the incidence of cancer in the United States, with an estimated 1.8 million new cases in 2020 for the major solid tumors targeted by our current and planned future assay products, the markets for our diagnostic assays are very large. Furthermore, these market opportunities are enhanced due to the benefits of CTC and ctDNA testing, including not only the ability to offer physicians a simple way to augment an initial tumor biopsy analysis but also to provide a means for relatively frequent monitoring of the tumor’s molecular status, utilizing a standard blood or other fluid sample such as CSF as a “liquid biopsy.” The latter application enables the physician to determine if or how a tumor is changing over time or is responding to therapy and what the next treatment should be. For example, in the United States, the American Cancer Society estimates there will be approximately 340,000 new cases of breast cancer alone diagnosed in the United States in 2022 and the prevalence of this disease is over 3.8 million (the number of women with a history of breast cancer in the United States, including women being treated and women who have finished treatment). If a CTC assay were performed at the time of initial diagnosis, at the time of surgery, or in lieu of, or as an adjunct to, a PET/CT scan (as a CTC assay has the potential to identify a single tumor cell in a blood sample, while a scan requires a tumor mass of millions of cells to be detectable), to monitor disease progression or test for recurrence, thousands of assays, in breast cancer alone, could be performed per year with still relatively low market penetration.

Use of CTC- and ctDNA-Derived Biomarker Data in Cancer Treatment

CTCs and ctDNA are derived from, and are understood to be representative of, a solid tumor and its metastases and can be analyzed as adjuncts to or in place of the tumor, especially when a recent tumor biopsy is not available. This is also referred to as a liquid biopsy. In theory, almost any analysis that can be performed on tumor tissue can also be performed on CTCs, or tumor cells in CSF, while ctDNA in blood or CSF, because it is only nucleic acid, is more limited. We have focused our analysis of CTCs and ctDNA in blood and tumor cells and ctDNA in CSF on known biomarkers associated with specific therapies to support treatment decisions and therapy selection made by physicians. The biomarkers we analyze consist of proteins or protein modifications that can be identified by immunocytochemical means, cytogenetic or chromosomal aberrations, which are detected by FISH. Gene expression changes or molecular alterations in CTCs or ctDNA are often detected by molecular diagnostic assays, including Target Selector techniques such as immunocytochemical, or ICC, FISH and gene sequencing. Specific examples include (i) for ICC, the detection of the estrogen receptor protein in breast cancer, indicative of the likely responsiveness to hormonal therapies like tamoxifen, often sold under the trade name Nolvadex®, (ii) for FISH, the presence of an amplified HER2 gene in breast cancer, indicative of the likely responsiveness to HER2-targeted agents like trastuzumab, often sold under the trade name Herceptin®, and (iii) for mutation detection, the presence of an EGFR activating mutation in NSCLC like L858R, indicative of the likely responsiveness to EGFR-targeted agents like Erlotinib®. All of these biomarkers are currently tested on tumor tissue and can be tested on CTCs in blood or tumor cells in the CSF, and in the latter case on ctDNA. The resulting information could then be used to guide patient care, and specifically treatment selection.

To date, these types of molecular and genetic detection methods have been successfully utilized to provide predictive information for several cancers including breast, colon, NSCLC, melanoma and others in the form of companion diagnostics, typically performed on tumor tissue. CTC and ctDNA assays, which analyze the same biomarkers in a more convenient standard blood sample test that also permits periodic monitoring, could be used in the same way.  In CSF, we are using similar methods to analyze tumor biomarkers and cell counts over the course of treatment, which we consider a prototypic form of quantitative and genetic treatment response monitoring for patients with CNS metastasis (see abstracts presented at SNO Brain Metastasis meeting in August 2021 and SNO annual meeting in November 2021).

Our Business Strategy

We provide neuro-oncologists, oncologists and other physicians and health care providers that treat cancer with a means to profile and characterize the genomic alterations of their patients’ tumors by analyzing tumor cells and ctDNA found in standard blood draws or CSF obtained by lumbar puncture or through an Ommaya reservoir, avoiding the need for surgical tissue biopsy or other more inconvenient or invasive methods.  Our assays are designed to address three principal clinical questions:

Is there tumor? We believe that our technology, which provides information on the presence of CTCs in blood and tumor cells in the CSF can be used to diagnose the progression of disease, in particular, tumor cells in the CSF can be used to confirm suspected CNS metastasis of lung or breast cancer.

Is there target? Our technology can be used to assess molecular biomarkers in tumor cells or ctDNA, that can provide information to physicians to help guide the selection of more effective targeted therapies where available.

Is there trend? Our CSF tumor cell assays can be used to follow the response to therapy, by providing a more sensitive and quantitative measure of tumor burden than other methods such as CSF cytology or radiologic imaging.

Our goal is to become the standard of care for cancer patients with advanced disease.  Our approach is to develop and commercialize CTC and ctDNA assays and services that enable us to offer actionable information from a standard blood or CSF sample for a range of solid tumor types so that oncologists can make treatment decisions which improve patient care. To achieve this, we intend to:

•

Develop and commercialize a portfolio of proprietary CTC and ctDNA and ctRNA assays that enable physicians to personalize cancer treatment. Our predictive biomarker assays are designed to provide a more complete profile of a patient’s disease than other current liquid biopsy tests that are based on either CTCs or ctDNA and ctRNA alone. Other CTC assays on the market lack molecular biomarker capability. Other ctDNA assays on the market lack information regarding the presence of tumor cells which can inform treatment decisions in suspected CNS metastasis.  In the case of  CSF specimens, our combined CTC and ctDNA and ctRNA assays are expected to offer enhanced sensitivity and specificity compared to CSF cytology alone, based on our initial studies.

•

Scale our sales and marketing capabilities. Our direct sales force with specialized experience in cancer diagnostic testing focuses on key identified territories in order to provide geographic coverage throughout the United States. At December 31, 2021, we had 13 sales representatives.  This number may adapt as our business grows and evolves.  This team will educate physicians directly on the benefits of our assays and the clinical data supporting them, as well as provide support to and serve as technical specialists for our partners. In addition to our internal efforts, we are actively seeking commercial partnerships that can increase our market reach.

•

Develop and expand our collaborations with leading university hospitals and research centers. We currently collaborate with key thought leaders, physicians and clinical researchers across the country, including those at Sarah Cannon Research Institute, University of Colorado, Northwestern University Lurie Cancer Center, Stanford University, Penn State University, University of California, San Diego, St John’s Cancer Institute at Santa Monica (formerly John Wayne Cancer Institute), Columbia University, Emory University, Johns Hopkins Medical Institute, University of Texas Southwestern Medical Center, Yale University, Ohio State University, Vanderbilt University, Georgetown University and many others. Our collaborations enable us to conduct Institutional Review Board approved clinical studies, test new technologies, validate the effectiveness and utility of our planned future assays in a clinical setting and provide us access to clinically well-characterized and highly annotated patient data. These samples and data accelerate our validation process and facilitate the testing and refinement of our planned new assays.

•

Increase our efforts to provide biopharmaceutical companies and clinical research organizations with our current and planned CTC and ctDNA and ctRNA assays and services. To improve the outcome of clinical trials and accelerate the development of advanced neuro-oncology focused therapeutics, with advanced assays that specifically address the needs of neuro-oncology focused clinical trials. These include CTC and ctDNA and ctRNA assays that provide the ability to characterize patient-specific biomarkers in the CSF and monitor CNS tumor changes over time. There are over 5,000 active trials in the United States for breast, lung, colorectal, prostate and gastric cancers and melanoma according to clinicaltrials.gov. We expect to increase our sales and marketing focus in this business as well as seek additional collaborations and partnerships with diagnostic, pharmaceutical and biopharmaceutical companies.

•

Become an enabling technology to neuro-oncology directed targeted therapies. Biopharmaceutical companies will increasingly focus on the personalized cancer diagnostic as the prevalence of molecularly targeted neuro-oncology therapies approved by the FDA increases, thus necessitating the need for companion diagnostics. As targeted therapies move into their next phase, the market is beginning to see next generation cancer drugs such as AstraZeneca’s Tagrisso® (Osimertinib) approved for CNS indications. With these drugs, because of tumor heterogeneity, the molecular status of the tumor might change from the original tissue biopsy, so the patient must undergo a re-biopsy procedure so the current molecular profile of the patient can be assessed. In many cases, re-biopsy is not medically feasible and CSF-based assays that identify molecular targets offer a more cost effective and safer alternative in this application. Another area of interest for the pharmaceutical industry is in immuno-oncology. Immunotherapies help the body counter the cancer cell’s ability to evade the immune system. Several protein-based tests have been developed in tissue to work as complimentary or companion diagnostics to these new and promising drugs, but the use of these tests will be limited in CNS as a result of limitations with tissue biopsies in the CNS. Our solution is to test for these proteins with a CSF liquid biopsy-based test rather than relying on tissue biopsies.

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

•

Our current CNSide and Target Selector molecular assays enable, and we anticipate our planned future CTC and ctDNA and ctRNA assays will each enable, detailed analysis of a patient’s cancer utilizing a standard blood or CSF sample, facilitating testing at any time, including when a biopsy is not available or inconclusive, offering real-time monitoring of the cancer and the response of the cancer therapy, and allowing medical oncologists, neuro-oncologists, surgical oncologists, pulmonologists, urologists, integrative oncologists, and  pathologists and other physicians to select timely modifications to treatment regimens. Because CTCs and ctDNA and ctRNA are derived from the primary tumor or its metastases, they function as surrogates for the tumor, with the advantage of being readily accessible in a standard blood or CSF sample. This is especially important in situations where a biopsy is not available or advised. The simplicity of obtaining a standard blood or CSF sample permits repeat testing in a monitoring mode to detect recurrence or progression and to offer information on treatment modifications based on a current assessment of the cancer’s properties. A key advantage to using Biocept is our ability to interrogate both tumor cell and ctDNA and ctRNA biomarker targets.

•

Our current CNSide and Target Selector assays each provide, and we anticipate our planned future assays will each provide more information than competitors’ existing tests, as a result of being able to provide biomarker results for both ctDNA, ctRNA and CTCs or CSF tumor cells. We anticipate that such additional biomarker information will enable a physician to develop a personalized treatment plan. By including biomarker information in our analysis, in addition to tumor cell enumeration, our current assays and our planned future assays are designed to provide a more complete profile of a patient’s disease than other existing cell-based assays or ctDNA and ctRNA. We intend for our assays to contain actionable information to assist physicians in selecting appropriate therapies for individual patients. Our ctDNA and ctRNA assays are expected to offer enhanced sensitivity and specificity based on our patented technology, enabling earlier detection of therapy-associated mutation targets or resistance markers, again supporting treatment decisions.

•

Our current CNSide and Target Selector assays and our planned future assays are designed to  detect and characterize tumor cells in CSF and blood better than other existing tests such as CSF cytology and to be applicable to, or quickly modifiable for, a wide range of cancer types. Our antibody capture cocktail includes antibodies targeting not only the traditional epithelial CTC capture antigen, or EpCAM, utilized in the CellSearch® system and in other platforms, but also other epithelial antigens as well as mesenchymal and cancer stem cell antigens, indicative of cells having undergone the epithelial-to-mesenchymal transition. These cells may be more relevant for metastasis. Our detection methods include cellular staining for cytokeratin and other protein biomarkers with a broader range of applications than existing CTC tests.  We believe that through our enhanced capture and staining, more tumor cells in CSF will be  identified than by the CSF cytology alone, resulting in fewer non-informative cases and more information for physicians.

•

Our current and planned CTC and ctDNA Target Selector assays will be flexible and readily configurable to accommodate new biomarkers with clinical relevance as they are identified. In theory, our platforms permit essentially any analysis that is currently performed on tumor tissue to be performed on CTCs, including immunocytochemical staining, FISH and molecular analysis. As new therapies are approved, and to the extent that they are targeted therapies for which knowledge of a particular gene amplification event, mutation or presence, absence or modification, such as phosphorylation, of a protein are indicative of likely response or resistance to that therapy, we will be able to include them in our assays with minimal changes. This is attractive to pharmaceutical and biotechnology companies that are developing such therapies or seeking ways to make their clinical trials more efficient, as this flexibility enables them to focus on patients more likely to respond to a particular therapy and demonstrate a benefit from that therapy.

•

Collaborative relationships with physicians including key opinion leaders at several nationally recognized health and research institutions and other leading strategic partners and accounts.  We have worked closely with dozens of physicians on various collaborative projects in different cancer types including breast, NSCLC, prostate, colorectal, ovarian, bladder and endometrial. These projects provide us access to leading researchers, clinicians and key opinion leaders, access to valuable patient samples and insight into clinical applications for our assays. Some of these projects have resulted in publications in leading journals, such as Cancer Discovery and Cancer Medicine, which enhances our standing in the oncology community and supports our marketing efforts.

•

Our planned Target Selector mutation assays would not be platform dependent. These assays are being designed to be able to be performed on almost any molecular instrument, which will provide flexibility in laboratory operations. To the extent we elect to develop these assays as in vitro diagnostics, or IVDs, including by pursuing CE marks for such assays to be marketed outside the United States, the ability to rapidly deploy them on different approved instrument platforms already in many laboratories should greatly simplify their distribution and commercialization.

Our Assays, Products and Services

Assays, Products and Services

We currently offer and conduct our commercialized diagnostic assays and offer our clinical trial services at our CLIA-certified, CAP-accredited and California state-licensed laboratory. We have commercialized our CNSide and Target Selector assays for detecting and characterizing many different “carcinomas” derived from epithelial cells of solid organs such as: breast cancer, NSCLC, gastric cancer, colorectal cancer, prostate cancer, pancreaticobiliary cancer, and ovarian cancer. These assays utilize our dual cellular and ctDNA and ctRNA technology platforms and provide biomarker analysis from a patient’s blood sample. In addition, we launched RT-PCR COVID-19 testing at our laboratory during the second quarter of 2020.

Our current assays and clinical trial services include:

•

CSF tumor cell and ctDNA and ctRNA Testing. Our current CSF and blood based assays and our other planned cancer diagnostic assays are based on our Target Selector technologies. After completing testing, we or our partners provide our customers with an easy-to-understand report that describes the results of the analyses performed, which is designed to help medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians make better decisions about the treatment of their patients.  We introduced a CNSide specific report in 2021 and have recently improved this to include a serial report feature.

•

Clinical Trial Services. We plan to utilize our clinical laboratory and translational research capabilities to provide clinical trial and research services to pharmaceutical companies, biopharmaceutical companies and clinical research organizations to improve the efficiency and economic viability of their clinical studies. Our clinical studies and translational research services could leverage our knowledge of CTCs and ctDNA and ctRNA and our ability to develop and implement new cytogenetic, immunocytochemical and molecular diagnostic assays. Our current assays can, and our other planned cancer diagnostic assays and biomarker assays are anticipated to be able to, help optimize clinical trial patient selection and/or monitor cancer drivers during the course of treatment or disease progression. Demonstration of clinical utility of our assays would more easily enable these tests to be adopted in standard clinical practice, helping physicians select the most appropriate therapy for their patients.

•

RT-PCR COVID-19 Testing. We are currently performing RT-PCR testing for COVID-19 and have received more than 800,000 samples for processing to date.  We are currently seeing reduced demand for our COVID-19 testing services and expect this trend to continue absent a negative and sustained turn in the course of the pandemic.

In the case of our breast and gastric cancer offerings, biomarker analysis involves FISH for the detection and quantitation of the HER2 gene copy number as well as ICC techniques for the analysis of estrogen receptor, or ER, protein, progesterone receptor, or PR, protein, in breast cancer and androgen receptor, or AR, protein in prostate cancer.  All of these tests are currently available commercially. We have also validated and offer Next Generation Sequencing, or NGS, assays for use in lung and breast cancer, or for the detection of mutations seen in the cell-free DNA or other tumor types. A patient’s HER2 status provides the physician with information about the appropriateness of therapies such as Herceptin® or Tykerb®. ER and PR status provides the physician with information about the appropriateness of endocrine therapies such as tamoxifen and aromatase inhibitors.

Our lung cancer biomarker analysis offering currently includes FISH testing for other tumor biomarkers such as ALK, ROS1, RET, MET and fibroblast growth receptor 1, or FGFR1, gene rearrangements, as well as analysis for the T790M, Deletion 19, and L858R mutations of EGFR, as well as BRAF and KRAS. The L858R mutation of the EGFR gene and Exon 19 deletions as activators of EGFR kinase activity.  For lung cancer, we also offer a resistance profile assay consisting of the biomarkers MET, HER2 (both of which we perform using our technology for CTCs), KRAS, and T790M (both of which are performed using ctDNA in plasma). These assays can be used by physicians to identify the mechanism causing disease progression for patients with NSCLC who are being treated with tyrosine kinase inhibitor, or TKI, therapy and therefore may qualify patients for inclusion in a clinical trial. We have also validated and offer a NGS assay for use in NSCLC.

FGFR1 amplification is offered by FISH on our cell-based assays. FGFR1 is present in several tumor types, including both NSCLC and small cell lung cancer, or SCLC, and has been shown to be a prognostic indicator of progression. FGFR1 is also a key target for several drugs undergoing clinical development.

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

In August 2017, we announced that we had executed a distribution agreement for our proprietary SCTs with VWR International, LLC which can preserve intact cells (such as CTCs) for up to 96 hours and ctDNA for up to 8 days, allowing for the intact transport of RUO liquid biopsy samples from regions around the world.

We intend to continue to commercialize cancer diagnostic assays in the United States as LDTs performed in our CLIA-certified, CAP-accredited, and state-licensed laboratory. We plan to evaluate potential opportunities for the commercialization of our products in other countries. We believe the Target Selector technology can be used for molecular biomarker screening, marketed as RUO test kits.

We launched the first of our RUO Target Selector kit products, ctDNA EGFR, in January 2019. Additionally, we plan to evaluate opportunities for licensing of our products and proprietary technologies to partners in the United States and abroad.

We launched our RT-PCR COVID-19 testing business during the second quarter of 2020. We have received more than 800,000 samples for processing through our RT-PCR technology at our laboratory through the date of filing.  We are currently seeing reduced demand for our COVID-19 testing services and expect this trend to continue absent a negative and sustained turn in the course of the pandemic.

In December 2018, we entered into a Software License and Laboratory Data Supply Agreement with Prognos, Inc., or Prognos, an innovator in predicting disease by applying artificial intelligence, or AI, to clinical laboratory diagnostics. Under the agreement, we will supply de-identified data from our liquid biopsy testing to Prognos, which will leverage its AI capabilities to help its pharmaceutical clients ensure that the right patients receive the right therapies.  Since the agreement went into effect, we have received quarterly revenue sharing payments.

In May 2019, we announced the launch of the Target Selector NGS lung cancer panel. We are working to gain payment for our assay with Palmetto GBA, LLC, or Palmetto, which is contracted with Centers for Medicare & Medicaid Services, or CMS, to administer the Molecular Diagnostic Services, or MolDx, to vet new technologies and assays. This means that they must determine that our test is reasonable and necessary for the care of patients diagnosed with late-stage NSCLC.  This is the first step in gaining reimbursement for a proprietary test, and we are in the process of negotiating coding and pricing. Once that is finalized, Noridian Healthcare Solutions, LLC, or Noridian, the Medicare carrier for our region, must review and accept the recommendation for payment from Palmetto.  If they agree with the recommendation from Palmetto MolDx, then Noridian will adopt the payment and reimbursement recommendation or develop their own, and we can then receive payment from Medicare for our lung cancer panel.

In June 2019, we announced launch of the Target Selector NGS breast cancer panel, a multi-gene liquid biopsy panel specifically developed for breast cancer. This panel is being marketed to physicians and cancer researchers for the detection and monitoring of actionable genomic biomarkers associated with breast cancer.

In November 2019, we announced launch of our liquid biopsy test to detect the pan-tyrosine receptor kinase, or TRK, protein biomarker in the blood of patients diagnosed with cancer.  Identification of TRK protein enables physicians to rapidly and cost-effectively identify the potential presence of neurotrophic tyrosine receptor kinase, or NTRK, fusions used to inform on treatment options. We have subsequently launched FISH assays for NTRK1 and NTRK3 fusion genes in our cell-based assays to accompany and/or substitute for the TRK protein assay.

In April 2020, we announced the availability of RUO kits that can allow molecular laboratories around the world to utilize Biocept’s Target Selector molecular assay kits to detect key oncogene mutations through the analysis of both Formalin-Fixed Paraffin-Embedded, or FFPE, tissue gained from surgical biopsies as well as ctDNA gained from blood-based liquid biopsies.  In addition, we announced the award of Conformité Européene-IVD Mark, or CE-IVD Mark, for European and global ex-US distribution of our Target Selector molecular assay EGFR kit and CEE-Sure SCTs where applicable.

In May 2020, we announced the availability of a Target Selector molecular assay RUO kit for the detection of BRAF mutations in ctDNA and FFPE samples.

We launched our RT-PCR COVID-19 testing business during the second quarter of 2020 and have received more than 800,000 samples for processing through our RT-PCR technology at our laboratory to date.  We are currently seeing reduced demand for our COVID-19 testing services and expect this trend to continue absent a negative and sustained turn in the course of the pandemic.

In April 2021, we announced full commercial launch of our CNSide cerebrospinal fluid assay to address unmet needs of patients with metastatic brain cancer. The CNSide cerebrospinal fluid assay is designed to detect and manage treatment of metastatic cancers involving the CNS.

In June 2021, we announced a collaboration with Quest Diagnostics, or Quest to provide laboratory testing services to Quest patients using our Target Selector NGS-based liquid biopsy targeted lung cancer panel. Quest is the leading provider of diagnostic information services, including advanced diagnostics.  Quest launched the test on December 15, 2021.

In July 2021, we received a positive final Local Coverage Determination that expands Medicare coverage for use of our Target Selector assay to identify the HER2 biomarker from CTCs. This coverage determination from the CMS Molecular Diagnostics Program (MolDX®) was effective July 4, 2021.

Pharmaceutical, Research and Health Economic Collaborations

We continue to execute on our strategies intended to expand our business globally, as well as to engage with pharmaceutical companies on clinical trials and assay development. We have preferred provider agreements in place in Mexico with Quest to support testing for AstraZeneca.

With our cooperation, researchers at Columbia University published a study in the journal Clinical and Translational Oncology in January 2015. The study demonstrated the high correlation (79%) of circulating tumor cells, primary tumor tissue biopsy and metastatic tumor tissue biopsy in the determination of hormone receptor status, or ER/PR, of breast cancer patients. The investigators also found that this high correlation was strongest when comparing metastatic tissue biopsy to CTCs (83%). The conclusion of the study was that determining ER/PR status in CTCs using our platform is feasible, with high concordance in ER/PR between tumor tissue (as determined with IHC) and CTCs (as determined with ICC). The authors suggest a larger trial to determine the prognostic significance of these findings.

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

In April 2016, we announced a study collaboration with Dr. Giuseppe Giaccone at the MedStar Georgetown University Hospital to assess resistance biomarkers in NSCLC patients treated with EGFR inhibitors or chemotherapy. Later in 2016, we announced another collaboration involving a study presented at the European Society for Medical Oncology Annual Congress in October 2016, evaluating the detection of EGFR alterations (del19, L858R and T790M) by our Target Selector liquid biopsy. Subsequent to this study, we have earned business in both Mexico and Columbia for EGFR gene mutation testing in blood to qualify patients for a pharmaceutical company’s targeted therapy. The relationship also resulted in a study initiated during the following year that includes peripheral blood CTC assessment of PD-L1 protein expression in patients undergoing chemotherapy as a monotherapy or in combination with a checkpoint inhibitor.

In December 2016, we announced a clinical study agreement with Columbia University Medical Center to evaluate the clinical utility of our Target Selector platform to diagnose LM in breast cancer patients. This work was expanded in the fourth quarter of 2018 to include patients with other primary solid tumor types. Dr. Kevin Kalinsky leads this study to test CTCs in CSF and blood where CTC analysis will be compared to standard methods for confirming LM diagnosis. In September 2020, Dr. Kalinsky moved to Emory University in Atlanta, but his work with Columbia University on this project continues.

In May 2017, we entered into a clinical study agreement with the University of Texas Southwestern Medical Center. Led by recognized oncologist and ALK alteration researcher, Dr. Saad Khan, the study is designed to evaluate the clinical utility of our Target Selector platform for patients diagnosed with ALK-positive NSCLC and treated with ALK-inhibitor therapy. A second arm of the study evaluated patients with rare cancers such as anaplastic thyroid cancer to determine if genetic drivers such as ALK gene rearrangements can be identified and treated with targeted therapy to improve patient outcomes.

Two complementary posters on the highly sensitive Target Selector ctDNA assays were presented in 2018. The first poster entitled “Biocept Study Shows Incorporation of Thermo Fisher QuantStudio 5 PCR Instrument into Target Selector Platform Improves Sensitivity and Specificity in Detection of Lung Cancer Biomarkers” was presented in January 2018 at the Fifth AACR-IASLC International Joint Conference: Lung Cancer Translational Science from the Bench to the Clinic. The related poster, entitled “Validation of highly sensitive TargetSelector ctDNA assays for EGFR, BRAF, and KRAS mutations” was presented at the April 2018 American Association for Cancer Research annual meeting. Together, these posters highlight improvements to the Target Selector ctDNA platform, enabling more sensitive mutation detection down to a single copy, thereby increasing the likelihood of identifying actionable molecular drivers towards guiding targeted therapy decisions and better management of a patient’s cancer.

In collaboration with Dr. Shilpa Gupta from the Masonic Cancer Center at the University of Minnesota, a poster was presented at the April 2018 American Association for Cancer Research annual meeting. The results demonstrated proof-of-concept use of our Target Selector CTC platform, correlating CTC count with clinical responses in refractory testicular cancer patients undergoing therapy. This work is part of a Phase 2 clinical trial of brentuximab vedontin (an anti-CD-30 antibody) with bevacizumab in refractory CD-30 + germ cell tumors. The capability for our Target Selector CTC platform to monitor this rare cancer type presents the potential for a precision medicine-based approach to guide treatment decisions for these patients.

During the first half of 2018, three key case studies were published in peer-reviewed journals. In April, the 2018 Spring issue of Oncology & Hematology Review featured a case report demonstrating the clinical utility of our CTC platform whereby identification of an ALK rearrangement enabled sequential targeted therapy and improved quality of life in a patient with NSCLC.  This case illustrated the use of our technology to monitor therapeutic response and early detection of drug resistance to manage patient disease through the course of treatment with various ALK inhibitors. A Letter to the Editor in the May 2018 issue of Journal of Thoracic Oncology described the identification of a ROS1 rearrangement by Biocept CTC analysis using FISH. The ROS1 translocation was concordant with tissue biopsy. In contrast, next-generation sequencing analysis of plasma by another vendor failed to detect the genetic alteration in the patient with lung cancer. Also, in May 2018, a case report describing the application of our CTC technology in the management of metastatic breast cancer was published in Clinics in Oncology.  This work described a patient with recurrent breast cancer where numerous tissue-based evaluations of the individual’s bone-only metastases had repeated challenges or inclusive results.  HER2 amplification detected in CTCs from blood provided crucial information towards changing treatment strategies to include anti-HER therapy, consequently extending and improving the patient’s quality of life. Each of the three published cases provide real-life examples in lung and breast cancer towards establishing the importance of liquid biopsy to identify and monitor clinically actionable biomarkers to improve outcomes of patients with cancer.

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

In August 2018, we announced a Quality Improvement Initiative with Highmark Health to help improve molecular testing rates of NCCN Category I Guidelines for NSCLC. The Initiative aims to improve health outcomes by using liquid biopsy to more rapidly assess a patient's actionable biomarker status towards selecting appropriate therapy, while reducing the overall cost of care. The project will evaluate at least 100 patients in the Highmark Health-affiliated Allegheny Health Network Cancer Institute. Patients will receive our CTC and ctDNA testing in addition to tissue biopsy with the goal of obtaining biomarker status results for a higher percentage of patients compared to standard testing.

Two scientific posters featuring the Target Selector CTC and ctDNA platforms were presented in September 2018 at the International Association for the Study of Lung Cancer, or IASLC, 19th World Conference on Lung Cancer. Data from these clinical studies demonstrate the ability of our technology to detect and monitor CTC counts and actionable biomarkers in both blood and CSF of patients with advanced NSCLC. The first poster described interim results of a collaboration with Dr. Janakiraman Subramanian at the Saint Luke’s Cancer Institute in Kansas City, Missouri. This study evaluates CTC enumeration in advanced stage NSCLC patients before and during the course of chemotherapy. Interim data suggest that CTC counts may have prognostic and predictive potential to assess therapeutic benefit. The second poster was in collaboration with Kadmon Corporation, featuring CTC and ctDNA analyses and monitoring in the CSF of NSCLC patients with LM who were treated with tesevatinib in Kadmon’s clinical trial KD019-206. In this study, alterations detected in the CSF of patients were concordant with original tissue biopsies, and serial monitoring of CTCs and ctDNA biomarkers in CSF were consistent with the overall clinical.

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

In April 2019, we presented a poster at the annual meeting of the American Association for Cancer Research. The work describes analytical validation of Target Selector ESR1 Next Generation Sequencing, or NGS, ctDNA assays with single copy mutant detection. The assays have a limit of detection 0.03% or better, with >99% sensitivity for mutant allele fractions ranging from greater than 5% down to 0.03%.  ESR1 gene mutations are associated with acquired drug resistance in up to 55% of patients with ER positive metastatic breast cancer, or mBC, who received anti-estrogen treatment. Detection of ESR1 mutations may enable the prediction of treatment failure and disease progression in these patients. As new therapies are developed that antagonize ER activity by mechanisms that differ from current drug treatments, ESR1 mutation testing can be a helpful tool to identify patients who may benefit from these alternative agents.

In October 2019, we announced the publication of a peer-reviewed journal article featuring the analytical validation results demonstrating the high sensitivity of our Target Selector testing for EGFR, BRAF, and KRAS mutation in plasma ctDNA. The article was published in the journal, PLOS ONE, Volume 14, October 2019, included as part of a special collection of topical articles, entitled Targeted Anticancer Therapies and Precision Medicine In Cancer.

In November 2019, we presented clinical data highlighting performance of our Target Selector tests and kits for detecting actionable oncology biomarkers at the 2019 Association for Molecular Pathology Annual Meeting held at the Baltimore Convention Center, in Baltimore, MD.  These abstracts were published in The Journal of Molecular Diagnostics that accompanied this meeting.

In December 2019, we presented clinical data supporting the use of our Target Selector CTC platform as an aid in the monitoring and treatment of breast cancer in a poster session at the 2019 San Antonio Breast Cancer Symposium, or SABCS. The data demonstrated the Target Selector platform’s ability to accurately detect, enumerate, and interrogate CTCs in a cohort of over 1,500 patients, representing various clinical and treatment stages of breast cancer.

In March 2020, we announced publication of clinical data in the peer-reviewed Journal of Clinical Pathology that further validates the Company's Target Selector qPCR Assay using "Switch Blocker" technology to identify cancer-related mutations in liquid biopsy samples.  The study examined 127 clinical assays for mutations commonly associated with cancer found in the EGFR, BRAF and KRAS genes. Each Target Selector assay in the study demonstrated extremely high accuracy, sensitivity and specificity when compared to results obtained from tissue samples, showing a 93%-96% concordance to blinded tissue samples across all assays.

In October 2020, we announced results from a prospective study comparing our Target Selector CSF testing to conventional cytology in patients with NSCLC and LM showing that our Target Selector CSF testing may provide a more robust method for detecting lung cancer metastasis in CSF than the current standard of cytology analysis.

In November 2020, we announced results of a study analyzing CSF samples in patients with primary lung or breast cancer with either brain or LM disease. The findings indicate that Target Selector CSF assays are a viable and sensitive platform for CTC detection and molecular analysis compared to the current standard of care, CSF cytology, which is typically used to establish or confirm LM disease when cytology imaging findings are suspicious or equivocal.

In December 2020, we announced results from a prospective study showing Target Selector was highly accurate in monitoring HER2 alterations in patients with metastatic breast cancer. The results were featured in a poster presentation at the virtual 2020 SABCS.

In February 2021, we presented data at the Molecular Med Tri-Con Virtual Conference, showing that our Target Selector molecular assay kit detects mutations in up to 50% of tissue biopsy specimens, from patients diagnosed with NSCLC that were deemed quantity not sufficient by conventional methods.

In February 2021, we announced establishing a research collaboration with Protean BioDiagnostics, Inc. to research the ability of our Target Selector molecular assay to determine EGFR status in NSCLC patients.

In August 2021, we presented data at the SNO Brain Metastasis conference related to our CNSide experience on several NSCLC cases from one institution, the University of Utah.  Recently, we had other abstracts accepted for poster presentation at the upcoming annual November meeting of the SNO in Boston and the annual SABCS in December.

In November 2021 we presented a poster at the annual SNO meeting in Boston on our experience with longitudinal (or serial) therapy monitoring of CSF tumor cells in patients from four different institutions.

In December 2021, in a spotlight poster presentation at the SABCS, we presented our experience with genetic heterogeneity of HER2 in CSF tumor cells evaluated in patients with breast cancer that had metastasized to the CNS.

In February 2022, at the Molecular TriConference for Precision Medicine in San Diego, we presented a brief summary of our collective experience evaluating CSF tumor cells for purposes of evaluating metastatic cancer involving the CNS to determine targets for therapy and quantify the response to treatment over time.

Provider Agreements

In January 2017, we announced that we had secured an in-network provider agreement with Blue Cross Blue Shield of Texas, the largest provider of health benefits in Texas. In addition, we entered into a national master business agreement with the Blue Cross Blue Shield Association, a not-for-profit trade association that provides multiple services for its 38-member Blue Cross and Blue Shield health plan companies across the U.S., including forming national strategic vendor partnerships. We were selected by the Blue Cross Blue Shield Association based on a rigorous request-for-proposal progress. This agreement establishes pricing for our Target Selector liquid biopsy testing service through the Blue Cross Blue Shield Association’s group purchasing organization, CareSourcing Workgroup. The pricing offered by the CareSourcing Workgroup group purchasing organization is available to those Blue Cross and Blue Shield member health plans that have, or may seek, in-network agreements with us.

In June 2017, we entered into a participating provider agreement with MediNcrease Health Plans, LLC and a preferred provider agreement with Scripps Health Plan Services, Inc., both establishing pricing for our Target Selector liquid biopsy testing service.

In December 2017, we signed an agreement with Wellmark, Inc., or Wellmark, the largest health insurer in Iowa and South Dakota. The agreement marks our third Blue Cross Blue Shield contract and enables patients diagnosed with cancer the ability to access our proprietary testing services in-network under their Wellmark health plan.

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

In February 2020, we announced that we entered into an agreement with a California-based independent physician association, or IPA, to provide our liquid biopsy testing services to physicians and patients in their network.  Our Target Selector offering includes the choice of individual biomarker tests or a larger liquid biopsy panel, enabling physicians to select the best approach for each patient.

In June 2020, we announced that we entered into a managed care provider agreement with Medical Cost Containment Professional LLC, or MCCP, to process out-of-network claims for our Target Selector liquid biopsy testing. MCCP is a reference-based pricing insurance network that includes more than 150,000 providers nationwide.

In August 2020, we announced the expansion of our agreement with MultiPlan, Inc., or MultiPlan, to include COVID-19 testing services at a pre-negotiated price per test. MultiPlan is a healthcare cost management company offering payment integrity, network-based and analytics-based services. With the expanded agreement, our RT-PCR COVID-19 testing, in addition to our liquid biopsy oncology testing services, are now accessible to consumers who have access to the PHCS and MultiPlan Networks, MultiPlan’s national primary and complementary networks. More than 1 million healthcare providers participate in MultiPlan’s networks and 60 million health plan members have access to the company’s services.

In addition, in August 2020, we entered into an agreement with a healthcare group to provide RT-PCR COVID-19 testing to skilled nursing facilities. The group operates and supports more than 50 facilities in multiple states, with most located in California.

In September 2020, we announced that Highmark, America’s fourth largest Blue Cross Blue Shield affiliate, has made a positive coverage determination that our Target Selector liquid biopsy assay has been accepted for medical coverage for use in the diagnosis and treatment of patients with NSCLC. In addition, we announced that we entered into an agreement with Health Net Federal Services LLC to be an in-network provider for Target Selector liquid biopsy oncology platform testing for cancer patients in the TRICARE West, or TriWest, region network. TriWest provides healthcare services to approximately 3 million members of the U.S. military and their families.

In December 2020, we announced entering into laboratory services agreements with two Southern California regional IPAs providing physicians and patients in-network access to our full array of Target Selector liquid biopsy assays and services. Both IPAs are headquartered in San Diego and combined they serve more than 70,000 covered lives in the Southern California region.

We are currently contracted with nine preferred provider organization networks, three large health plans, and five regional independent physician associations, and expect to continue to gain contracts to be considered as an “in-network” provider with additional plans.

Laboratory Testing

From our CLIA-certified laboratory in San Diego, California, we provide test results from our current and planned CTC and ctDNA assays to medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians in community hospitals, cancer centers, group practices and offices. At the federal level, clinical laboratories, such as ours, must be certified under CLIA in order for us to perform testing on human specimens. Our laboratory is also accredited by CAP, which is one of six accreditation organizations approved by CMS under CLIA. Our clinical laboratory is located in California and we hold the requisite license from the California Department of Public Health to operate our laboratory. In addition, we hold licenses issued by the states of Maryland, Pennsylvania and Rhode Island to test specimens from patients in those states or received from ordering physicians from those states. In addition, our clinical reference laboratory is required to be licensed on a product-specific basis by New York as an out of state laboratory and our products, as LDTs, must be approved by the New York State Department of Health before they are offered in New York. As part of this process, the State of New York requires validation of our assays. We currently do not have the necessary New York license, but we are in the process of addressing the requirements for licensure in New York.  Our medical director holds a New York Certificate of Qualification applicable to the evaluation of tumor biomarkers.

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

Assay Development Process

Our Target Selector assays were, and our planned additional CTC and molecular assays are being, developed and validated in conjunction with leading academic and clinical research centers to ensure that the needs of the clinical community are being met with the latest research on key biomarkers that affect patient care. We utilize a research and validation process to help ensure that we are providing diagnostic, prognostic and predictive information that is clinically relevant and accurate. The timeframe for this process from design through development and market launch is dependent upon, among other things, the biomarkers in question having been discovered and validated before we incorporate them in an assay, the specific clinical claims we plan to pursue, and the availability of high-quality samples for validation. Our development protocol calls for us to monitor and review the process in four stages as detailed below:

•

Stage 1, Research. We review known, validated biomarkers, preferably associated with a specific therapeutic or other high value treatment decision and discuss with clinical collaborators and key thought leaders to characterize the opportunity, the specific clinical setting and the product profile of the candidate assay.

•

Stage 2, Assay Development. We design the assay, which typically has two parts: efficient capture of CTCs and/or isolation of ctDNA from the targeted cancer type and development of the biomarker assays that will be included. For example, the first part may involve modification of the antibody capture cocktail and the second could include development of specific Target Selector mutation assays or testing of FISH probes. Assay development utilizes contrived analytical samples, normal control specimens and ultimately clinical samples to assure performance. The assay development process includes defining the performance characteristics of the assay as well as developing standard protocols for our CLIA-certified, CAP accredited, and state-licensed laboratory, where the assay will ultimately be performed. This assessment includes such features as accuracy, precision (inter-assay, intra-assay, inter-operator, inter-instrument, etc.), sensitivity, and specificity.

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

•	Automation of Assay Process

Development of automation throughout the assay process, but particularly at the visual evaluation steps, which include enumeration, any ICC for biomarkers beyond those used to identify CTCs, for example protein biomarkers, and FISH analysis, is a way to drive efficiencies, reduce costs, speed up turnaround time, and generate more reliable, uniform, and in some cases more sensitive data. We have implemented an automation solution for the visual analysis, which has been validated and implemented in our CLIA laboratory. We have also developed automated systems for the separation, processing and washing steps before running a sample on the microfluidic channel, which has also been validated and implemented in the CLIA laboratory. We are currently implementing further steps in automation, including running the microfluidic channels and performing FISH. We believe these measures will reduce costs and time as well as allow for higher throughput as sample volumes increase.

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

Our system has the added advantage of post-capture immunofluorescent, cytogenetic and molecular genomic analyses of the CTCs. Cells captured by Biocept’s proprietary Target Selector system can be analyzed directly within the microfluidic channel, removing the need to re-deposit cells on a slide and thereby minimizing cell loss or damage. Furthermore, given the transparency of the microfluidic channel, captured cells can be immediately analyzed on a microscope. Together, these two important features allow for a very efficient process that is well suited for a LDT performed in a CLIA laboratory. The post-capture analyses directed towards evaluation of biomarkers, are particularly important and valuable to physicians and patients since they focus on actionable information related to therapy selection. We have performed several clinical research studies in collaboration with The University of Texas MD Anderson Cancer Center investigators involving various tumor types, including breast, ovarian, endometrial, lung, colorectal, bladder and prostate cancers.

In a collaboration with physicians and researchers at The University of Texas MD Anderson Cancer Center, we evaluated matched samples of tumor tissue, blood for CTCs, and bone marrow for metastatic tumor cells in recently diagnosed breast cancer patients to identify HER2 amplification. Positive HER2 status would indicate eligibility for HER2-targeted therapies like Herceptin®, a potentially life-saving treatment. These results were presented at both the 2011 and 2012 annual meetings of the American Society of Clinical Oncology. In a 95-patient study published in Cancer Medicine (2013, 2(2) 226-233), HER2 positive CTCs and/or DTCs were identified in 18.9% of cases in which the primary tumor was HER2 negative. In the same cohort of patients, only 12.6% were HER2 positive in their primary tumor. In other words, beyond the 12 (of 95) patients for whom traditional tumor tissue analysis had indicated benefit from Herceptin-based therapy, the Target Selector assay detected HER2 gene amplification in 18 (of 95) patients who (despite the fact they were identified as being HER2 negative by primary-tumor testing) could benefit from Herceptin-based therapy. Patients classified as HER2 negative based on tumor tissue and found to have HER2 positive CTCs and/or DTCs were subsequently monitored by our collaborators at The University of Texas MD Anderson Cancer Center to assess their overall and progression-free survival. Tumor heterogeneity is one likely cause of the discordance for HER2 status between tumor tissue and our assay performed on blood and bone marrow samples. Tumor heterogeneity indicates an important clinical application for the CTC analysis with the Target Selector assay. Our technology can use a standard blood sample to confirm and crosscheck tissue analysis performed by the pathologist at the time of biopsy or surgery, especially if HER2 negative.

Our Target Selector platform is well suited towards blood-based analysis of breast cancer biomarkers. A 24-patient study published with Columbia University (Clinical and Translational Oncology, 2015, 17(7):539-46) demonstrated the feasibility of CTC testing to evaluate ER and PR status in mBC patients. Results showed a concordance of 83% and 68% in ER/PR status between CTCs vs. metastatic tissue tumor, and CTCs vs. primary tissue, respectively. More recently, a December 2016 SABCS poster presentation featured the evaluation of 74 mBC patients. This collaborative work with the Sarah Cannon Research Institute, demonstrated detection of CTCs in 99% of mBC patient samples. In addition, ER protein expression concordance was 84% in cytokeratin positive cells and 18% in cytokeratin negative cells. FISH-based analysis of captured CTCs displayed tissue concordances of 93% and 68% for HER2 gene amplification in cytokeratin positive CTCs and cytokeratin negative CTCs, respectively; FGFR1 amplification concordances to tissue were 79% and 67% for cytokeratin positive CTCs and cytokeratin negative CTCs, respectively. While further investigation is needed to elucidate the significance of cytokeratin negative cells as a possible prognostic indicator to evaluate ER, HER2 and FGFR1 biomarkers in mBC patients, our ability to assess cytokeratin positive and negative CTCs affords a distinct advantage over other CTC technologies that rely solely upon characterization of cytokeratin positive CTCs.

We have also developed proprietary and robust technology to detect and quantify mutant ctDNA in plasma originating from the same blood sample that is used for the previously described CTC analyses. In collaboration between Mexico’s Instituto Nacional de Cancerologia and AstraZeneca, a clinical evaluation of blood-based liquid biopsy mutational profiling using our service was performed on 60 advanced-stage non-small cell lung cancer patients. Target Selector assays are highly sensitive with the ability to detect EGFR mutations down to one mutant copy per milliliter of plasma. The high concordance of ctDNA versus tissue exhibited in this work highlights Target Selector plasma ctDNA assays as a viable and practical means to detect EGFR activating and acquired resistance mutations relevant for guiding targeted therapy decisions.

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

Sales and Marketing

On December 31, 2021, our sales organization consisted of 13 field sales personnel allocated to strategic geographies around the country that have high concentrations of cancer patients.  This number may adapt as our business grows and evolves. We have defined sales territories and have hired sales professionals with extensive successful experience in clinical oncology sales or oncology diagnostic testing sales from leading biopharmaceutical, pharmaceutical or specialty reference laboratory companies. This specialized, oncology-focused sales force is supported by clinical specialists who bring significant technical knowledge in the use of CTC and ctDNA assays.

Finally, we have invested in market access experts to pursue favorable payment and coverage for our liquid biopsy testing services. The key value proposition for these customers will include clinical utility and cost savings by offering our assays as a complement and/or alternative to expensive surgeries when tumor biopsy tissue is insufficient or not available.

Our sales and marketing efforts are and will be based on a five-part marketing strategy:

•

work with neuro-oncologists, oncologists, other physicians and group practices at community hospitals and academic cancer centers to educate them on the advantages and opportunities that CTC and ctDNA assays provide for better information, allowing them to select the most appropriate therapy for their patients, and how and when these assays are most effectively used;

•	build relationships with key opinion leaders in oncology, specifically in the cancer types for which we are offering or plan to offer assays, to educate and support oncologists and neuro-oncologists;
•	collaborate with leading research universities and institutions that enable the validation of our new assays, as well as the generation of clinical utility data;
•	partner with biopharmaceutical and pharmaceutical companies for clinical trial work focusing on CTC and ctDNA testing and analysis; and
•

add value for the payer community by delivering clinically actionable information and providing a cost-effective alternative to access clinically actionable information using a simple blood or CSF-based test.

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

We plan to cooperate with partners on accessing markets internationally. We plan for this to be accomplished either through partnerships with local groups and distributors or the development of test kits.

Competition

As a cancer diagnostics company focused on current and planned assays for CTCs and ctDNA from standard blood samples, we rely extensively on our ability to combine novel technology and biomarker information with high-quality, state-of-the art clinical laboratory testing. We believe that we compete principally on the basis of:

•

our ability to utilize standard blood and CSF samples, enabling frequent testing of patients through the course of their disease as well as, without a biopsy, thereby reducing cost and trauma, saving time, and providing real-time information on the status of the tumor;

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

We believe that we compete favorably with respect to these factors, although we cannot assure you that we will be able to continue to do so in the future or that new products or assays that perform better than our current and planned future assays and services will not be introduced. We believe that our continued success depends on our ability to:

•	expand and enhance our current and planned Target Selector and CNSide assays to provide clinically meaningful information in additional cancers;
•	work with clinicians to design and implement clinical studies that demonstrate the clinical utility of our products;
•	continue to innovate and maintain scientifically advanced technology including development and regulatory approvals;
•	successfully market and sell assays;
•	continue to comply with regulatory guidelines and obtain appropriate regulatory approvals in the United States and abroad as applicable;
•	continue to validate our pipeline of assays;
•	conduct or collaborate with clinical utility studies to demonstrate the application and medical value of our assays;
•	continue to seek to obtain positive coverage and reimbursement decisions from Medicare and private third-party payers;
•	continue to enter into sales and marketing partnerships;
•	maintain existing and enter into new research and clinical collaborations with key academic and clinical study groups;
•	continue to attract and retain skilled scientific, clinical, laboratory, and marketing personnel;
•	continue to participate in and gain clinical trial work through biopharma partnerships;
•	receive payment for the testing we provide for patients;
•	obtain patents or other protection for our technologies, assays and services; and
•	obtain and maintain our clinical reference laboratory accreditations and licenses.

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

We face competition from specialty oncology diagnostic companies that are conducting research and development to develop proprietary CTC or ctDNA based assays and assay test panels for use in genomic profiling and monitoring solid tumor cancers. Competitors developing ctDNA bases assays and assay panels include but are not limited to companies such as Guardant Health, Foundation Medicine, Tempus Laboratories, NeoGenomics, Invitae, Natera, Inivata and Biodesix. EPIC Sciences, Menarini Silicon Biosystems, Biofluidica and Angle PLC offer CTC-based assays. These companies, in addition to operating research and development laboratories, have established CLIA-certified testing laboratories and have developed  LDTs that they market directly to oncologists and pathologists. A few of these companies, like Guardant Health and Foundation Medicine, have achieved FDA clearance for their proprietary laboratory tests.

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

Another new area of science and medicine is CTC and ctDNA assays performed from CSF samples for neuro-oncology applications.  There is currently limited competition for our CSF-based CTC and ctDNA assays.  There are no known specialty oncology diagnostic companies or large laboratory services companies that offer CSF-based CTC and ctDNA tests for neuro-oncology applications as a standard commercial clinical testing service. A few academic based pathology labs such as Memorial Sloan Kettering Cancer Center offer CSF-based testing mainly for research purposes.

There are a number of companies which are focused on the oncology diagnostic market, who while not currently offering CTC or ctDNA assays are selling to the medical oncologists and pathologists and could develop or offer CTC or ctDNA assays. Large laboratory services companies such as Quest and LabCorp provide more generalized cancer diagnostic assays and testing but could also offer a CTC or ctDNA assay service. Companies like Abbott, Danaher and others could develop equipment or reagents in the future as well. Currently, companies like Streck, Roche and Exact Sciences offer SCTs, and in the future, companies like Covidien, Beckton Dickinson, Thermo Fisher, and other large medical device companies may develop SCTs as well.

There are a number of life science technology companies that are focused on the oncology diagnostic market, such as Thermo Fisher Scientific, Illumina, Abbott Molecular, Bio-Rad, Sysmex, Qiagen, and Roche Diagnostics, that are selling equipment and reagents kits for ctDNA assays and assay panels. These companies compete with our ctDNA assay kit products and SCTs. Menarini Silicon Biosystems sells equipment and reagents kits for CTC assays. These companies market their products to specialty laboratories that offer molecular based testing for oncology applications, including national reference laboratories, regional laboratories and pathology laboratories that are part of academic medical centers and hospital systems.  These laboratories may purchase these products and developed ctDNA and CTC based laboratory developed tests that are marketed to medical oncologists and pathologists that compete with our lab services.

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

We expect that biopharmaceutical companies will increasingly focus resources on development of targeted oncology therapies that may require a companion diagnostic test approved by the FDA. We may face increasing competition from companies that offer CTC or ctDNA assays or products that are approved by the FDA as an IVD for companion diagnostic uses.

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

We have been issued patents with broad claims covering our SCT, antibody cocktail approach, microchannel, CTC detection methodologies, and ctDNA analysis. In addition to issued patents in the U.S., we have patents for our proprietary microchannel in China, South Korea, Europe, Hong Kong, Canada and Japan, and for our antibody cocktail in Australia, Europe, Canada, China, Hong Kong and Japan. Our patent estate continues to evolve, and in addition to the broad patent estate around our CTC platform, we also have issued patents in the U.S., Australia, Brazil, Europe, Hong Kong, Japan, China and South Korea for our novel switch blocker technology, solidifying our proprietary enrichment methodology for detecting ctDNA with very high sensitivity. We also have recently issued patents in the U.S. Australia, and Japan for a unique primer switch technology which can be used for detecting rare genetic alterations, and for improving the performance of PCR based amplification assays. Our CTC platform patents were filed from 2005 through 2012, and we expect to have patent protection into the 2030s. Our CTC patents and applications cover not only cancer as a target, but also prenatal and other rare cells of interest. Recently granted patents in the U.S. cover the capture of any target of interest on any solid surface using our antibody capture approach. The patent for our proprietary SCTs expires in 2031, and the patents for our ctDNA technology expire in the early 2030s.

As of December 31, 2021, we owned 53 issued patents and have 11 patent applications pending. Of these, 17 were issued U.S. patents and four were pending patent applications in the U.S., and one was a pending PCT application, while 36 were issued patents in non-U.S. territories and six were pending patent applications in non-U.S. territories.

Microfluidic Channels. As of December 31, 2021, we had three issued U.S. patents as well as granted patents in Europe, Japan, Hong Kong, Canada, China, South Korea which cover our microfluidic channel technology. A further U.S. patent application is pending.

Specimen collection tubes. In 2015, we received a U.S. patent related to our SCTs, which contain reagents designed to prevent clumping of blood cells and CTCs that could clog the microfluidic channels and disrupt our assays. The patent is currently under a reexamination procedure in the U.S. Patent Office.

Antibody Enrichment Cocktail. As of December 31, 2021, we had three issued U.S. patents and one pending U.S. patent application, and two European patents, as well as other corresponding foreign patent applications directed to our antibody capture cocktail technology. This technology includes using antibodies to a number of tumor-associated antigens from cancer cells of both epithelial and mesenchymal phenotype, as well as cancer stem cells.

Enhanced Staining. As of December 31, 2021, we had one issued U.S. patent, as well as issued patents in Europe, Canada, China, and Japan directed to this technology.

Target Selector Mutation Detection Technology. As of December 31, 2021, we co-owned two issued U.S. patents and two pending U.S. applications, two issued Australian patents, one issued Chinese patent, two issued Japanese patents, and one issued European (seven countries) patent, with Aegea Biotechnologies, Inc., or Aegea. Under our agreement with Aegea, we have certain exclusive rights for oncology clinical testing and diagnostics as well as limited rights for oncology basic and clinical research.

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

In April 2020, we announced that we validated a COVID-19 molecular diagnostic test and that we would begin accepting physician-ordered testing requests.  The testing volume was initially limited by the national shortage of specimen collection kits. On June 22, 2020, we announced the availability of 10,000 specimen collection kits for COVID-19 testing for physician ordering. Collected specimens are shipped to our high-complexity, CLIA-certified, CAP-accredited and BSL-2 safety level laboratory in San Diego with results returned to ordering physicians in an estimated 24 to 48 hours.  We have received more than 800,000 samples for processing through our RT-PCR technology at our laboratory to date.  We are currently seeing reduced demand for our COVID-19 testing services and expect this trend to continue absent a negative and sustained turn in the course of the pandemic.

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

Operations and Production Facilities

Our research and development laboratory, our CLIA-certified, CAP accredited, and state-licensed diagnostic testing laboratory, and our manufacturing facility are located in our San Diego, California headquarters. The laboratories employ commercial state-of-the-art equipment as well as custom-made components specific to our CTC process that are generated in a small in-

house engineering shop. The manufacturing facility used for the production of our microfluidic channels is a Class 10,000 suite in which polydimethylsiloxane, or PDMS, is formed into the base of our proprietary microfluidic channels in a molding process. A glass cover slip suitable for optical analysis is added to seal the channels and make them watertight. Plasma activation is utilized to bond the PDMS with other functional groups typically leaving an amine functional group for binding. The inside of the microfluidic channels is subsequently chemically derivatized to enable the attachment of binding elements that strongly bind to antibody-tagged (fluorescently conjugated) or coated CTCs. Because the microfluidic channels have micrometer dimensions, and we are seeking individual cells in a blood sample to interact with the surface of the microfluidic channel, dust particles and other microscopic debris that could clog the channel need to be avoided. Humidity is also a factor that affects binding capability especially in the plasma activation step.

The process of performing our assays is straightforward. When a health care professional takes a standard venous blood sample or a CSF specimen from a lumbar puncture or Ommaya reservoir from a patient for CTC or ctDNA testing, he or she will place the sample in our SCTs, complete a requisition form, and package the specimen in our shipping kit for direct shipment to us. Once we receive the specimen at our laboratory and we enter all pertinent information about the specimen into our clinical laboratory information system, our laboratory technologists prepare the specimen for processing and analysis. Laboratory technologists, including clinical laboratory technologists and clinical laboratory scientists then conduct the analysis, including enumeration of CTCs and biomarker analysis such as FISH. Usage of fluorescent tags enables colored imaging in this process to increase the biomarker analysis capability. The data, including images and the processed cells, are sent to our in-house or contracted pathologists or a commercialization partner’s pathologists who are experienced in the analysis and evaluation requested by the referring oncologist or pathologist.

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

Regardless of the applicable fee schedule, Medicare payment amounts are established for each Current Procedural Terminology, or CPT, code. In addition, under the CLFS, Medicare also sets a cap on the amount that it will pay for any individual assay. This cap, usually referred to as the National Limitation Amount, is set at a percentage of the median of all the contractor fee schedule amounts for each billing code.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our testing. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our testing. The previous MAC for California, Palmetto, which is contracted with CMS to administer the MolDx program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our testing is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 86% of all billable oncology cases received during the year ended December 31, 2020 related to our Target Selector biomarker assays and 92% for the year ended December 31, 2021, we continue to receive orders for our traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. The CTC enumeration counts disease burden and is a prognostic test, and although oncologists find the information valuable, it does not currently meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target Selector assays.

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

Billing and Billing Codes for Third-Party Payer Reimbursement

CPT codes are the main billing code set used by physicians, hospitals, laboratories and other health care professionals to report separately payable clinical laboratory and pathology services for reimbursement purposes. The CPT coding system is maintained and updated on an annual basis by the American Medical Association. We believe there are existing codes that describe nearly all the steps in our testing process. We currently use a combination of codes to bill for our testing and analysis.

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

Additionally, on March 16, 2018 CMS issued a final determination decision memo for Next-Generation Sequencing, or NGS, tests for Medicare Beneficiaries with Advanced Cancer (CAG-00450N).  Under this final determination, NGS tests that gain FDA approval or clearance as a companion diagnostic will receive coverage, and the final determination of coverage for NGS tests that are LDTs will be left up to the local MAC. Currently, only two of our CLIA validated assays are NGS-based; however, we plan to offer additional NGS assays in the future. To gain coverage for those assays, we will need to apply to Palmetto, which is the MAC that evaluates and recommends payment coverage or denial for molecular testing in our jurisdiction.

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

In accordance with Section 1833 (h)(2)(A)(i) of the Social Security Act, the annual update to the CLFS for calendar year 2022 is 5.4% (see 42 CFR405.509(b)(1)). With respect to our diagnostic services for which we expect to be reimbursed under PFS, CMS issues a Final Rule on an annual basis. Since 2015, the PFS Final Rules have included both increases and decreases in certain relative value units and geographic adjustment factors used to determine reimbursement for a number of codes used in our current assays and our planned future assays. These codes describe services that we must perform in connection with our assays and we bill for these codes in connection with the services that we provide.

Additionally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, enacted in March 2010, made a number of substantial changes in the way health care is financed by both governmental and private insurers.

Although some of these provisions may negatively impact payment rates for clinical laboratory tests, the ACA also extended coverage to over 30 million previously uninsured people, which resulted in an increase in the demand for certain diagnostic assays. There have been executive, judicial and congressional challenges to certain aspects of the ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties effective January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain ACA-mandated fees, including but not limited the Medical Device Excise Tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden Administration will impact the ACA.

Moreover, other legislative changes have been proposed and adopted since the ACA was enacted. The Protecting Access to Medicare Act of 2014, or PAMA, was signed to law, which, among other things, significantly altered the current payment methodology under the CLFS. Under the law, applicable clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic laboratory test that it furnishes during the specified time period. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Effective January 1, 2018, the Medicare payment rate for each clinical diagnostic laboratory test is equal to the weighted median amount for the test from the most recent data collection period. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. PAMA’s reporting obligations began in 2017 and occur every three years thereafter (or annually in the case of advanced diagnostic laboratory tests). Reporting of payment data under PAMA for clinical diagnostic laboratory tests has been delayed on numerous occasions. Based on current law, between January 1, 2023 and March 31, 2023, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2024 to 2026 CLFS rates. In addition, CMS updated the statutory phase-in provisions such that the rates for clinical diagnostic laboratory tests in 2020 could not be reduced by more than 10% of the rates for 2019. Pursuant to the CARES Act, the statutory phase-in of payment reductions has been extended through 2024, with a 0% reduction cap for 2021-2022 and a 15% reduction cap for 2023 through 2025. The PAMA rate changes did not materially affect our payments beginning in 2018; however, we cannot predict how this may affect future payment in coming years. Also, under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made as of April 1, 2014, CMS is required to assign a unique billing code if one has not already been assigned by the agency. In addition to assigning the code, CMS is required to publicly report payment for the tests. Further, under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA.

Additionally, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers and suppliers of up to 2% per fiscal year, starting in 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional congressional action is taken. COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In addition, the Middle-Class Tax Relief and Job Creation Act of 2012, or MCTRJCA, mandated an additional change in Medicare reimbursement for clinical laboratory tests. Congress is considering additional health reform measures as part of other reform initiatives.

In April 2020, the CMS announced that it would increase the reimbursement for certain COVID-19 molecular tests making use of high-throughput technologies developed by the private sector that allow for increased testing capacity, faster results, and more effective means of combating the spread of the virus to $100 per test, effective April 14, 2020. However, beginning January 1, 2021, Medicare changed the base reimbursement rate for COVID-19 diagnostic tests run on high-throughput technologies to $75 per test with an additional payment of $25 per test if certain additional requirements are met.  Moreover, federal COVID-19 relief funding for uninsured individuals to receive testing and treatment for COVID-19 has sunset, and it is unclear whether Congress will take additional action to extend this funding program.

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

Some of our Medicare claims may be subject to policies issued by Palmetto and Noridian Healthcare Solutions, our former and current MACs for California, respectively. Palmetto has issued a Local Coverage Determination, whereby Palmetto will not cover many molecular diagnostic assays, such as the enumeration component of our current assays, unless the test is expressly included in a National Coverage Determination issued by CMS or a Local Coverage Determination or coverage article issued by Palmetto. Currently, laboratories may submit coverage determination requests to Palmetto for consideration and apply for a unique billing code for each assay (which is a separate process from the coverage determination). In the event that a non-

coverage determination is issued, the laboratory must wait six months following the determination to submit a new request. Palmetto currently has a negative coverage determination for the enumeration component of CTC assays, but there is no such negative coverage determination for the analysis component of such CTC assays. Denial (or continuation of denial) of coverage for the enumeration component of our current and anticipated CTC assays by Palmetto or its successor MAC, Noridian Healthcare Solutions, which adopts coverage policies set by the MolDx program, or reimbursement at inadequate levels, would have a material adverse impact on our business and on market acceptance of our current assays and our planned future assays. Noridian Healthcare Solutions intends to follow, for CTC assays, the positive or negative coverage determinations which from time-to-time Palmetto makes as well as any coverage policy changes set by the MolDx program. On November 27, 2013, Palmetto denied our request for coverage for the enumeration/detection portion of our testing. We have not received any other indications to suggest that the negative coverage determination will be reversed. The CTC enumeration counts disease burden and is a prognostic test, and although oncologists find this information valuable, it does not meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target Selector assays.

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

In addition, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created new federal civil and criminal penalties, regarding health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing or attempting to execute a scheme to defraud any health care benefit program, including private third-party payers. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from federal health care programs, such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from federal health care programs.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. However, at this time, such reporting requirements do not extend to clinical laboratories such as ours.

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

Physician Licensing

A number of the states where specimens originate require that the physician interpreting those specimens for a primary diagnostic purpose be licensed by that particular state. Physicians who fail to comply with these licensure requirements could face fines or other penalties for practicing medicine without a license and we could be required to pay those fines on behalf of our pathologists or subject to liability under the federal False Claims Act and similar state laws if we bill for services furnished by unlicensed pathologists. We do not believe that the services our pathologists perform in overseeing CLIA laboratory operations or releasing results generated by our laboratory on behalf of referring physicians from other states who diagnose and treat patients with cancer under their care constitutes the practice of medicine in any state in which our pathologists are not licensed. Our physicians are licensed in the state of California where our CLIA laboratory is located and are engaged in the practice of laboratory medicine in California per requirements established by the California Department of Health Laboratory Field Services Office and evaluated by the College of American Pathologists, or CAP, which is a principal accrediting organization for laboratories around the world.

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

Confidentiality and Security of Personal Health Information

The Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), contains provisions that protect individually identifiable health information from unauthorized use or disclosure by “covered entities,” such as certain healthcare providers, health plans, and healthcare clearinghouses and their respective “business associates,” as well as their covered subcontractors, that perform services for them, which involve the creation, receipt, use, maintenance, transmission or disclosure of, individually identifiable health information for or on behalf of a covered entity. The Office for Civil Rights of HHS, the agency responsible for enforcing HIPAA, has published regulations to address the privacy, or the Privacy Rule, and security, or the Security Rule, of protected health information, or PHI. The Company is a covered entity under HIPAA and has adopted policies and procedures to comply with the Privacy Rule and the Security Rule and HIPAA. The health care facilities and providers that refer specimens to the Company are also bound by HIPAA.  HIPAA also requires that all providers who transmit claims for health care goods or services electronically utilize standard transaction and data sets and use standardized national provider identification codes. The Company endeavors to comply with HIPAA regulations, utilizes standard transaction data sets, and has obtained and implemented national provider identifiers, or NPIs, as the standard unique health identifier in filing and processing health care claims and other transactions.

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

In addition to the HIPAA Privacy Rule and Security Rule described above, the Company is subject to state laws regarding the handling and disclosure of patient records and patient health information. The HIPAA Privacy Rule and Security Rule regulations do not supersede state laws that may be more stringent; therefore, we are required to comply with both federal privacy and security regulations and varying state privacy and security laws and regulations. These laws vary widely. Penalties for violation include sanctions against a laboratory’s licensure as well as civil or criminal penalties. Additionally, private individuals may have a right of action against the Company for a violation of a state’s privacy laws. We endeavor to comply with current state laws regarding the confidentiality of health information and will continue to monitor new or changing state laws.

Employees

As of December 31, 2021, we had a total of 177 full-time employees, seven of whom hold doctorate degrees and 16 of whom are engaged in full-time research and development activities, as well as three part-time and 12 temporary employees. None of our employees are represented by a labor union.

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

Company Information

Our principal executive offices and our laboratory operations are located at 9955 Mesa Rim Road, San Diego, California 92121. Our telephone number is (858) 320-8200 and our website address is www.biocept.com. The information contained in, or that can be accessed through, our website is not incorporated into and is not part of this annual report. We were incorporated in California on May 12, 1997 and reincorporated as a Delaware corporation on July 30, 2013.

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

Risks Relating to Our Financial Condition and Capital Requirements

We are a molecular oncology diagnostics company with a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability.

We have historically incurred substantial net losses, including a net loss of approximately $2.8 million for the year ended December 31, 2021. Due to revenue from our COVID-19 testing services, we generated net income in the fourth quarter of 2020 and the first quarter of 2021. However, we are currently seeing reduced demand for our COVID-19 testing services and expect this trend to continue absent a negative and sustained turn in the course of the pandemic. Without high demand for our COVID-19 testing services, we will continue to incur net losses and negative cash flows from operations for the foreseeable future. At December 31, 2021, our accumulated deficit was approximately $266.4 million. Before 2008, we were pursuing a business plan relating to fetal genetic disorders and other fields, all of which were unrelated to cancer diagnostics. The portion of our accumulated deficit that relates to the period from inception through December 31, 2007, is approximately $66.5 million.

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

We expect to continue to incur losses for the foreseeable future and will have to raise additional capital to fund our planned operations and to meet our long-term business objectives. Although COVID-19 testing revenue during 2020 and 2021 provided us with increased levels of cash inflows from operations, we are currently seeing reduced demand for our COVID-19 testing services and expect this trend to continue absent a negative and sustained turn in the course of the pandemic.  Until we can generate significant cash from operations, including product and assay revenues, we expect to continue to fund our operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. General market conditions resulting from global supply chain issues, the Russia-Ukraine conflict, the COVID-19 pandemic, and other macroeconomic factors, as well as market conditions affecting companies in the life sciences industry in general, may make it difficult for us to obtain financing from the capital markets on attractive terms, or at all.  Failure to raise additional capital in sufficient amounts would significantly impact our ability to continue as a going concern. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control.

Risks Relating to Our Business and Strategy

If we are unable to increase sales of our current products, assays and services or successfully develop and commercialize other products, assays and services, our revenues will be insufficient for us to achieve profitability.

Other than our COVID-19 testing revenue, we currently derive substantially all of our revenues from sales of diagnostic assays. We began offering our assays through our Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified CAP accredited, and state-licensed laboratory in 2014. Additionally, the sale of our proprietary specimen collection tubes, or SCTs commenced in June 2018, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world. We are in varying stages of research and development for other products and diagnostic assays that we may offer. If we are unable to increase sales of our existing products and diagnostic assays or successfully develop and commercialize other products and diagnostic assays, we will not produce sufficient revenues to become profitable.

If we are unable to execute our sales and marketing strategy for our products and diagnostic assays and are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our business.

We are an early-stage molecular oncology diagnostics company and have engaged in only limited sales and marketing activities for the diagnostic assays we currently offer through our CLIA-certified, CAP accredited, and state-licensed laboratory. Except for net income generated in the fourth quarter of 2020 and the first quarter of 2021 as a result of our COVID-19 testing revenue, our revenue has been insufficient to fund operations.

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

Our ability to successfully market the products and diagnostic assays that we have developed, and may develop in the future, will depend on numerous factors, including:

•	conducting clinical utility studies of such assays in collaboration with key thought leaders to demonstrate their use and value in important medical decisions such as treatment selection;
•	whether our current or future partners, vigorously support our offerings;
•	the success of our sales force;

•	whether healthcare providers believe such diagnostic assays provide clinical utility;
•	whether the medical community accepts that such diagnostic assays are sufficiently sensitive and specific to be meaningful in-patient care and treatment decisions;
•	our ability to continually source raw materials, SCTs, shipping kits and other products that we sell or consume in our manufacturing process that are of sufficient quality and supply;
•	our ability to continue to fund planned sales and marketing activities; and
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

Other than our COVID-19 testing revenue, we currently derive our revenues from our diagnostic assays conducted in our CLIA-certified, CAP accredited, and state-licensed laboratory. We do not have any clinical reference laboratory facilities other than our facility in San Diego, California. We completed the process of moving our operations and equipment to our new laboratory facility in San Diego in December 2020. Our new facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquake, flooding and power outages, which may render it difficult or impossible for us to sell our products or perform our diagnostic assays for some period of time. The inability to sell our current or planned future products, or to perform our current assays and our planned future assays, or the backlog of assays that could develop if our facility is inoperable for even a short period of time, may result in the loss of customers or harm to our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our research and development work could be costly and time-consuming to repair or replace.

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

Our RT-PCR COVID-19 testing business revenues will likely decline.

We launched our RT-PCR COVID-19 testing business during the second quarter of 2020. We have received more than 800,000 samples for processing through our RT-PCR technology at our laboratory to date. During the years ended December 31, 2020 and 2021, we saw a significant increase in our net revenues due to our substantial COVID-19 testing volumes during those periods. As a result of increased vaccination and immunization levels, as well as decreased  COVID-19 hospitalizations, reported cases and mandatory COVID-19 testing, we are currently seeing reduced demand for our COVID-19 testing services and expect this trend to continue absent a negative and sustained turn in the course of the pandemic.  In addition, our RT-PCR COVID-19 testing is done pursuant to an Emergency Use Authorization which will be revoked when the public health emergency is no longer in effect, and we will no longer be able to offer the test under the EUA after such revocation.

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

There are a number of companies which are focused on the oncology diagnostic market, who while not currently offering CTC or ctDNA assays are selling to the medical oncologists and pathologists and could develop or offer CTC or ctDNA assays. Large laboratory services companies such as Quest and LabCorp provide more generalized cancer diagnostic assays and testing but could also offer a CTC or ctDNA assay service. Companies like Abbott, Danaher and others could develop equipment or reagents in the future as well. Currently, companies like Streck, Roche and Exact Sciences offer SCTs, and in the future, companies like Covidien, Beckton Dickinson, Thermo Fisher, and other large medical device companies may develop SCTs as well.

There are a number of life science technology companies that are focused on the oncology diagnostic market, such as Thermo Fisher Scientific, Illumina, Abbott Molecular, Bio-Rad, Sysmex, Qiagen, and Roche Diagnostics, that are selling equipment and reagents kits for ctDNA assays and assay panels. These companies compete with our ctDNA assay kit products and SCTs. Menarini Silicon Biosystems sells equipment and reagents kits for CTC assays. These companies market their products to specialty laboratories that offer molecular based testing for oncology applications, including national reference laboratory, regional laboratories and pathology laboratories that are part of academic medical centers and hospital systems.  These laboratories may purchase these products and developed ctDNA and CTC based laboratory developed tests that are marketed to medical oncologists and pathologists that compete with our lab services.

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

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. For the years ended December 31, 2020 and 2021, our research and development expenses were $5.2 million and $5.0 million, respectively, and our sales and marketing expenses were $6.4 million and $8.3 million, respectively. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current products, assays and services and our planned future products, assays and services, continue to establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we need to generate significant revenues in order to achieve sustained profitability.

If medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians decide not to order our current or planned future assays, or if laboratory supply distributors or their customers decide not to order our current or planned future products, we may be unable to generate sufficient revenue to sustain our business.

To generate demand for our current products, assays and services and our planned future products, assays and services, we will need to educate medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists, and other physicians and other health care professionals, as well as laboratory and medical equipment suppliers, on the clinical utility, benefits and value of the products, assays and services we provide through published papers, presentations at scientific conferences, educational programs and one-on-one education sessions by members of our sales force. In addition, we need to educate medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians of our ability to obtain and maintain coverage and adequate reimbursement from third-party payers. We need to hire additional commercial, scientific, technical and other personnel to support this process. Unless an adequate number of medical practitioners order our current assays and our planned future assays, or unless an adequate number of laboratory supply distributors order our current and planned future products, we will likely be unable to create demand in sufficient volume for us to achieve sustained profitability. Our ability to interface with physicians and other medical professionals has been, and may in the future be, impacted by the ongoing COVID-19 pandemic.

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

We have relationships with suppliers and institutions that provide us with blood samples and other biological materials that we use in developing and validating our current assays and our planned future assays. If one or more suppliers terminate their relationship with us or are unable to meet our requirements for samples, we will need to identify other third parties to provide us with blood samples and biological materials, which could result in a delay in our research and development activities and negatively affect our business. In addition, as we grow, our research and academic institution collaborators may seek additional financial contributions from us, which may negatively affect our results of operations. To the extent that the third parties supplying us with blood samples or other biological materials are impacted by the COVID-19 pandemic or other supply chain issues, our costs and availability of such supplies may be impacted.

We currently rely on third-party suppliers for our SCTs, shipping kits, and critical materials needed to perform our current assays, as well as our planned future products, assays and services, and any problems experienced by them could result in a delay or interruption of their supply to us.

We currently purchase our SCTs and raw materials for our microfluidic channels and assay reagents under purchase orders and do not have long-term contracts with most of the suppliers of these materials. If suppliers were to delay or stop producing our SCTs, shipping kits, materials or reagents, or if the prices they charge us were to increase significantly, or if they elected not to sell to us, we would need to identify other suppliers. We could experience delays in obtaining SCTs and shipping kits, manufacturing the microfluidic channels, or performing assays while finding another acceptable supplier, which could impact our results of operations. The changes could also result in increased costs associated with qualifying the new SCTs, shipping kits, materials or reagents and in increased operating costs. Further, any prolonged disruption in a supplier’s operations could have a significant negative impact on our ability to perform diagnostic assays in a timely manner and sell our products. If our third-party suppliers’ operations are impacted by the COVID-19 pandemic, or other supply chain issues, we may experience supply delays or interruptions.

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

.

If we cannot support demand for our current products, assays and services, as well as our planned future products, assays and services, including successfully managing the evolution of our laboratory service, our business could suffer.

As our product and assay volume grows, we will need to increase our assay capacity, implement automation, increase our scale and related processing, customer service, billing, collection and systems process improvements and expand our internal quality assurance program and technology to support assays on a larger scale. Examples of challenges we may face include, but are not limited to, maintaining the same validated sensitivity in our assays for both CTC and ctDNA analysis as our assay volume increases. We will also need additional clinical laboratory scientists and other scientific and technical personnel to process these additional assays. Any increases in scale, related improvements and quality assurance may not be successfully implemented and appropriate personnel may not be available. As additional products, assays and services are commercialized, we may need to bring new equipment online, implement new systems, technology, controls and procedures and hire personnel with different qualifications. Failure to implement or maintain necessary procedures or to hire the necessary personnel could result in a higher cost of processing or an inability to meet market demand. We cannot assure you that we will be able to perform assays on a timely basis, or procure SCTs, shipping kits or other materials we sell, at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of our assay results, or that we will respond successfully to the growing complexity of our operations. If we encounter difficulty meeting market demand or quality standards for our current products, assays and services and our planned future products, assays and services, including with respect to our assays our ability to maintain the sensitivity, specificity, concordance and reproducibility of such assays, our reputation could be harmed, and our future prospects and business could suffer, which may have a material adverse effect on our financial condition, results of operations and cash flows.

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

We currently manufacture our proprietary microfluidic channels at our San Diego facility and intend to continue to do so. We believe we currently have adequate manufacturing capacity for our microfluidic channels. If demand for our current products, assays and services and our planned future products, assays and services increases significantly, we will need to either expand our manufacturing capabilities or outsource to other manufacturers. If we or third-party manufacturers engaged by us fail to manufacture and deliver our microfluidic channels or certain reagents in a timely manner, our relationships with our customers could be seriously harmed. We cannot assure you that manufacturing, or quality control problems will not arise as we attempt to increase the production of our microfluidic channels or reagents or that we can increase our manufacturing capabilities and maintain quality control in a timely manner or at commercially reasonable costs. If we cannot manufacture our microfluidic channels consistently on a timely basis because of these or other factors, it could have a significant negative impact on our ability to perform assays and generate revenues. We may encounter supply chain constraints in obtaining the raw materials needed to manufacture our products for a variety of reasons, including events outside of our control such as the COVID-19 pandemic and geopolitical events.

International expansion of our business would expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

Our business strategy is to pursue increased international expansion, including partnering with academic and commercial testing laboratories, and introducing our technology outside the United States as part of in vitro diagnostic, or IVD, test kits and/or testing systems utilizing our technologies. Doing business internationally involves a number of risks, including:

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
•

natural disasters, political and economic instability, including wars, invasions, other military actions, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

•

failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, by maintaining accurate information and control over sales activities and distributors’ activities.

Any of these risks, if encountered, could significantly harm our future international expansion and operations and consequently, have a material adverse effect on our financial condition, results of operations and cash flows.

General economic or business conditions may have a negative impact on our business.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in increased unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current Russia-Ukraine conflict has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Continuing concerns over United States health care reform legislation have also contributed to increased volatility. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences, including, without limitation, regulatory investigations or actions, litigation, interruption to our operations, harm to our reputation, fines, penalties, liability, or a loss of revenues, customers or sales, or other adverse consequences.

In the ordinary course of our business, we may process proprietary, confidential and sensitive information, personal data (including health information), intellectual property, trade secrets, and other sensitive business information owned or controlled by ourselves or other parties (collectively, sensitive information). In addition, we rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including without limitation, assay processing, sample tracking, quality control, customer service and support, billing and reimbursement, research and development activities and our general and administrative activities.  Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.  We may share or receive sensitive information with or from third parties.

Despite the implementation of security measures, we and the third parties upon whom we rely (including the Internet and related systems) may be vulnerable to cyberattacks, malicious internet-based activity and online and offline fraud, which are becoming increasingly prevalent and difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel misconduct or error, employee theft or misuse, sophisticated nation-state and nation-state supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities.  During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products.

We and the third parties upon whom we rely are subject to a variety of evolving threats, including but are not limited to social engineering attacks, software bugs, malicious code (such as viruses and worms), denial-of-service attacks (such as credential stuffing), ransomware attacks, supply chain attacks, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware,  physical break-ins, fires, telecommunications or network failures, malicious human acts, natural disasters, or other similar issues. Ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of sensitive information (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Despite the security controls we have in place, such attacks are very difficult to avoid.

Any of the aforementioned threats and other similar attacks, disruptions or accidents could cause a security incident, which, in turn, could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our sensitive information, or disrupt our ability to provide our platform or our service providers’ ability to support our services or develop or deliver our products. We may expend significant resources, fundamentally change our business activities and practices, or modify our operations in an effort to protect against security incidents and to mitigate, detect and address actual and potential vulnerabilities. Certain data privacy and security obligations may require us to implement and maintain specific, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.  Despite the precautionary measures we have taken to try to prevent a security incident, there can be no assurance that these measures will be effective.  We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred.  Despite our effects to identify and address vulnerabilities, if any, in our information technology systems, our efforts may not be successful.  Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents.  Such disclosures are costly, and the disclosure of any security incident or the failure to comply with such requirements could lead to adverse consequences.  Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business, such as preventing us from processing assays; providing assay results to medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists, and other physicians; billing payers; processing reimbursement appeals; handling patient or physician inquiries; conducting research and development activities and managing the administrative aspects of our business.

Furthermore, if we or any third party upon whom we rely experience a security incident, or are perceived to have experienced a security incident, it could result in: government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; restrictions on processing personal data or sensitive information (which could impact our ability to conduct tests or develop our products); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations; financial loss; and other similar harms.

Furthermore, there can be no assurance that our contracts contain limitations of liability, and even where they do, such limitations may not be enforceable, adequate or otherwise protect us from liabilities or damages if we fail to comply with obligations related to security incidents.  We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercial reasonable terms or at all, or that such coverage will pay future claims.

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

Although some of these provisions may negatively impact payment rates for clinical laboratory tests, the ACA also extends coverage to over 30 million previously uninsured people, which resulted in an increase in the demand for our current assays and our planned future assays. There have been executive, judicial and congressional challenges to certain aspects of the ACA. For example, President Trump signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties effective January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and eliminating the implementation of certain ACA-mandated fees, including but not limited the Medical Device Excise Tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace.  The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Protecting Access to Medicare Act of 2014, or PAMA, was signed to law, which, among other things, significantly altered the current payment methodology under the Medicare Clinical Laboratory Fee Schedule, or CLFS. Beginning in 2017 and every three years thereafter (or annually in the case of advanced diagnostic laboratory tests), applicable clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic laboratory test that it furnishes during the specified time period. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Effective January 1, 2018, the Medicare payment rate for each clinical diagnostic laboratory test is equal to the weighted median amount for the test from the most recent data collection period. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. The PAMA rate changes did not materially affect our payments beginning in 2018; however, we cannot predict how this may affect future payment in coming years. Reporting of payment data under PAMA for clinical diagnostic laboratory tests has been delayed on numerous occasions. Based on current law, between January 1, 2023 and March 31, 2023, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2024 to 2026 CLFS rates. In addition, CMS updated the statutory phase-in provisions such that the rates for clinical diagnostic laboratory tests in 2020 could not be reduced by more than 10% of the rates for 2019. Pursuant to the CARES Act, the statutory phase-in of the payment reductions has been extended through 2024, with a 0% reduction cap for 2021-2022 and a 15% reduction cap for 2023 through 2025. It is unclear what impact new quality and payment programs or new pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations, or cash flows.

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

Additionally, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers and suppliers of up to 2% per fiscal year, starting in 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional congressional action is taken. COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022.  Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester.  The full impact on our business the sequester law is uncertain. In addition, the Middle-Class Tax Relief and Job Creation Act of 2012, or MCTRJCA, mandated an additional change in Medicare reimbursement for clinical laboratory tests. In addition, Congress is considering additional health reform measures as part of other reform initiatives.

In April 2020, the CMS announced that it would increase the reimbursement for certain COVID-19 molecular tests making use of high-throughput technologies developed by the private sector that allow for increased testing capacity, faster results, and more effective means of combating the spread of the virus to $100 per test, effective April 14, 2020. However, beginning January 1, 2021, Medicare changed the base reimbursement rate for COVID-19 diagnostic tests run on high-throughput technologies to $75 per test with an additional payment of $25 per test if certain additional requirements are met. Moreover, federal COVID-19 relief funding for uninsured individuals to receive testing and treatment for COVID-19 has sunset, and it is unclear whether Congress will take additional action to extend this program. We are currently reviewing how these reimbursement policies will impact laboratories and the patients we serve.

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

We cannot predict whether future health care initiatives will be implemented at the federal or state level.  For example, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. The expansion of government’s role in the U.S. health care industry, and changes to the reimbursement amounts paid by Medicare and other payers for our current assays and our planned future assays, may reduce our profits, if any, and have a materially adverse effect on our business, financial condition, results of operations and cash flows. Moreover, Congress has proposed on several occasions to impose a 20% coinsurance payment requirement on patients for clinical laboratory tests reimbursed under the CLFS, which would require us to bill patients for these amounts. In the event that Congress were to ever enact such legislation, the cost of billing and collecting for our assays could often exceed the amount actually received from the patient.

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

Medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians may not order our current assays and our planned future assays unless third-party payers, such as managed care organizations and government payers (e.g., Medicare and Medicaid), pay a substantial portion of the assay price. Coverage and reimbursement by a third-party payer may depend on a number of factors, including a payer’s determination that assays using our technologies are:

•not experimental or investigational;

•medically necessary;

•appropriate for the specific patient;

•cost-effective;

•supported by peer-reviewed publications; and

•included in clinical practice guidelines.

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

Approximately 51% and 56% of total net revenues during the years ended December 31, 2020 and 2021, respectively, were associated with Medicare and CARES Act reimbursement. Approximately 20% and 17% of total net revenues during the years ended December 31, 2020 and 2021, respectively, were associated with Blue Cross Blue Shield reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare and Blue Cross Blue Shield covered-portions of our current assays and our planned future assays would, without such contracted payer reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our assays. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our assays. The previous MAC for California, Palmetto, which is contracted with CMS to administer the Molecular Diagnostic Services, or MolDx, program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our assays is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 92% of all billable cases received during the years ended December 31, 2020 and 2021 relate to our Target Selector biomarker assays, we continue to receive orders for traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. The CTC enumeration counts disease burden and is a prognostic assay, and although valuable, it does not meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target Selector assays.

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

We may not receive breakthrough device designation by the FDA for our Target Selector CSF Assay, and even if we do, such designation may not lead to a faster development, regulatory review or clearance process, and it may not increase the likelihood that the assay will receive marketing authorization from the FDA.

Following the full commercial launch of our CSF assay, CNSide, we submitted an initial application for Breakthrough Device Designation to the FDA in the second quarter of 2021. While that initial submission was denied, we intend to continue to pursue Breakthrough Device Designation for CNSide and are gathering data based on the feedback provided by the FDA to further support the submission. The FDA’s breakthrough devices program is a voluntary program for certain medical devices that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. The goal of the program is to provide patients and healthcare providers with timely access to these medical devices by speeding up their development, assessment and review, while preserving the statutory standards for premarket approval, 510(k) clearance and de novo marketing authorization, consistent with the FDA’s mission to protect and promote public health.

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

The container we provide for collection and transport of blood samples from a health care provider to our clinical laboratory, as well as our SCTs, may be medical devices subject to the FDA regulation but are currently exempt from pre-market review by the FDA. While we believe that we are currently in material compliance with applicable laws and regulations, we cannot assure you that the FDA or other regulatory agencies would agree with our determination, and a determination that we have violated these laws, or a public announcement that we are being investigated for possible violations of these laws, could adversely affect our business, prospects, results of operations or financial condition.

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

Our SCTs and Target Selector kits are marketed for RUO and distributed and sold to end users, some of which will be researchers and institutions while other end users could be labs performing clinical testing that will create their own LDTs. Some end users may assert that our ROU products caused their assays to perform inadequately or give erroneous results. If that was the case, we could potentially incur additional liabilities.

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

•

HIPAA, which established additional federal civil and criminal liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any health care benefit program or making false statements in connection with the delivery of or payment for health care benefits, items or services;

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

•

the federal Physician Payments Sunshine Act requirements under the ACA, which require certain manufacturers of drugs, devices, biologics and medical supplies to report to CMS information related to payments and other transfers of value made to or at the request of covered recipients, such as physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, and certain physician ownership and investment interests held by physicians and their immediate family members; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers.

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

We are or may become subject to stringent and changing U.S. and foreign  laws, regulations, rules, standards, policies, contractual obligations and other obligations related to data privacy and security, including laws and regulations related to health information. Our failure or perceived failure to comply with such obligations could result in regulatory investigations or actions, enforcement or litigation, fines and penalties), a disruption of the development or delivery of our products and services, reputational harm, loss of revenue or profits, or other adverse effects.

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (commonly known as processing) personal data and other sensitive information, including but not limited to proprietary and confidential business information, trade secrets, intellectual property, health information and sensitive third-party information. Accordingly, we are, or may become, subject to numerous federal, state, local and foreign data privacy and security laws, regulations, guidance and industry standards, including laws that specifically regulate health information, as well as external and internal privacy and security policies, contracts and other obligations that apply to the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws.  For example, HIPAA, as amended by HITECH, and the respective implementing regulations, imposes limitations on certain entities’ processing of individual health information, and also grants individuals rights with respect to their health information. HITECH also made significant increases in the penalties for improper processing of an individual’s health information under HIPAA and extended enforcement authority to state attorneys general.

As another example, the California Consumer Privacy Act of 2018, or CCPA, imposes several obligations on covered businesses, including requiring specific disclosures related to a business’s processing of personal data, new operational practices, and requirements to respond to certain requests from California residents related to their personal data. The CCPA provides for significant civil penalties as well as a private right of action for data breaches and statutory damages. Although there are limited exemptions for clinical trial data and some other health data under the CCPA, the CCPA and other similar laws may impact our business activities and increase our compliance costs. In addition, it is anticipated that the California Privacy Rights Act of 2020, or CPRA, effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on the retention of personal data, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. In addition, other states have enacted or proposed data privacy laws, which could further complicate the legal landscape. For example, Virginia recently passed the Consumer Data Protection Act, and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. Other data privacy and security laws have also been proposed at the federal, state, and local levels, and may be enacted.

Additionally, outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, governs the processing of personal data of European persons, and sets out extensive compliance requirements. The EU GDPR provides for fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Additionally, we may be subject to the United Kingdom’s GDPR or UK GDPR, which largely mirrors the EU GDPR in UK national law. In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we may be legally or contractually bound to comply.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions).  Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated.  The more reliant our business is on the ability to effectuate cross-border data transfers, the more impact we may experience in light of any changes in the legal landscape.

The number and scope of obligations related to data privacy and security, including but not limited to the complex requirements of HIPAA and GDPR, are rapidly evolving, subject to change and potentially in conflict with each other. As a result, preparing for and complying with these obligations requires significant resources and potentially significant changes to our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors, consultants or other third parties that process personal data on our behalf, any of which could have a negative impact on our operations. Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape.  Adding to the complexity is that our operations are evolving, and these laws will apply differently depending on our operations, for example whether we electronically bill for our services.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners, third-party collaborators, service providers, contractors or consultants fail to comply with such obligations. If we fail, or are perceived to have failed, to address or comply with obligations related to data privacy and security, we could face significant consequences, including but not limited to foreign, federal, state, or local government enforcement actions that could include investigations, fines, penalties, audits and inspections; litigation; additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to loss of actual or prospective customers, collaborators or partners; interruption or stoppage in clinical trials; inability to process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; or require us to revise or restructure our operations. Moreover, such claims, even if we are not found liable, could be expensive and time-consuming to defend and could divert management’s attention and cause adverse publicity that could harm our business or have other material adverse effects.

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

We, independently or together with our licensors, have filed several patent applications covering various aspects of our products and services. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. For example, our U.S. patent related to our SCTs is currently under a reexamination procedure in the U.S. Patent Office. Any successful opposition to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any products and services that we may offer. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product or service under patent protection could be reduced.

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

For example, in August 2016, we received a letter from MolecularMD Corp. offering a license to two U.S. Patents owned by the Memorial Sloan-Kettering Cancer Center, and licensed to MolecularMD Corp., that are relevant to one of the biomarkers we detect in our Liquid Biopsy Non-Small Cell Lung Cancer Profile Target Selector assay and our Liquid Biopsy Lung Cancer Resistance Profile Target Selector assay. One of the two patents is expected to expire in 2026. The other patent is expected to expire in 2028. Although we believe that the claims of both patents relevant to our assays would likely be held invalid, we cannot provide any assurances that a court or an administrative agency would agree with our assessment. If the validity of the relevant claims in question is upheld upon a validity challenge, then we may be liable for past damages and would need a license in order to continue commercializing our Liquid Biopsy Non-Small Cell Lung Cancer Profile Target Selector Assay and our Liquid Biopsy Lung Cancer Resistance Profile Target Selector Assay in the United States. However, such a license may not be available on commercially reasonable terms or at all, which could materially and adversely affect our business.

In addition, we are aware of a U.S. Patent owned by Amgen, Inc. that is relevant to one of the biomarkers we detect in our Liquid Biopsy Non-Small Cell Lung Cancer Profile Target Selector assay and our Liquid Biopsy Lung Cancer Resistance Profile Target Selector assay. The patent is expected to expire in 2028. Although we believe that the claims of the patent relevant to our assays would likely be held invalid, we cannot provide any assurances that a court or an administrative agency would agree with our assessment. If the validity of the relevant claims in question is upheld upon a validity challenge, then we may be liable for past damages and would need a license in order to continue commercializing our Liquid Biopsy Non-Small Cell Lung Cancer Profile Target Selector assay and our Liquid Biopsy Lung Cancer Resistance Profile Target Selector assay in the United States. However, such a license may not be available on commercially reasonable terms or at all, which could materially and adversely affect our business.

We are also aware of a U.S. Patent owned by Genentech, Inc. that is relevant to one of the biomarkers we detect in our Liquid Biopsy Lung Cancer Resistance Profile Target Selector assay and our Liquid Biopsy Colon Cancer Profile Target Selector assay. The patent is expected to expire in 2025. Although we believe that the claims of the patent relevant to our assays would likely be held invalid, we cannot provide any assurances that a court or an administrative agency would agree with our assessment. If the validity of the relevant claims in question is upheld upon a validity challenge, then we may be liable for past damages and would need a license in order to continue commercializing our Liquid Biopsy Lung Cancer Resistance Profile Target Selector assay and our Liquid Biopsy Colon Cancer Profile Target Selector assay in the United States. However, such a license may not be available on commercially reasonable terms or at all, which could materially and adversely affect our business.

In addition, in December 2020, we received a communication from counsel for RavGen, Inc., or RavGen, offering to discuss licensing terms for certain patents owned by RavGen, which RavGen’s communication alleged are relevant to Biocept’s Target Selector Liquid Biopsy test kits and panels. If we are unable to secure a license on commercially reasonable terms, and if RavGen subsequently files suit and a court or jury makes a determination that our test kits and panels infringe any valid RavGen patent claims, then we may be liable for damages, and our business could be materially and adversely affected. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover aspects of our products or services, the holders of any such patents may be able to block our ability to commercialize such products or services unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all.

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

.

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
•

disruptions caused by geopolitical conflicts (such as the current Russia-Ukraine conflict) man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic;

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
•

reduced demand for our RT-PCR COVID-19 testing services due to increased vaccination and immunization levels, as well as decreased COVID-19 hospitalizations, reported cases and mandatory COVID-19 testing;

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

Sales of substantial amounts of our common stock or other securities, or the perception that these sales may occur, could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, in May 2020, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $100 million. In May 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or the Sales Agent, under which we may issue and sell from time to time up to $25,000,000 of our common stock through or to the Sales Agent, as sales agent or principal. Any sale of shares of our common stock under the Sales Agreement will be made under our shelf registration statement on Form S-3. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. As of December 31, 2021, $10.2 million of our common stock remained available for sale under the Sales Agreement.  Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under this shelf registration statement may cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this shelf registration statement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.

We had outstanding 16,849,805 shares of common stock as of December 31, 2021, most of which are not subject to resale restrictions under Rule 144 of the Securities Act. In addition, as of December 31, 2021, we had outstanding preferred stock convertible into 46,541 shares of our common stock, options to purchase 2,413,194 shares of our common stock, 36 shares of common stock were issuable upon the settlement of outstanding restricted stock units, or RSUs, and 868,372 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options or upon the settlement of outstanding RSUs generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. In connection with the restatement of our condensed financial statements as of, and for the three and nine months ended, September 30, 2021, we determined that we had a material weakness as of September 30, 2021, namely that our review control over the completeness and accuracy of our accounts payable did not operate effectively, resulting in a material error in the financial statements.  Additionally, management subsequently determined that a deficiency related to the methods used to develop certain estimates and the timely review of such estimates existed.  A material weakness means a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We have implemented a plan to remediate the material weakness in our internal control over financial reporting, including steps to design and implement new controls and expand the review of any potential unrecorded liabilities. However, we cannot assure you that these efforts will remediate our material weakness in a timely manner, or at all, or that we will be able to maintain effective controls and procedures even if we remediate our material weakness. If we are unable to successfully remediate our material weakness, implement and maintain effective controls and procedures, or identify any future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and we may experience a loss of public confidence, which could have an adverse effect on our business, financial condition and the market price of our common stock.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.  For example, the Biden administration and Congress have proposed various U.S. federal tax law changes, which if enacted could have a material impact on our business, cash flow, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a cumulative change in its equity ownership by “5-percent shareholders” of greater than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its estimated pre-change net operating loss carryforwards and certain other tax attributes (such as research tax credits) to offset its post-change taxable income and taxes, as applicable, may be limited. As of December 31, 2021, we had estimated federal and state net operating loss carryforwards of approximately $75.5 million and $41.5 million, respectively, and estimated federal and California research and development tax credits of approximately $0.8 million and $0.6 million, respectively, which could be limited if we have experienced or do experience any “ownership changes.” We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future. We believe, however, that multiple ownership changes have likely occurred. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.  We have estimated that the use of our net operating loss is limited and the amounts above remain fully offset by a valuation allowance.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We have a lease for approximately 39,600 square feet of space in San Diego, California for use as a clinical reference laboratory and corporate headquarters, including manufacturing and research laboratories. As of December 31, 2021, the average rent for the remaining lease period is approximately $148,000 per month. This lease expires in June 2031.  We believe that our existing facilities are adequate for our current and reasonably foreseeable future needs.

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

Holders of Record

As of March 18, 2022, there were 11 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. [Reserved]

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

We are a molecular oncology diagnostics company that develops and commercializes proprietary clinical diagnostic laboratory assays designed to identify rare tumor cells and cell-free tumor DNA from blood and cerebrospinal fluid, or CSF.  The identification of tumor cells and cell-free tumor DNA in CSF has become our principal development focus following our early commercial expansion into CSF in 2020.  This product was branded and trademarked as CNSideTM in April 2021.

The identification of circulating tumor cells, or CTCs, and circulating cell-free tumor DNA and RNA, or ctDNA and ctRNA, deriving from solid tumors such as breast cancer or lung cancer using a standard blood sample has been described as a “liquid biopsy.” This term reflects the ease with which peripheral blood can be drawn compared to performing a surgical biopsy, but this technology is not limited to a peripheral blood approach.

In January 2020, we adapted and validated our proprietary blood-based liquid biopsy technology for commercial and clinical research use in CSF to identify tumor cells that have metastasized to the central nervous system, or CNS, in patients with advanced lung cancer or breast cancer. CNSide has been designed to improve the clinical management of patients with suspected metastatic cancer involving the CNS by enabling the quantitative analysis and molecular characterization of tumor cells and ctDNA and ctRNA in the CSF.  Since then, we have worked extensively with leading neuro-oncologists and other cancer experts to further define and characterize the use of this unique assay.

Our efforts have culminated in the presentation of our early clinical experience at several leading academic forums, including most recently the Society of Neuro-Oncology, or SNO, Brain Metastases meeting in August 2021, as well as the Annual Society of Neuro-Oncology meeting in November 2021 and the San Antonio Breast Cancer Symposium, or SABCS, in December 2021. We believe these presentations have illustrated the feasibility of this assay to inform three critical questions important for the care of patients with suspected or confirmed metastatic cancer involving the CNS:  Is there tumor (diagnosis)?  Is there target (presence of a biomarker to aid treatment selection)?  Is there trend (a response to therapy)?

The question “Is there tumor?” is essential for the diagnostic work-up of these patients.  Tumor cells in the blood can shed from either primary or metastatic tumors.  They can be rapidly removed in the capillary beds of the spleen, liver, kidneys, lungs and other organs, so they are rarely found.  They are the defining feature of metastasis to the leptomeningeal space within the CNS and hence define the presence or absence of leptomeningeal metastasis, or LM.  To distinguish tumor cells derived from CSF and blood we often refer to tumor cells in CSF as CSF Tumor Cells, or CSFTCs, rather than CTCs.

Regarding the second clinical question, “Is there target?” our CNSide assay provides a vehicle for several different diagnostic assay profiles which combined with our molecular test menu can identify tumor cell biomarkers that are intended to help physicians make decisions related to the evolution or course of metastatic tumor that may inform treatment decisions.  Cancer cells typically acquire genetic alterations which differ from that of normal cells.  Metastatic cancers often acquire additional genetic alterations which distinguish them from the primary tumor site.  This marked genetic variation between areas of tumor growth is termed “genetic heterogeneity,” and findings related to this were featured in our SABCS presentation in December 2021 illustrating the value of CNSide in identifying “genetic heterogeneity” of a targetable biomarker called HER2.

Finally, regarding the third clinical question, “Is there trend?” over the past year we have gained considerable experience with cases that had been sampled multiple times over the course of a patient’s treatment.  The association of quantitative CSF tumor cell counts with response to treatment has been noted in both lung and breast cancer, as well as other tumors examined.  In August 2021, at the SNO Brain Metastases meeting, we presented data obtained from a single institution experience showing how serial monitoring of CSFTCs by CNSide was used to determine the response to treatment in patients with Non-Small Cell Lung Cancer having LM.  In addition, in November 2021 at SNO, we presented the early findings of several patients with breast cancer having LM which had been followed with multiple CSF samples drawn at different time points on each patient.  The downward progression of tumor cell counts has been noted by several treating physicians to correlate with response to treatment and resolution of symptoms. Serial monitoring of genetic alterations present in CSF tumor cells may create opportunities to change the therapy of certain patients throughout treatment.  These observations presented in abstracts and poster presentations in 2021 have informed our clinical study strategy which is the basis for our 2022 efforts to further explore these observations in a prospective clinical trial.

COVID-19 Pandemic Response Summary

In June 2020, to respond to a national public health emergency precipitated by the COVID-19 pandemic, we introduced molecular testing for SARS-CoV2, the virus responsible for COVID-19, using a United States Food and Drug Administration,  Emergency Use Authorization, based “RT-PCR” method developed by Thermo-Fisher.

In November 2021, we launched a combined COVID-19/Influenza A/Influenza B assay manufactured by Thermo-Fisher which broadened our assay menu to meet the rising demand related to winter testing with emergence of new COVID-19 variants such as Delta (summer 2021) and Omicron (fall/winter 2021-22).

Since launch of our COVID-19 testing program, we have performed more than 800,000 assays for customers.  We have primarily marketed our COVID-19 testing services to skilled nursing facilities in the western United States and also to certain community colleges within California.

Our COVID-19 testing services were responsible for most of our revenues during 2020 and 2021. However, as a result of increased vaccination and immunization levels, as well as decreased  COVID-19 hospitalizations, reported cases and mandatory COVID-19 testing, we are currently seeing reduced demand for our COVID-19 testing services and expect this trend to continue absent a negative and sustained turn in the course of the pandemic.

Additional Oncology Testing Services

In addition to CNSide, our current blood-based testing includes our Target SelectorTM technologies which enable detection of specific gene mutations, such as EGFR, KRAS or BRAF, in cell-free ctDNA from blood samples, as well as specific protein and gene alterations, such as HER2 amplification, in CTCs isolated from blood.  We believe our multi-modality combination of a proprietary cell capture and analysis method with a proprietary ctDNA approach provides both high-sensitivity and specificity and is applicable to a broad range of diagnostic applications in patients with metastatic carcinoma.

In January 2019, we began offering research use only, or RUO, liquid biopsy kits containing our patented and proprietary ctDNA Target Selector molecular (PCR-based) testing for certain specific cancer genes to laboratories and researchers worldwide. In March 2020, we released an update for our RUO EGFR Target Selector Kit which expanded the sample types validated to include both blood and CSF.  In March 2020, we also released a RUO BRAF Target Selector assay  validated for ctDNA.

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is CLIA-certified, CAP accredited and licensed by the California Department of Public Health. In this facility we also develop novel assays that are part of our project pipeline for future commercial launch and we manufacture our microfluidic channels and various assay reagents and products used in our testing processes.  We also work closely with external manufacturers to outsource certain products such as collection tubes and to manufacture items that we intend to use in the near future to reduce costs and improve efficiency.

The assays we offer and intend to offer are classified as CLIA laboratory developed tests, or LDTs, under CLIA regulations. CLIA certification and state licensure in California and certain other states under the supervision of a qualified laboratory medical director is required before any clinical laboratory, including ours, may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, or treatment of disease or the assessment of health. In addition, we participate in and have received CAP accreditation, which includes rigorous bi-annual laboratory inspections and requires adherence to specific quality standards.

Commercial Strategy

Our primary sales strategy is to engage neuro-oncologists, oncologists and other physicians in the United States at private and group practices, hospitals, laboratories and cancer centers to educate them about our unique products and services.  In addition, we market our clinical trial and research services to pharmaceutical and biopharmaceutical companies and clinical research organizations.  We also market and sell molecular assay kits which enable laboratories other than Biocept to perform our testing in house. Sales of these kits began in the first quarter of 2019. Further, sales to laboratory supply distributors of our proprietary specimen collection tubes, or SCTs, commenced in June 2018, which allow for the intact transport of liquid biopsy samples for research use only from regions around the world.

.Our revenue generating efforts are focused in the following areas:

•

providing laboratory services to neuro-oncologists, oncologists and other physicians or healthcare providers treating patients with cancer who use the biomarker information we provide in order to determine the best treatment plan for their patients;

•

providing laboratory services using both our CTC and ctDNA and ctRNA assays in order to help pharmaceutical and biopharmaceutical companies run clinical studies establishing the use of novel drug therapies used to treat cancer;

•	licensing our proprietary technology and selling our distributed products, including our SCTs and assay kits, to partners in the United States and abroad; and
•	Performing COVID-19 testing.

We plan to grow our business by directly offering our CNSide and Target Selector liquid biopsy CTC and molecular assays to neuro-oncologists, oncologists and other physicians or heath care providers who treat patients with cancer. Based on our product development data, as well as discussions with our key collaborators, we believe that our planned future assays, particularly those related to CSF, should provide important information and clinical value to physicians.

We believe our ability to rapidly translate insights about the utility of cytogenetic, immunocytochemical and molecular biomarkers to provide information to neuro-oncologists, oncologists and other physicians for treatment decisions in the clinical setting will improve patient treatment and management, and that these assays will become a key component of the standard of care for personalized cancer treatment.

Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan depends on our ability to continue to develop and commercialize products and assays through our CLIA-certified, CAP-accredited, and state-licensed laboratory. We have commercialized our Target Selector assays for breast cancer, non-small cell lung cancer, or NSCLC, gastric cancer, colorectal cancer, prostate cancer, pancreaticobiliary cancer, and ovarian cancer, and plan to continue to launch a series of cancer diagnostic assays for different predictive biomarkers assays in the United States as LDTs performed in our laboratory and enhance revenue for these products through the efforts of our sales and marketing organization. Our sales strategy is to engage medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians in the United States at private and group practices, hospitals and cancer centers. We also plan to continue to evaluate potential opportunities for the commercialization of our products and assays in other countries. Additionally, sales of our proprietary SCTs which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world, commenced during 2018. In addition to testing for physicians and their patients, we offer clinical trials testing and research services to help increase the efficiency and economic viability of clinical trials for pharmaceutical and biopharmaceutical companies and clinical research organizations both within and outside of the United States. We are currently exploring the possibility of introducing ctDNA technology outside the United States as part of IVD test kits and/or testing systems utilizing our Target Selector technologies. We plan to continue to cooperate with partners on accessing markets internationally either through partnerships with local groups and distributors or through the development of IVDs and/or test systems, including instrumentation. We also have a research and development program focused on technology enhancements, novel platform development, and evaluating clinical applications for our cancer diagnostic tests in different cancer types and clinical settings.

To facilitate market adoption of our products and assays, we anticipate having to successfully complete additional clinical utility studies with clinical samples to generate clinical utility data and then publish our results in peer-reviewed scientific journals. Our ability to complete such clinical studies is dependent upon our ability to leverage our collaborative relationships with leading institutions to facilitate our research, to conduct the appropriate clinical studies and to obtain favorable clinical data.  We currently collaborate with key thought leaders, physicians and clinical researchers across the country, including those at Sarah Cannon Research Institute, University of Colorado, Northwestern University Lurie Cancer Center, Stanford

University, Penn State University, University of California, San Diego, St John’s Cancer Institute at Santa Monica (formerly John Wayne Cancer Institute), Columbia University, Emory University, Johns Hopkins Medical Institute, University of Texas Southwestern Medical Center, Yale University, Ohio State University, Vanderbilt University, Georgetown University and many others and plan to expand our collaborative relationships to include other key thought leaders at other institutions for the cancer types we target with our Target Selector commercialized assays and our planned future assays, as well as for our current and planned future products. Such relationships help us develop and validate the effectiveness and utility of our products, commercialized assays and our planned future assays in specific, clinical settings and provide us access to patient samples and data.

We believe that the factors discussed in the following paragraphs have had and are expected to continue to have a material impact on our results of operations and financial condition.

Revenues

The Company's commercial revenues are generated from diagnostic services provided to patient’s physicians and billed to third-party insurance payers such as managed care organizations, Medicare and Medicaid and patients for any deductibles, coinsurance or copayments that may be due. The Company recognizes revenue in accordance with Accounting Standards Code 606, Revenue from Contracts with Customers, or ASC 606, which requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

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

Research and Development Expenses. We incur research and development expenses principally in connection with our efforts to develop and improve our tests. Our primary research and development expenses consist of direct personnel costs, laboratory equipment and consumables, and overhead expenses. We anticipate that research and development expenses will increase in the near-term, principally to develop and validate tests in our pipeline and to perform work associated with clinical utility studies and development collaborations. In addition, we expect that our costs related to collaborations with research and academic institutions will increase. All research and development expenses are charged to operations in the periods in which they are incurred.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. While we believe these estimates are reasonable and consistent, they are by their very nature estimates of amounts that will depend on future events. Accordingly, actual results could differ from these estimates. Our Audit Committee periodically reviews our significant accounting policies. Our critical accounting policies arise in conjunction with the following:

•	revenue recognition;
•	stock-based compensation; and
•	going concern.

Revenue Recognition

We initiate a revenue transaction when we receive a requisition order to perform a diagnostic test. The information provided on the requisition form is used to determine the party that will be billed for the testing performed and the expected reimbursement.  We recognize revenue and satisfy our performance obligation for services rendered when the testing process is complete, and associated results are reported. Revenues flow from clients, patients, Medicare and Medicaid and other third-party payers.  We consider negotiated discounts and anticipated adjustments, including historical collection experience for the payer portfolio, when revenues are recorded.

The following are descriptions of our payers:

Clients

Client payers represent the portion of revenue related to physicians, hospitals, health systems, accountable care organizations, employers and other entities where payment is received exclusively from the entity ordering the testing service.

Patients

Patient revenues include revenue from uninsured patients and member cost-share for insured patients (e.g., coinsurance, deductibles and non-covered services). Uninsured patients are billed based upon our fee schedules. We bill insured patients as directed by their health plan and after consideration of the fees and terms associated with an established health plan contract.

Medicare and Medicaid

Medicare and Medicaid revenues are received from traditional Medicare and Medicaid programs. Net revenue from these programs is based on the fee schedule established by the related government authority. In addition, other adjustments including anticipated payer denials are considered when determining net revenue. Any remaining adjustments to revenue are recorded at the time of final collection and settlement. These adjustments are not material to our results of operations in any period presented.

Third Party

Third party includes revenue related to insurance companies. Most of our third-party revenue is reimbursed on a fee-for-service basis. These payers are billed based on our established list price and revenue is recorded net of contractual discounts. Revenues are recorded based upon contractually negotiated fee schedules, with revenues for non-contracted managed care organizations recorded based on historical reimbursement experience.

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

We limit the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. We monitor our estimates of transaction price to depict conditions that exist at each reporting date. If we subsequently determine that we will collect more than we originally estimated for a contract with a customer, we will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if we subsequently determine that the amount we expect to collect from a customer is less than originally estimated, we will generally account for the change as a decrease in the estimate of the transaction price in the period identified as a decrease to revenue, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized. Revenue recognized from changes in transaction prices was not significant during the year ended December 31, 2020, however, transaction prices decreased 18% for the year ended December 31, 2021 due to a decline in COVID-19 reimbursement rates. Further, although the Company believes that its estimate for contractual allowances and other reserves is appropriate, it is possible that the Company will experience an impact on cash collections as a result of the impact of the COVID-19 pandemic.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option pricing model, or Black-Scholes valuation model. The fair value of RSUs is determined by the price of our common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. We estimate forfeitures at the time of grant and revise our estimates in subsequent periods if actual forfeitures differ from those estimates.

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

Determining the extent, if any, to which conditions or events raise substantial doubt about our ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgment by us. We have determined that it is not probable based on projected cash flows that substantial doubt about the Company’s ability to continue as a going concern exists for the one-year period following the date that the financial statements for the year ended December 31, 2021 were issued.

COVID-19 Pandemic

The COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of any outbreaks, travel restrictions and social distancing in the United States and other countries, government-funding for COVID-19 testing, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.  We estimate that the COVID-19 pandemic led to an approximate 15% to 25% decline in commercial volume from current customers for the year ended December 31, 2020, and also impacted opportunities for us to gain new customers with the closing of many physician offices and labs.  For the year ended December 31, 2021, the volume of our oncology business was reduced by approximately 3% from the previous year.  We are continuing to vigilantly monitor the situation with our primary focus on the health and safety of our employees and clients.

In April 2020, we announced that we validated a COVID-19 molecular diagnostic test and that we would begin accepting physician-ordered testing requests.  The testing volume was initially limited by the national shortage of specimen collection kits.  In June 2020, we announced the availability of 10,000 specimen collection kits for COVID-19 testing for physician ordering.  Collected specimens are shipped to our high-complexity, CLIA-certified, CAP-accredited and BSL-2 safety level laboratory in San Diego with results returned to ordering physicians in an estimated 24 to 48 hours.  We have received more than 800,000 samples for processing through our RT-PCR technology at our laboratory to date. We are currently seeing reduced demand for our COVID-19 testing services and expect this trend to continue absent a negative and sustained turn in the course of the pandemic.

Results of Operations

Years Ended December 31, 2020 and 2021

The following table sets forth certain information concerning our results of operations for the periods shown (in thousands):

	For the years ended		Change
	December 31,
	2020	2021	$	%
Net revenues	$27,461	$61,249	$33,788	123%
Costs and expenses:
Cost of revenues	21,337	37,764	16,427	77%
Research and development expenses	5,220	4,960	(260)	(5%)
General and administrative expenses	9,973	12,614	2,641	26%
Sales and marketing expenses	6,400	8,320	1,920	30%
Total costs and expenses	42,930	63,658	20,728	48%
Loss from operations	(15,469)	(2,409)	13,060	(84%)
Other income/(expense):
Interest expense, net	(236)	(290)	(54)	23%
Warrant inducement expense	(2,102)	-	2,102	*
Total other income/(expense):	(2,338)	(290)	2,048	(88%)
Loss before income taxes	(17,807)	(2,699)	15,108	(85%)
Income tax expense	-	(125)	(125)	*
Net loss and comprehensive loss	(17,807)	(2,824)	14,983	(84%)
Deemed dividend related to warrants down round provision	(3)	0	3	*
Net loss attributable to common shareholders	$(17,810)	$(2,824)	$14,986	(84%)

__________

* Not meaningful.

Net Revenues

Net revenues were approximately $61.2 million for the year ended December 31, 2021, compared with approximately $27.5 million for the year ended December 31, 2020. The composition of our net revenues recognized during the years ended December 31, 2021 and 2020, disaggregated by source and upon delivery, are as follows (in thousands):

	For the year ended December 31,
	2020	2021	Change	%
Net revenues from non-contracted payers	$12,793	$25,671	$12,878	101%
Net revenues from contracted payers*	14,070	35,260	21,190	151%
Net commercial revenues	26,863	60,931	34,068	127%
Development services revenues	177	147	(30)	(17%)
Kits and Specimen Collection Tubes (SCTs)	421	171	(250)	(59%)
Total net revenues	$27,461	$61,249	$33,788	123%

*Includes Medicare and Medicare Advantage as reimbursements are fixed.

The 127% increase in net commercial revenues was attributable to overall accession volumes related to significant RT-PCR COVID-19 testing that was launched during the second quarter of 2020 and continued through 2021.  Total commercial accessions delivered for the years ended December 31, 2021 and 2020 were 532,520 and 191,461, respectively, of which 528,917 and 187,764, respectively, were related to RT-PCR COVID-19 testing.

Estimated revenue per commercial accession delivered during the year ended December 31, 2021 was $115 per commercial accession delivered while during the year ended December 31, 2020 it was approximately $140 per commercial accession delivered. The decrease in revenue per commercial accession delivered, as compared to the prior year, is primarily the result of lower reimbursement rates related to our RT-PCR COVID-19 testing.  Approximately 57% of our contracted payers reduced their reimbursement rates and we increased our accounts receivable reserves by approximately $7.2 million for the year ended December 31, 2021.

The following table sets forth certain information regarding commercial accessions and development services cases delivered during the years ended December 31, 2021 and 2020, as follows:

	Year ended December 31,		Change
	2020	2021	# / $	%
# Commercial accessions delivered	191,461	532,520	341,059	178%
$ Value estimated per commercial accession delivered	$140	$115	$(25)	(18%)

	Year ended December 31,		Change
	2020	2021	# / $	%
# Development services cases delivered	459	468	9	2%
$ Value estimated per development accession delivered	$386	$314	$(72)	(19%)

Development revenues remained relatively flat as the development services cases delivered only increased by 9 cases for the year ended December 31, 2021 and the revenue per development services accession did not increase compared to the same period in the prior year.  Kits and SCT revenues decreased by approximately $0.3 million for the year ended December 31, 2021, which includes product distribution of Target Selector RUO kits, CEE-Sure® SCTs and research and development reimbursement revenues.  Approximately $0.1 million of the decrease is due to our completing a co-development contract with Aegea which was focused on developing a highly sensitive PCR-based assay designed by Aegea for detecting the COVID-19 virus and the remaining variance is due to a decrease in the Target Selector RUO and molecular assay kits to research and development customers as a result of the customers completing their research and development projects.

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $37.8 million for the year ended December 31, 2021, compared with approximately $21.3 million for the year ended December 31, 2020, representing an increase of approximately $16.4 million or 77% primarily resulting from increased revenues related to our RT-PCR COVID-19 testing business.  Although we continue to leverage the fixed components of our costs, our cost of revenue as a percentage of net revenues decreased by approximately 21% for the year ended December 31, 2021 as compared to the same period in the prior year. The overall increase was primarily due to the following increases:  a $7.8 million increase in COVID-19 related materials and supplies, a $5.5 million increase in personnel related costs, a $1.5 million increase in temporary labor costs, a $1.0 million increase in facility expenses, a $0.4 million increase in sample cost allocations, a $0.2 million increase in preventive equipment maintenance and a $0.1 million increase in miscellaneous indirect costs.  Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, shipping and other direct costs, as well as equipment depreciation and software amortization expenses.

Research and Development Expenses. Research and development expenses were approximately $5.0 million for the year ended December 31, 2021, compared with approximately $5.2 million for the year ended December 31, 2020, a decrease of approximately $0.3 million or 5%. The decrease was primarily attributable to a decrease in research and development materials of approximately $0.3 million, a decrease of temporary labor of approximately $0.2 million, and a decrease in facility costs of approximately $0.1 million, partially offset by an increase in personnel costs of approximately $0.3 million. The decrease in materials and facility costs is due to refocusing our genomic assay development in areas of development that were not as expensive and decreasing the activities in our translational lab due to relocating our facilities which delayed ongoing research by a couple of months. The decrease in temporary labor was offset with the increase in personnel costs due to hiring additional full-time employees.  Research and development expenses are comprised of, but not limited to, personnel costs, material, shipping, other direct costs, computer and laboratory equipment maintenance and facility related costs.

General and Administrative Expenses. General and administrative expenses were approximately $12.6 million for the year ended December 31, 2021, compared with approximately $10.0 million for the year ended December 31, 2020, an increase of approximately $2.6 million, or 26%.  The overall increase is due to the following:  a $1.5 million increase in personnel costs, a $0.8 million increase in billing and insurance software expenses, a $0.7 million increase in office expenses, which are directly related to support COVID-19 testing, and a $0.3 million increase in legal and patent expenses, a $0.1 million increase in directors and officer’s liability insurance and $0.1 million increase in audit fees.  These expenses were offset by: a $0.7 million decrease related to a reduction in proxy support services, a $0.1 million decrease in outside services expenses and a $0.1 million decrease in facility expenses.  General and administrative expenses are comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $8.3 million for the year ended December 31, 2021, compared with approximately $6.4 million for the year ended December 31, 2020, an increase of approximately $1.9 million, or 30%. The increase was primarily attributable to higher sales commissions of approximately $1.2 million, due to higher revenues during the period, an increase of approximately $0.4 million in personnel costs, due to an increase in headcount, an increase in tradeshow expenses of approximately $0.2 million and an increase in office expenses of approximately $0.1 million. Sales and marketing expenses are comprised of, but not limited to, personnel costs, trade show and other marketing related expenses, as well as office supplies and other costs.

Interest Expenses.  Interest expenses were approximately $0.3 million for the year ended December 31, 2021, compared to approximately  $0.2 million for the year ended December 31, 2020, representing an increase of less than $0.1 million, or 22%.  Interest expenses are comprised of interest incurred related to finance leases used to obtain equipment.  For the year ended December 31, 2021, the Company entered seven additional financed equipment leases.

Warrant Inducement and Other Expenses.  There were no warrant inducement and other expenses for the year ended December 31, 2021 compared with approximately $2.1 million for the same period in 2020, a decrease of $2.1 million, as there were no inducement warrants issued for the period ending December 31, 2021.

Income Tax Expense

Except as disclosed below, over the past several years we have generated operating losses in all jurisdictions in which we may be subject to income taxes. As a result, we have accumulated significant net operating losses and other deferred tax assets. Because of our history of losses and the uncertainty as to the realization of those deferred tax assets, a full valuation allowance has been recognized.  Due to the suspension of California’s net operation loss utilization for 2021, we have accrued as of December 31, 2021 a current income tax provision of $0.1 million.

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

Liquidity and Capital Resources

We are actively working to improve our financial position and enable the growth of our business, by raising new capital and generating revenues. As the year 2021 progressed, we experienced significant growth in our COVID-19 testing volumes and related revenues (as noted above, the commercial accessions delivered for the years ended December 31, 2021 and 2020 were 532,520 and 191,461, respectively, of which 528,917 and 187,764 respectively, were related to RT-PCR COVID-19 testing), which allowed us to generate positive cash flow from operations in 2021, and accumulate $28.9 million of cash on hand as of December 31, 2021.  While we contemplate a reduction of COVID testing revenue in 2022 going forward, our projections indicate sufficient capital to carry the business through the first quarter of 2023.

In May 2020, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $100.0 million. In May 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or the Sales Agent, under which we may issue and sell from time to time up to $25.0 million of our common stock through or to the Sales Agent, as sales agent or principal. Any sale of shares of our common stock under the Sales Agreement will be made under our shelf registration statement on Form S-3. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. As of December 31, 2021, $10.2 million of our common stock remained available for sale under the Sales Agreement.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	For the year ended December 31,
	2020	2021

Cash provided by/(used in):
Operating activities	$(19,786)	$3,690
Investing activities	(867)	(1,572)
Financing activities	25,720	12,378
Net increase in cash	$5,067	$14,496

Cash Used/Provided by Operating Activities. Net cash provided by operating activities was approximately $3.7 million for the year ended December 31, 2021, compared to net cash used in operating activities of approximately $19.8 million for the year ended December 31, 2020.  The increase in the cash provided by operating activities of approximately $23.5 million was primarily due to the decrease in our net loss of approximately $15.0 million for the period ended December 31, 2021.

Furthermore, cash provided by operations increased due to an increase from the prior year for the following expenses:  Depreciation and amortization of approximately $1.6 million, and stock-based compensation of approximately $2.5 million  which was offset by a decrease in accrued liabilities of $0.1 million and warrant inducement expense of approximately $2.1 million as there were no warrant inducements issued for the period ending December 31, 2021.

Cash Used in Investing Activities. Net cash used in investing activities was approximately $1.6 million for the year ended December 31, 2021, compared to net cash used in investing activities of approximately $0.9 million for the year ended December 31, 2020 which is predominately related to an increase in lab equipment purchases.

Cash Provided by Financing Activities. Net cash provided by financing activities was $12.4 million for the year ended December 31, 2021, compared to net cash provided by financing activities of $25.7 million for the year ended December 31, 2020. Our primary sources of cash from financing activities during the year ended December 31, 2021 consisted of net proceeds of $14.1 million from the sale of our common stock pursuant to the Sales Agreement.  Net proceeds from financing transactions during the year ended December 31, 2021 were partially offset by approximately $1.8 million of principal payments made on financed leases and supplier indebtedness.  Our primary sources of cash from financing activities during the year ended December 31, 2020 consisted of the sale of our common stock in three financing transactions in March and April 2020, as well as the exercise of common stock warrants.  Net proceeds from financing transactions during the year ended December 31, 2020 were partially offset by $1.5 million of principal payments made on finance leases and indebtedness.

Liquidity, Capital Resources and Material Cash Requirements

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

In May 2021, we entered into the Sales Agreement with the Sales Agent, under which we may issue and sell from time to time up to $25,000,000 of our common stock through or to the Sales Agent, as sales agent or principal. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During 2021, we received net proceeds of $14.1 million from the sale of our common stock pursuant to the Sales Agreement.  As of December 31, 2021, $10.2 million of our common stock remained available for sale under the Sales Agreement.

As of December 31, 2021, our cash totaled $28.9 million. The COVID-19 testing revenue during 2020 and 2021 has provided us with increased levels of cash inflows from operations. However, we are currently seeing reduced demand for our COVID-19 testing services and expect this trend to continue absent a negative and sustained turn in the course of the pandemic.    As a result, we believe that based on our current and planned cash usage, along with current COVID-19 testing revenues, our cash balances will support our operations for at least the next 12 months. As such, we determined that it is not probable based on projected cash flows that substantial doubt about our ability to continue as a going concern exists for the one-year period following the date that the financial statements for the year ended December 31, 2021 were issued. The COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact the Company’s business will depend on future developments, including whether the number of cases continues to decrease, the potential emergence of new variants, and testing policies of governments, businesses and schools. While the Company experienced increased revenue levels in 2020 and 2021 related to its COVID-19 testing business and attained net income in the fourth quarter in 2020 and in the first quarter of 2021, these results are not expected to be indicative of future results as the COVID-19 pandemic subsides.

We expect that we will need additional financing to execute on our current or future business strategies beyond the next 12 months. Until we can generate significant cash from operations, including assay revenues, we expect to continue to fund operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time until expiration in May 2023. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

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

Item 8. Financial Statements and Supplementary Data

Biocept, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Biocept, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Biocept, Inc. (“Company”) as of December 31, 2021 and 2020, and the related statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

o	Analyzing the subsequent cash collections of the accounts receivable recorded at December 31, 2021.
o

Evaluated the remaining accounts receivable balances as of December 31, 2021 which have not been collected by developing an independent expectation of the net accounts receivable balance, by payer, based on historical collection trends.

Management’s Assessment over Going Concern

The Company’s financial statements have been prepared on the going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. As discussed in Note 2 to the financial statements, the Company’s COVID-19 testing revenue has provided the Company with increased levels of cash inflows from operations, and therefore increased liquidity.  As a result, the Company believes that based on its current and planned cash flow and liquidity needs, its cash balances along with projected COVID-19 testing revenue will be sufficient to support operations for at least one-year from the issuance date of these financial statements. As such, the Company determined that the current facts and circumstances do not indicate it is probable that substantial doubt about the Company’s ability to continue as a going concern exists for the one year period following the date that the financial statements for the year ended December 31, 2021 are issued.

We identified the Company's assessment of the current indicators and their impact on the Company’s ability to continue as a going concern and the related disclosures as a critical audit matter. The principal considerations for our determination include the high degree of management subjectivity in determining significant assumptions included in the Company’s estimation of future cash flows, specifically management’s estimates related to COVID-19 diagnostic testing revenues and related costs. Performing audit procedures and evaluating audit evidence obtained related to these considerations required a high degree of auditor judgment and effort.

The primary procedures we performed to address this critical audit matter included:

•

Obtaining an understanding of management’s process to develop their estimates included in the cash flow projections used to perform the going concern assessment.  We also evaluated the design of certain controls used by management to develop their estimates.

•

Assessing the reasonableness of the forecasted revenue and operating expenses in management’s going concern assessment of whether the Company projects to have sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This assessment included:

o

Evaluating management’s estimates with respect to projected COVID-19 diagnostic testing demand during the going concern assessment period in relation to historical demand and the changing demand for COVID-19 testing.

o	Performing sensitivity analyses to evaluate the impact of lower than projected demand for COVID-19 testing revenues on management’s projections.
o	Evaluating management’s intent and ability to manage costs and liquidity if the actual demand for COVID-19 testing revenues are less than the demand projected by management.
o

Evaluating management’s cash flow projections with recent experience, taking into account changes in conditions and events affecting the Company, and whether other evidence obtained in other areas of the audit supported or contradicted the conclusions reached by management.

•	Evaluating the adequacy of the Company’s disclosures in Note 2 in relation to the going concern assessment.

We have served as the Company’s auditor since 2005.

/s/ Mayer Hoffman McCann P.C

San Diego, California

April 05, 2022

Biocept, Inc.
Balance Sheets
(in thousands, except share and per share data)

	December 31,	December 31,
	2020	2021
Current assets:
Cash	$14,368	$28,864
Accounts receivable, net	14,145	13,786
Inventories, net	1,930	2,651
Prepaid expenses and other current assets	2,152	391
Total current assets	32,595	45,692
Fixed assets, net	2,318	2,401
Lease right-of-use assets - operating	9,776	9,026
Lease right-of-use assets - finance	2,338	2,842
Other non-current assets	426	456
Total assets	$47,453	$60,417
Current liabilities:
Accounts payable	$8,366	7,246
Accrued liabilities	3,166	3,018
Current portion of lease liabilities - operating	-	426
Current portion of lease liabilities - finance	964	1,083
Total current liabilities	12,496	11,773
Non-current portion of lease liabilities - operating	9,805	9,736
Non-current portion of lease liabilities - finance	1,460	1,428
Total liabilities	23,761	22,937
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 2,111 shares and 2,106 shares issued and outstanding at December 31, 2020 and 2021, respectively.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 13,397,041 shares and 16,849,805 shares issued and outstanding at December 31, 2020 and 2021, respectively.	1	2
Additional paid-in capital	287,218	303,829
Accumulated deficit	(263,527)	(266,351)
Total shareholders’ equity	23,692	37,480
Total liabilities and shareholders’ equity	$47,453	$60,417

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.
Statements of Operations and Comprehensive Loss
(in thousands, except shares and per share data)

	For the years ended
	December 31,
	2020	2021
Net revenues	$27,461	$61,249
Costs and expenses:
Cost of revenues	21,337	37,764
Research and development expenses	5,220	4,960
General and administrative expenses	9,973	12,614
Sales and marketing expenses	6,400	8,320
Total costs and expenses	42,930	63,658
Loss from operations	(15,469)	(2,409)
Other income/(expense):
Interest expense, net	(236)	(290)
Warrant inducement expense	(2,102)	-
Total other income/(expense):	(2,338)	(290)
Loss before income taxes	(17,807)	(2,699)
Income tax expense	-	(125)
Net loss and comprehensive loss	(17,807)	(2,824)
Deemed dividend related to warrants down round provision	(3)	0
Net loss attributable to common shareholders	$(17,810)	$(2,824)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	11,845,255	14,775,805
Diluted	11,845,255	14,775,805
Net loss per common share:
Basic	$(1.50)	$(0.19)
Diluted	$(1.50)	$(0.19)

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.
Statements of Stockholder's Equity
(in thousands, except for shares)
	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2019	5,473,848	$1	2,133	$—	$256,917	$(245,717)	$11,201
Stock-based compensation expense	—	—	—	—	941	—	941
Shares issued upon exercise of common stock warrants	723,272	—	—	—	2,402	—	2,402
Shares issued upon cashless exercise of common stock warrants	876,772	—	—	—	—	—	—
Costs related to previous financings	—	—	—	—	(42)	—	(42)
Deemed dividends related warrants down round provision	—	—	—	—	3	(3)	—
Shares issued for exercise of December 2019 overallotment warrants, net of issuance costs	192,750	—	—	—	660	—	660
Shares issued for March 2, 2020 financing transaction, net of issuance costs	2,300,000	—	—	—	8,565	—	8,565
Shares issued for March 4, 2020 financing transaction, net of issuance costs	1,600,000	—	—	—	6,093	—	6,093
Shares issued for April 2020 financing transaction, net of issuance costs.	2,230,000	—	—	—	9,577	—	9,577
Fractional shares adjustment upon one-for-ten reverse stock split	(68)	—	—	—	—	—	—
Warrant inducement expense	—	—	—	—	2,102	—	2,102
Shares issued upon conversion of preferred stock	467	—	(22)	—	-	—	-
Net loss	—	—	—	—	-	(17,807)	(17,807)
Balance at December 31, 2020	13,397,041	$1	2,111	$—	$287,218	$(263,527)	$23,692
Stock-based compensation expense		—	—	—	2,462	—	2,462
Shares issued upon exercise of common stock warrants	7,212	—	—	—	28	—	28
Shares issued upon cashless exercise of common stock warrants	16,200	—	—	—		—	—
Shares issued for ATM transaction, net of issuance costs	3,428,680	1	—	—	14,119	—	14,120
Shares issued upon exercise of stock options	537	—	—	—	2	—	2
Shares issued upon conversion of preferred stock	135	—	(5)	—	—	—	—
Net loss		—	—	—	—	(2,824)	(2,824)
Balance at December 31, 2021	16,849,805	$2	2,106	$—	$303,829	$(266,351)	$37,480

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.
Statements of Cash Flows
(in thousands)
	For the years ended December 31,
	2020	2021
Cash Flows from Operating Activities
Net loss	$(17,807)	$(2,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,085	1,530
Amortization of right-of-use assets	(84)	1,107
Inventory reserve	245	107
Stock-based compensation	941	2,462
Warrant inducement expense	2,102	-
Loss (gain) on disposal of fixed assets	(2)	4
Increase/(decrease) in cash resulting from changes in:
Accounts receivable, net	(10,618)	358
Inventory	(1,406)	(828)
Landlord reimbursement	-	1,856
Prepaid expenses and other current assets	534	505
Other non-current assets	(426)	(29)
Accounts payable	4,465	(411)
Accrued liabilities	1,185	(147)
Net cash (used) provided by operating activities	(19,786)	3,690
Cash Flows from Investing Activities:
Purchases of fixed assets	(867)	(1,572)
Net cash used in investing activities	(867)	(1,572)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock and warrants	24,194	14,120
Proceeds from exercise of common stock warrants	2,402	28
Proceeds from exercise of overallotment warrants	660	-
Proceeds from exercise of stock options	-	2
Payments on finance leases	(703)	(1,150)
Payments on supplier and other third-party financings	(833)	(622)
Net cash provided by financing activities	25,720	12,378
Net increase in Cash	5,067	14,496
Cash at Beginning of Period	9,301	14,368
Cash at End of Period	14,368	28,864
Supplemental Disclosures of Cash Flow Information:
Interest	$237	$290
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Non-cash Investing and Financing Activities:

During the years ended December 31, 2021 and 2020, the Company financed insurance premiums of approximately $0.5 million and $0.6 million, respectively, through third-party financings (see Note 8).

Fixed assets purchased totaling approximately $1.2 million and $1.4 million during the years ended December 31, 2021 and 2020, respectively, were recorded as finance lease obligations and were excluded from cash purchases in the Company’s statements of cash flows (see Note 7).

The amount of unpaid fixed asset purchases excluded from cash purchases in the Company’s statements of cash flows increased from approximately $0.1 million at December 31, 2020 to $0.2 million at December 31, 2021.

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

In June 2020, the Company entered into an amendment of its facility lease to extend the term of the lease originally set to expire in July 2020 to November 2020. Pursuant to the extension of the lease term, the Company recorded an additional lease right-of-use asset and lease liability of $0.5 million

In June 2020, the Company entered into a lease for a 39,000 square foot headquarters, manufacturing and laboratory facility. The lease commenced on December 1, 2020 and is for a term of 127 months from the commencement date.  The Company recorded a lease right-of-use asset and lease liability of approximately  $9.8 million as of December 31, 2020 and 2021 (see Note 7).

The accompanying notes are an integral part of these financial statements.

BIOCEPT, INC.

NOTES TO FINANCIAL STATEMENTS

1. The Company and Business Activities

The Company was founded in California in May 1997 and is a molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell and circulating cell-free tumor DNA and RNA assays utilizing a standard blood sample, or liquid biopsy. The Company’s current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy at diagnosis, progression or for monitoring to identify specific resistance mechanisms. Sometimes traditional procedures, such as surgical tissue biopsies, result in tumor tissue that is insufficient and/or unable to provide the molecular subtype information necessary for clinical decisions. The Company’s assays, performed on blood and cerebral spinal fluid, have the potential to provide more contemporaneous information on the characteristics of a patient’s disease when compared with tissue biopsy and radiographic imaging. Further, sales to laboratory supply distributors of the Company’s proprietary SCTs commenced in June 2018, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world.

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

The COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, the emergence and impact of variants, vaccinations, government funding for COVID-19 testing, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. The Company experienced increased revenue levels in 2020 and 2021 related to its COVID-19 testing business.

2. Liquidity

As of December 31, 2021, cash totaled $28.9 million and the Company had an accumulated deficit of $266.4 million. For the years ended December 31, 2020 and 2021, the Company incurred net losses of $17.8 million and $2.8 million, respectively, and had negative cash flows from operations of $19.8 million for the year ended December 31, 2020, however, for the year ended December 31, 2021 the Company had $3.7 million of net cash provided from operations. At December 31, 2021, the Company had aggregate net interest-bearing indebtedness of $2.5 million of which $1.1 million is due within one year, in addition to approximately $10.2 million of other non-interest-bearing current liabilities.

The Company has historically funded its operations through capital raises, however, the COVID-19 testing revenue during 2020 and 2021, has provided the Company with increased levels of cash inflows from operations. The Company believes that based on its current and planned cash usage, along with current COVID-19 testing revenues, its cash balances will support operations through at least the next 12 months.  The Company’s determination is based on estimates regarding expected COVID-19 testing volumes, which are uncertain and subject to change as the pandemic subsides.

Historically, the Company’s principal sources of cash have included proceeds from the issuance of common and preferred stock, proceeds from the exercise of warrants to purchase common stock, proceeds from the issuance of debt, and revenues from laboratory services. The Company’s principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. The Company expects that the principal uses of cash in the future will be for continuing operations, hiring of sales and marketing personnel and increased sales and marketing activities, funding of research and development, capital expenditures, and general working capital requirements. The Company expects that, as revenues grow, sales and marketing and research and development expenses will continue to grow, albeit at a slower rate and, as a result, the Company will need to generate significant growth in net revenues to achieve and sustain income from operations.  Based on current cash balances and current and planned cash usage, the Company determined that it is not probable that substantial doubt exists about the Company’s ability to continue as a going concern for the one-year period following the date that the financial statements for the year ended December 31, 2021 were issued.

In order to meet its long-term operating requirements beyond the next 12 months, the Company will need, among other things, additional capital resources. Until the Company can generate significant cash from operations, including assay revenues, management’s plans to obtain such resources for the Company include proceeds from offerings of the Company’s equity securities or debt, cash received from the exercise of outstanding common stock warrants, or transactions involving product development, technology licensing or collaboration. The Company cannot provide any assurances that such additional funds will be available on reasonable terms, or at all.

If necessary, the Company can reduce spending to a sustainable level, which may include delaying, scaling back or eliminating some or all of our ongoing and planned investments in corporate infrastructure, research and development projects, regulatory submissions, business development initiatives, and sales and marketing activities, among other investments.

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

Since March 2020, federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home policies, all of which have had, and the Company believes will continue to have, an impact on the Company’s results of operations, financial position, and cash flows. Additionally, beginning during the second quarter of 2020, the Company experienced growing demand for COVID-19 molecular and antibody testing services.  As a result, operating results for the year ended December 31, 2021 may not be indicative of the results that may be expected in the future.

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

Contracts

For its commercial revenues, while the Company markets directly to physicians and other healthcare providers, the Company provides services that benefit the patient. Patients do not typically enter into direct agreements with the Company; however, a patient’s insurance coverage requirements would dictate whether or not any portion of the cost of the tests would be patient responsibility. Accordingly, the Company establishes contracts with commercial insurers in accordance with customary business practices, as follows:

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

The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of variable consideration and are included in the period in which such revisions are made. The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more consideration than it originally estimated for a contract with a customer, it will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if the Company subsequently determines that the amount it expects to collect from a customer is less than it originally estimated, it will generally account for the change as a decrease in the estimate of the transaction price as a decrease to revenue, provided that such downward adjustment does not result in a significant reversal of cumulative revenue recognized. Revenue recognized from changes in transaction prices was not significant during the years ended December 31, 2020 and 2021. Further, although the Company believes that its estimate for contractual allowances and other reserves is appropriate, it is possible that the Company will experience an impact on cash collections as a result of the impact of the COVID-19 pandemic.

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

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the years ended December 31, 2020 and 2021, disaggregated by source and nature, are as follows (in thousands):

	For the year ended December 31,
	2020	2021
Net revenues from non-contracted payers	$12,793	$25,671
Net revenues from contracted payers*	14,070	35,260
Net commercial revenues	26,863	60,931
Development services revenues	177	147
Kits and Specimen Collection Tubes (SCTs)	421	171
Total net revenues	$27,461	$61,249

*Includes Medicare and Medicare Advantage, as reimbursement amounts are fixed.

Net revenues for the year ended December 31, 2021 included $60.9 million in commercial test revenue, which includes $59.7 million attributable to RT-PCR COVID-19 testing.

A summary of activity in the Company’s gross and net accounts receivable balances, as well as corresponding reserves, during the year ended December 31, 2020 and 2021 is as follows (in thousands):

	Balance at	Amounts	Settlements	Balance at
	December 31,	Recognized	Upon	December 31,
	2020	Upon Delivery	Adjudication	2021
Accounts receivable, gross	$41,024	$143,434	$(136,637)	$47,821
Reserve for contractual discounts	(23,629)	82,332	(87,150)	(28,447)
Reserve for aged non-patient receivables	(49)	26	(26)	(49)
Reserve for estimated patient receivables	(5)	578	(578)	(5)
Reserve for other payer-specific sales allowances	(3,196)	9,194	(11,532)	(5,534)
Accounts receivable, net	$14,145	$235,564	$(235,923)	$13,786

	Balance at	Amounts	Settlements	Balance at
	December 31,	Recognized	Upon	December 31,
	2019	Upon Delivery	Adjudication	2020
Accounts receivable, gross	$16,854	$73,645	$(49,475)	$41,024
Reserve for contractual discounts	(3,827)	(44,779)	24,977	(23,629)
Reserve for aged non-patient receivables	(1,500)	(2,507)	3,958	(49)
Reserve for estimated patient receivables	(5)	(61)	61	(5)
Reserve for other payer-specific sales allowances	(7,995)	1,164	3,635	(3,196)
Accounts receivable, net	$3,527	$27,462	$(16,844)	$14,145

At December 31, 2020 and 2021, unbilled accounts receivables totaled approximately $4.5 million and $3.5 million, respectively.

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

The Company's third-party payers that represent more than 10% of total net revenues in any period presented, as well as their related net revenue amount as a percentage of total net revenues, during the years ended December 31, 2020 and 2021 were as follows:

	For the year ended December 31,
	2020	2021
Medicare and Medicare Advantage/CARES Act	51%	56%
Blue Cross Blue Shield	20%	17%

The Company's third-party payers that represent more than 10% of total net accounts receivable, and their related net accounts receivable balance as a percentage of total net accounts receivable, as of December 31, 2020 and 2021 were as follows:

	For the year ended December 31,
	2020	2021
Medicare and Medicare Advantage/CARES Act	35%	31%
Blue Cross Blue Shield	24%	19%

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

Fixed Assets

Fixed assets consist of machinery and equipment, furniture and fixtures, computer equipment and software, leasehold improvements, financed equipment and construction in-process. Fixed assets are stated at cost less accumulated depreciation and amortization. Additions, improvements, and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the life of the lease or the asset, whichever is shorter. Depreciation and amortization expense for the years ended December 31, 2020 and 2021 was approximately $1.1 million and $1.5 million, respectively.

Upon sale or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation or amortization with any gain or loss recorded to the statement of operations and comprehensive loss.

Fixed assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in the estimates of future cash flows to determine recoverability of these assets. If the assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss. There had been no material impairment losses recorded in 2020 and 2021.

Stock-based Compensation

The Company measures and recognizes compensation expense for all stock-based awards made to employees and directors based on their grant date fair values. The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes option pricing model, while the fair value of restricted stock unit awards, or RSUs, is determined by the Company’s stock price on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. In addition, forfeitures are recorded when incurred. The Company determines the fair value of the stock-based compensation awards granted as either the fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

Research and Development

Research and development costs are expensed as incurred. The amounts expensed in the years ended December 31, 2020 and 2021 were approximately $5.2 million and $5.0 million, respectively, which includes salaries of research and development personnel.

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

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year operating loss, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of December 31, 2020 and 2021, and therefore has not recognized any income tax benefit or expense in the periods presented.

A tax benefit from uncertain tax positions may be recognized by the Company when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties for income taxes on the balance sheets at December 31, 2020 and 2021, and the Company has not recognized interest and/or penalties in the statements of operations and comprehensive loss for the years ended December 31, 2020 and 2021.

Recent Accounting Pronouncements

In November 2018, the FASB issued authoritative guidance clarifying the interaction between Collaborative Arrangements (Topic 808) and Revenue from Contracts with Customers (Topic 606) to address diversity in practice related to how companies account for collaborative arrangements. For public companies, this guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s

adoption date of Revenue from Contracts with Customers (Topic 606).   The Company adopted this guidance for the fiscal year beginning on January 1, 2020 and determined that the adoption of this guidance does not have a material impact on its financial statements or disclosures.

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

On May 12, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Sales Agent”), under which the Company may issue and sell from time to time up to $25,000,000 of its common stock through or to the Sales Agent, as sales agent or principal. The issuance and sale of these shares under the Sales Agreement, if any, is subject to the continued effectiveness of the Company’s shelf registration statement on Form S-3, filed with the Securities and Exchange Commission on April 24, 2020. Sales of the Company’s common stock, under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Each time the Company wishes to issue and sell common stock under the Sales Agreement, it notifies the Sales Agent of the number of shares to be issued, the dates on which such sales are anticipated to be made and any minimum price below which sales may not be made. Once the Company has so instructed the Sales Agent, unless the Sales Agent declines to accept the terms of the notice, the Sales Agent has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell such shares up to the amount specified on such terms. The obligations of the Sales Agent under the Sales Agreement to sell the Company’s common stock are subject to a number of conditions that the Company must meet.  The offering of common stock pursuant to the Sales Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the Sales Agreement and (2) termination of the Sales Agreement as permitted therein. The Sales Agreement may be terminated by the Company at any time upon ten days’ notice. The Sales Agent may terminate the Sales Agreement at any time upon ten days’ prior notice. The Sales Agent is entitled to compensation from the Company at a fixed commission rate equal to 3.0% of the gross sales price per share of any common stock sold under the Sales Agreement.  During 2021, the Company sold and issued 3,428,680 shares of its common stock at a weighted average purchase price of $4.31 under the Sales Agreement and received net cash proceeds of approximately $14.1 million after deducting Sales Agent commissions and other offering costs

5. Fair Value Measurements

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

6. Balance Sheet Details

The following provides certain balance sheet details (in thousands):

	December 31,	December 31,
	2020	2021
Inventories
Raw materials	$1,236	$2,303
Subassemblies	691	294
Finished goods	3	54
	$1,930	$2,651
Fixed Assets
Machinery and equipment	$2,974	$3,063
Furniture and office equipment	158	161
Computer equipment and software	2,428	2,931
Leasehold improvements	570	634
Construction in process	761	245
	$6,891	$7,034
Less accumulated depreciation and amortization	(4,573)	(4,633)
Total fixed assets, net	$2,318	$2,401
Accrued Liabilities
Accrued payroll	452	725
Accrued vacation	869	961
Accrued bonuses	1,022	178
Accrued sales commissions	457	600
Accrued other	366	554
Total accrued liabilities	$3,166	$3,018

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

Financed Leases

The Company leases certain laboratory equipment under arrangements previously accounted for as capital leases, classified on the Company’s balance sheet as fixed assets and related lease liabilities and depreciated on a straight-line basis over the lease term. Upon adoption of ASC 842, leased equipment previously classified as fixed assets totaling $1.4 million in net book value were reclassified to lease right-of-use assets in accordance with the guidance.  The equipment under finance leases is depreciated on a straight-line basis over periods ranging from 5 to 7 years. The total gross value of equipment capitalized under such lease financing arrangements was approximately $4.6 million and $6.0 million at December 31, 2020 and 2021, respectively. Total accumulated depreciation related to equipment under finance leases was approximately $2.3 million and $3.2 million at December 31, 2020 and 2021, respectively, and total depreciation expense was approximately $0.7 million and $0.9 million, at December 31, 2020 and 2021, respectively. Fixed asset purchases totaling approximately $1.4 million and $1.2 million during the years ended December 31, 2020 and 2021, respectively, were recorded as finance leases.

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

In January 2021, the Company entered into a finance lease for a capitalized amount of $309,000 for laboratory testing equipment.  Under the terms of the equipment financing agreement, which was accounted for as a finance lease transaction, the principal balance plus interest for the equipment are to be repaid in full with an initial payment of $100,000 and 36 monthly installments of $7,152 totaling approximately $357,000 through January 2024.

In February 2021, the Company entered into a finance lease for a capitalized amount of $182,000 for laboratory testing equipment.  Under the terms of the equipment financing agreement, which was accounted for as a finance lease transaction, the principal balance plus interest for the equipment are to be repaid in full after 60 monthly installments of $4,237 totaling approximately $242,000 through February 2026.

In March 2021, the Company entered into a finance lease for a capitalized amount of $186,000 for laboratory scanning equipment.  Under the terms of the equipment financing agreement, which was accounted for as a finance lease transaction, the principal balance plus interest for the equipment are to be repaid in full in installments in full after 60 monthly installments of $4,735 totaling approximately $284,000 through March 2026.

In April 2021, the Company entered into a finance lease for a capitalized amount of $218,000 for laboratory equipment.  Under the terms of the equipment financing agreement, which was accounted for as a finance lease transaction, the principal balance plus interest for the equipment are to be repaid in full in installments in full after an initial payment of $54,000, 23 monthly installments of $6,859 and 12 monthly installments of $5,870 totaling approximately $282,000 through March 2024.

In July 2021, the Company entered into finance leases for a capitalized amount of $125,000 for laboratory equipment.  Under the terms of the equipment financing agreements, which were accounted for as finance lease transactions, the principal balance plus interest for the equipment are to be repaid in full in installments ranging from 36 to 40 monthly installments of $3,471 totaling approximately $148,000 through November 2024.

In August 2021 the Company entered into finance leases for a capitalized amount of $218,000 for laboratory equipment.  Under the terms of the equipment financing agreement, which was accounted for as a finance lease transaction, the principal balance plus interest for the equipment are to be repaid in full after 36 monthly installments of $7,534 totaling approximately $271,000 through July 2024.

During the twelve months ending December 31, 2021, the Company entered into finance leases for a total capitalized amount of $1.2 million for seven pieces of equipment.  Under the terms of the financing agreements, which were accounted for as finance lease transactions, the principal balance plus interest for the equipment are to be paid in installments ranging from 36 to 60 months totaling approximately $1.6 million through March 2026.

Operating Lease

The Company leases its primary laboratory and office facilities in San Diego, California.  In accordance with the ASC 842 guidance, the facility lease is classified as an operating lease.  From its inception until December 2020, the Company’s primary facilities were located at 5810 Nancy Ridge Road in San Diego, California (Nancy Ridge Facility). The average monthly cash payment related to the Company’s Nancy Ridge Facility operating lease was approximately $120,000 per month, and the lease term expired on July 31, 2020, but was extended as stated below.  The Company recorded a lease right-of-use asset and lease liability related to this lease of $1.9 million and $2.2 million, respectively, as of January 1, 2019, based on the present value of payments and an incremental borrowing rate of 4.5%.

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

On June 1, 2020, the Company entered into a lease for a 39,000 square foot headquarters, manufacturing and laboratory facility at 9955 Mesa Rim Road in San Diego, California. The lease commenced on December 1, 2020 and is for a term of 127 months from the commencement date.  The lease includes a rent abatement period of seven months, from January 2021 through July of 2021, during which period the Company is exempted from paying the amount of base rent of $111,000. In addition, the landlord agreed to pay for certain preapproved leasehold improvement costs through a one-time leasehold improvement allowance of approximately $1.6, million and an additional leasehold improvement allowance of approximately $1.6 million. The amount of additional leasehold improvement allowance of approximately $1.6 million is to be paid back to the landlord during the term of the lease by the Company, amortized at an agreed upon annual rate of 7% as an additional rent payment of approximately $18,000 per month. The average monthly cash payment including payment for the additional leasehold improvement allowance for the lease is approximately $140,000 per month with initial monthly lease payments at $128,000 per month.  The Company recorded a lease right-of-use asset and lease liability of $9.8 million and $9.8,million respectively, as of December 31, 2020, based on the present value of payments and an incremental borrowing rate of 12%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings.  In addition, the Company recorded $1.6 million in other current assets related to reimbursable leasehold improvement costs incurred as of December 31, 2020.  The landlord reimbursed the Company $1.8 million during the year ended December 31, 2021.

In addition, the Company reviews agreements at inception to determine if they include a lease, and when they do, uses its incremental borrowing rate or implicit interest rate to determine the present value of the future lease payments.

The following schedule sets forth the components of right-of-use lease assets as of December 31, 2020 and 2021 as follows (in thousands):

	December 31,	December 31,
	2020	2021
Lease right-of-use assets:
Operating	$9,776	$9,026
Finance	2,338	2,842
Total	$12,114	$11,868

The following schedule sets forth the current portion of operating and finance lease liabilities as of December 31, 2020 and 2021 (in thousands):

	December 31,	December 31,
	2020	2021
Current portion of lease liability:
Operating	$—	$426
Finance	964	1,083
Total	$964	$1,509

The following schedule sets forth the long-term portion of operating and finance lease liabilities as of December 31, 2020 and 2021 (in thousands):

	December 31,	December 31,
	2020	2021
Long-term portion of lease liability:
Operating	$9,805	$9,736
Finance	1,460	1,428
Total	$11,265	$11,164

The following schedule represents the components of lease expense for the years ended December 31, 2020 and 2021 (in thousands):

	December 31,	December 31,
	2020	2021
Lease cost
Finance lease cost
Amortization of right-of-use assets	$694	$863
Interest on lease liabilities	228	277
Operating lease cost	1,412	1,656
Total	$2,334	$2,796

The following schedule sets forth the remaining future minimum lease payments outstanding under finance and operating leases, as well as corresponding remaining sales tax and maintenance obligation payments that are expensed as incurred and due within each respective year ending December 31, as well as the present value of the total amount of the remaining minimum lease payments, as of December 31, 2021 (in thousands):

	Finance		Operating
	Minimum	Maintenance and	Minimum
	Lease	Sales Tax Obligation	Lease
	Payments	Payments	Payments
2022	$1,144	$111	$1,586
2023	$996	$95	$1,629
2024	539	61	1,672
2025	188	15	1,715
2026	21	2	1,762
Thereafter	-	-	8,518
Total payments	2,888	284	16,882
Less amount representing interest	(377)	—	(6,721)
Present value of payments	$2,511	$284	$10,161

The following schedule sets forth supplemental cash flow information related to operating and finance leases as of December 31, 2020 and 2021 (in thousands):

	December 31,	December 31,
	2020	2021
Other information
Operating cash flows from finance leases	$228	$277
Operating cash flows from operating leases	$1,512	$549
Financing cash flows from finance leases	$703	$1,150

The aggregate weighted average remaining lease term was 2.7 years on finance leases and 9.5 years on operating leases as of December 31, 2021.  The aggregate weighted average discount rate was 16.3% on finance leases and 12.0% on operating leases as of December 31, 2021.

8. Supplier Financings

In 2020 and 2021, the Company obtained third-party financing for certain business insurance premiums. The 2020 and 2021 financings bore interest at rates ranging from 3.57% to 3.70% per annum, and all financings were due within one year.  As of December 31, 2020 and 2021 there were no balances outstanding under this arrangement.

9. Stock-Based Compensation

Equity Incentive Plans

The Company has two equity incentive plans: The Amended and Restated 2013 Equity Incentive Plan, or the 2013 Plan, and the 2007 Equity Incentive Plan, or the 2007 Plan. The 2013 Plan includes a provision that shares available for grant under the Company’s 2007 Plan become available for issuance under the 2013 Plan and are no longer available for issuance under the 2007 Plan.

At the Company’s 2021 annual meeting of stockholders, the Company’s stockholders approved amendments to the 2013 Plan, which included an increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 1,300,000 shares. In December 2020, the Company’s board of directors approved an increase of 750,000 shares in the inducement shares of common stock authorized for issuance under the 2013 Plan. As of December 31, 2021, 762,421 shares of the Company’s common stock were authorized exclusively for the issuance of stock awards to employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering into employment with the Company, as defined under applicable Nasdaq Listing Rules.

As of December 31, 2021, under all plans, a total of 3,098,245 shares were authorized for issuance consisting of 2,336,409 non-inducement stock options and 761,836 inducement stock options. As of December 31, 2021, 1,783,789 non-inducement shares and 634,262 inducement shares had been issued and 461,268 non-inducement shares and 173,801 inducement shares were available for grant.  Outstanding awards as of December 31, 2021, consisted of 1,825,297 non-inducement shares and 587,897 inducement shares.

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

The fair value of stock options is determined on the date of grant using the Black-Scholes valuation model. For non-performance awards, such value is recognized as expense over the requisite service period using the straight-line method. The amount and timing of compensation expense recognized for performance awards is based on management’s estimate of the most likely outcome and when the achievement of the performance objectives is probable. The determination of the fair value of stock options is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. The volatility assumption is based on the historical volatility of the Company’s common stock over a period of time equal to the expected term of the stock options. The expected term of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term assumption is estimated based primarily on the options’ vesting terms and remaining contractual life and employees’ expected exercise and post-vesting employment termination behavior. The risk-free interest rate assumption is based upon observed interest rates on the grant date appropriate for the term of the employee stock options. The dividend yield assumption is based on the expectation of no future dividend payouts by the Company.

The assumptions used in the Black-Scholes pricing model for options granted during the years ended December 31, 2020 and 2021 are as follows:

	2020	2021
Stock and exercise prices	$2.70 - $7.10	3.62 - 6.03
Expected dividend yield	0.00%	0.00%
Discount rate-bond equivalent yield	0.34% - 1.37%	.52% - 1.15
Expected life (in years)	5.00 - 5.96	5.0 - 5.98
Expected volatility	146% - 171%	163.1 - 173.9%

Using the assumptions described above, with stock and exercise prices being equal on date of grant, the weighted-average estimated fair value of options granted in 2020 and 2021 were approximately $4.31 and $3.78 per share, respectively.

A summary of stock option activity for the years ended December 31, 2020 and 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at 2019	273,418	$36.14	9.25
Granted	858,523	$4.51
Exercised	—	—
Cancelled/forfeited/expired	(53,237)	$22.26
Outstanding at 2020	1,078,704	$11.64	9.36
Granted	1,558,510	$3.96
Exercised	(537)	3
Cancelled/forfeited/expired	(223,483)	$7.83
Outstanding at 2021	2,413,194	$7.04	9.06
Vested and unvested expected to vest, 2021	2,367,847	$7.10	9.06

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest at December 31, 2020 and 2021 were $4,714 and $610, respectively.

Restricted Stock

The fair value of RSUs awarded under either plan is determined by the closing price of the Company’s common stock on the date of grant. For non-performance RSUs, such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line method. The amount and timing of compensation expense recognized for RSUs is based on management’s estimate of the most likely outcome and when the achievement of the performance objectives is probable.  There were no RSUs granted for the year ended December 31, 2021.  At December 31, 2021, the intrinsic values of RSUs outstanding was approximately $130 and all of the 36 RSUs outstanding at December 31, 2021 were fully vested.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the statement of operations during the periods presented (in thousands):

	Years Ended December 31,
	2020	2021
Stock Options
Cost of revenues	$160	$598
Research and development expenses	116	231
General and administrative expenses	548	1,266
Sales and marketing expenses	117	367
Total stock-based compensation	$941	$2,462

As of December 31, 2021, total unrecognized share-based compensation expense related to unvested stock options and RSUs, adjusted for estimated forfeitures, was approximately $7.1million and such amount is expected to be recognized over a weighted-average period of approximately 2.49 years.

10. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity, for warrants other than those underlying unexercised overallotment option warrants, during 2020 and 2021 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2019	2,748,424	$18.58	4.6
Issued	885,475	$3.62
Exercised	(2,634,799)	$6.74
Expired	(1,933)	$1,404.00
Outstanding at December 31, 2020	997,167	$35.48	3.3
Issued	—	$—
Exercised	(126,330)	$3.52
Expired	(13,576)	$569.89
Outstanding at December 31, 2021	857,261	$31.73	2.2

All warrants outstanding at December 31, 2020 and 2021 are exercisable.

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

The intrinsic value of equity-classified common stock warrants outstanding at December 31, 2020 and 2021 was $243,000 and $16,000, respectively.

11. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the years ended December 31, 2020 and 2021, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	December 31,	December 31,
	2020	2021
Common warrants outstanding	997,167	857,261
RSUs outstanding	36	36
Convertible preferred stock outstanding (number of common stock equivalents)	46,675	46,541
Common options outstanding	1,078,704	2,413,194
Total anti-dilutive common share equivalents	2,122,582	3,317,032

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

The impact of the error is presented in the table below (in thousands except for per share data):

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

The Company evaluated the error and determined that it was immaterial to the Company's financial statements for the three and nine months ended September 30, 2020. The Company made the correction to the financial statements for the three and nine months ended September 30, 2020, upon filing the Form 10-Q for the third quarter of 2021.

12. 401(k) Plan

The Company sponsors a 401(k) savings plan for all eligible employees. The Company may make discretionary matching contributions to the plan to be allocated to employee accounts based upon employee deferrals and compensation. During the years ended December 31, 2020 and 2021, the Company made approximately $250,000 and $283,000, respectively, in matching contributions into the savings plan.

13. Income Taxes

 For the years ended December 31, 2020 and 2021, the provision for income taxes was calculated as follows (in thousands):

	December 31,	December 31,
	2020	2021
Current:
Federal	$—	$—
State	—	125
Total	—	125
Deferred
Federal	—	—
State	—	—
Total	—	—
Provision for income tax	$—	$125

The following table reconciles income taxes computed at the federal statutory rate and the Company’s provision for income taxes (in thousands):

	December 31,	December 31,
	2020	2021
Income tax at statutory rate	$(3,739)	$(567)
Change in federal tax rate	—	—
State liability	(940)	66
Permanent items	101	278
Stock compensation	94	178
Warrant inducement	441	—
Expiration of net operating losses	912	594
Research and development credit	(370)	(377)
Unrecognized tax benefits	-	2,956
State rate change	(164)	(480)
Estimated section 382 limitation	-	(485)
Return to provision	7	(8)
Other	(875)	28
Valuation allowance	4,533	(2,058)
Provision for income tax	$—	$125

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax assets consisted primarily of the income tax benefits from accruals, estimated net operating loss carryforwards, and estimated research and development credits. Valuation allowances have been recorded to fully offset deferred tax assets at December 31, 2020 and 2021, as it is more likely than not that the assets will not be utilized.

At December 31, 2020, the Company had estimated federal net operating loss carryforwards of approximately $75.5 million with $61.6 million net operating losses generated in tax years beginning after December 31, 2017 carrying forward indefinitely and may generally be used to offset up to 80% of future taxable income, and total estimated federal net operating loss carryforwards of approximately $13.9 million which will begin to expire in 2022. The Company has additional state net operating losses of $41.5 million with $3.4 million net operating losses generated after December 31, 2017, carrying forward indefinitely and may generally be used to offset up to 80% of future taxable income. The remaining estimated net operating loss carryforwards of approximately $38.1 million will begin to expire in 2027. Additionally, at December 31, 2020, the Company had estimated research and development tax credits of approximately $0.8 million and $0.6 million for federal and California purposes, respectively. The federal research and development tax credits will begin to expire in 2022. The California research and development tax credits do not expire.

For the years ended December 31, 2020 and 2021, the Company has evaluated the various tax positions reflected in its income tax returns for both federal and state jurisdictions, to determine if the Company has any uncertain tax positions on the historical tax returns. The Company recognizes the impact of an uncertain tax position on an income tax return at the largest amount that the relevant taxing authority is more-likely-than not to sustain upon audit. The Company does not recognize uncertain income tax positions if they have less than 50% likelihood of being sustained. Based on this assessment, the Company believes there are tax positions for which a liability for unrecognized tax benefits should be recorded as of December 31, 2020 and 2021.  The following table summarizes the activity related to our gross unrecognized tax benefits:

	December 31,	December 31,
	2020	2021
Current:
Balance at the beginning of the year	$—	$—
Adjustments related to prior year tax positions	—	3,640
Increases related to current year tax positions	—	39
Decreases for tax positions from prior years	—	—
Provision for income tax	$—	$3,679

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending on or before December 31, 2016, and state and local income tax examinations for tax periods ending on or before December 31, 2000. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward and make adjustments up to the amount of the net operating loss carryforward amount. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate. The Company is currently not under examination by any taxing authorities and does not believe its unrecognized tax benefits will significantly change in the next twelve months.

The tax effects of carryforwards and other temporary differences that give rise to deferred tax assets consist of the following (in thousands):

	For the year ended December 31,
	2020	2021
Estimated net operating loss carryforward	$18,673	$18,482
Estimated research and development credits	3,689	1,026
Accruals and other	1,824	2,516
Operating lease liability	2,394	2,821
Fixed assets	660	368
Stock based compensation	860	1,164
	28,100	26,377

Right-of-use asset	(2,958)	(3,295)
Gross deferred tax liabilities	(2,958)	(3,295)

Less valuation allowance	(25,142)	(23,082)
Net deferred tax assets	$—	$—

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

14. Related Party Transactions

A member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received payments totaling approximately $36,000 and $49,000 during the years ended December 31, 2020 and 2021, respectively, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement.  On December 11, 2019, the Company entered into a First Amendment to the Assignment and Exclusive Cross-License Agreement with Aegea pursuant to which the Company obtained a royalty bearing license for a certain patent.  The Company agreed to pay Aegea, effective January 1, 2019, a royalty of 10% on Biocept’s sale of research use only, or RUO, and import research use only reagents and kits in the field of oncology, where the sample types are tissue, whole blood, bone marrow, cerebrospinal fluid or derivatives of any of the foregoing.  As of December 31, 2020, the Company has accrued approximately $3,000 and as of December 31, 2021, no royalties have been accrued related to this arrangement.  On June 3, 2020, the Company entered into a development agreement with Aegea focused on the co-development by Biocept and Aegea of a highly sensitive PCR-based assay designed by Aegea for detecting the COVID-19 virus.  Pursuant to the agreement, the Company receives compensation for development services performed based on time and materials expended.  The development agreement was completed in October 2021.  During the year ended December 31, 2021, the Company recorded revenues of approximately $68,000 and had approximately $8,000 accounts receivable due from Aegea as of December 31, 2021, related to this agreement.

15. Commitments and Contingencies

Purchase Commitment

In February 2016, the Company signed a firm, non-cancelable, and unconditional commitment in an aggregate amount of $1.1 million with a vendor to purchase certain inventory items, payable in minimum quarterly amounts of $62,500 through May 2020. At December 31, 2020 and 2021, there were no outstanding amounts.

Financed Equipment Maintenance and Sales Tax Obligations

During the years ended December 31, 2020 and 2021, total expense recorded in the Company’s statement of operations and comprehensive loss for sales tax and maintenance obligations associated with finance lease arrangements was approximately $129,000 and $130,000, respectively. At December 31, 2020 and 2021, approximately $77,000 and $81,000 of such sales tax and maintenance obligations incurred but not paid were recorded in accrued other liabilities in the Company’s balance sheet (see Note 6). Future payments totaling $0.3 million for sales tax and maintenance obligations associated with financed equipment were due under equipment financing arrangements as of December 31, 2021, which will be expensed as incurred (see Note 7).

Legal Proceedings

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any formal legal proceedings which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

The Company is currently in discussions with a former employee and certain current employees regarding disputed claims for certain sales commissions.  The Company is not in agreement with their interpretations or claims and are unable to predict the outcome of this matter.  In addition, at this time we cannot reasonably estimate any amount or range of potential expense associated with this matter.

16. Subsequent Events

On February 15, 2022, the Company’s former President and Chief Executive Officer, Michael Nall, and the Company’s former Chief Financial Officer and Chief Operating Officer, Timothy Kennedy, resigned from all positions with the Company.  In connection with their resignations, the Company entered into separation agreements with each of them pursuant to which, in exchange for a release of claims, the Company agreed to provide these individuals with the severance benefits they would have been entitled to receive under their respective employment agreements in the event of a termination without cause.  Total severance payments to be made during the year ending December 31, 2022 will be approximately $0.8 million.

Effective at the close of business on February 15, 2022, the Board appointed Samuel D. Riccitelli, to serve as the Company’s Interim President and Chief Executive Officer and Antonino Morales as the Company’s Interim Chief Financial Officer and Secretary.

In connection with Mr. Riccitelli’s appointment, the Company entered into an employment offer letter with Mr. Riccitelli that governs the current terms of his employment with the Company. The employment offer letter provides that Mr. Riccitelli will receive an annual base salary of $570,000 and a sign on bonus of $30,000 and will be eligible to receive an annual performance bonus with a target bonus percentage equal to 50% of his base salary. The employment offer letter also provides that the Company will grant Mr. Riccitelli an option to purchase 250,000 shares of the Company’s common stock. In addition, Mr. Riccitelli is entitled to severance benefits upon a termination without cause or resignation for good reason (“Involuntary Termination”), including continued payment of base salary for six months and payment of his group health insurance premiums for up to six months. In addition, if Mr. Riccitelli’s employment is subject to an Involuntary Termination within one month prior to or 12 months following a change in control, then he will be entitled to receive continued payment of base salary for 12 months, payment of his group health insurance premiums for up to 12 months, a pro-rated annual performance bonus and full accelerated vesting of any unvested equity awards. Mr. Riccitelli may also be entitled to receive tax gross up payments in the event any payments made in connection with a change in control are subject to the excise taxes imposed by Sections 280G and 4999 of the Internal Revenue Code.

In connection with Mr. Morales appointment, the Company entered into an employment offer letter with Mr. Morales that governs the current terms of his employment with the Company. The employment offer letter provides that Mr. Morales will receive an annual base salary of $400,000 and will be eligible to receive an annual performance bonus with a target bonus percentage equal to 40% of his base salary. The employment offer letter also provides that the Company will grant Mr. Morales an option to purchase 150,000 shares of the Company’s common stock. In addition, Mr. Morales is entitled to severance benefits upon an Involuntary Termination, including continued payment of base salary for six months and payment of his group health insurance premiums for up to six months. In addition, if Mr. Morales’s employment is subject to an Involuntary Termination within one month prior to or 12 months following a change in control, then he will be entitled to receive continued payment of base salary for 12 months, payment of his group health insurance premiums for up to 12 months, a pro-rated annual performance bonus and full accelerated vesting of any unvested equity awards. Mr. Morales may also be entitled to receive tax gross up payments in the event any payments made in connection with a change in control are subject to the excise taxes imposed by Sections 280G and 4999 of the Internal Revenue Code.

In February and March 2022, the Company’s board of directors approved increases in the number of shares of  common stock authorized for issuance pursuant to inducement awards under the 2013 Plan, resulting in an aggregate increase of 1,500,000 shares.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021 due to the material weaknesses in internal control over financial reporting described below.

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

Following the original issuance of our financial statements for the three and nine months ended September 30, 2021 included in our quarterly report on Form 10-Q, filed with the SEC on November 15, 2021 (the “Original September 30, 2021 Financial Statements”), we discovered that we had failed to accrue for, and reflect in the Original September 30, 2021 Financial Statements, certain expenses incurred during the third quarter of 2021 in the amount of approximately $1.1 million. This resulted in the restating of our financial statements as of for the nine months ended September 30, 2021. We determined that our review control over the completeness and accuracy of our accounts payable did not operate effectively, resulting in a material error in the Original September 20, 2021 Financial Statements.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 based on the material weaknesses described below.

•	The operating effectiveness of our internal controls to timely identify and report all of our outstanding invoices and potential unrecorded liabilities.
•	The operating effectiveness of our internal controls to determine certain estimates and the timely review of such estimates.

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

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Actions to Date

In the first quarter of 2022, we implemented certain improvements to our internal control and financial reporting processes to address the material weaknesses identified above. These improvements include the following:

•

Management has engaged a “Big Four” accounting firm under an advisory engagement to be conducted under the AICPA Standards for Consulting Services to assist management with their internal controls review.

We are committed to maintaining a strong internal control environment and implementing measures to ensure that the control deficiencies identified above are remediated as soon as possible. Management is in the process of implementing a remediation plan, which includes steps to design and implement new controls and expand the review of any potential unrecorded liabilities.

Although we have implemented certain aspects of our remediation plan, we do not believe that the applicable remedial controls have operated for a sufficient period of time or number of occurrences to allow for sufficient testing to determine the controls’ operating effectiveness nor do we believe our remediation plan has been fully implemented.

The remediation actions are being monitored by the Audit Committee of our Board of Directors.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the sections entitled “Election of Directors” and “Executive Officers” in our Proxy Statement for our 2022 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC no later than May 2, 2022, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be set forth in the sections entitled “Executive Compensation” and “Director Compensation” in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the sections entitled “Transactions with Related Persons,” “Corporate Governance—Director Independence” and “Corporate Governance—Board Committees” in our Proxy Statement and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following documents are included in Part II, Item 8 of this Report and are incorporated by reference herein:

2. Financial Statement Schedules.

Not required.

3. Exhibits.

EXHIBITS

Exhibit No.	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation, as amended by a Certificate of Amendment thereto (incorporated by reference to Exhibit 3.1.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on February 14, 2014).

3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2016).
3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 6, 2018).
3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 4, 2020).
3.5

Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 13, 2018).

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).
3.7	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2017).
3.8	Second Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 24, 2022).
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7. and 3.8
4.2	Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 2020).
4.3	Description of Common Stock.
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

4.6

Common Stock Purchase Warrant issued by the Registrant in favor of Ally Bridge LB Healthcare Master Fund Limited under the Common Stock and Warrant Purchase Agreement dated August 9, 2017 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 10, 2017).

4.7

Common Stock Purchase Warrant issued in favor of Dawson James Securities, Inc. under the Securities Purchase Agreement dated December 5, 2017 (incorporated by reference to Exhibit 4.18 of the Registrant’s Registration Statement on Form S-1 (File No. 333-221648), as amended, filed with the SEC on January 22, 2018).

4.8

Form of Warrant to Purchase Common Stock issued to the investors under the Securities Purchase Agreement, dated January 26, 2018 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 30, 2018).

4.9

Warrant Agency Agreement dated August 13, 2018 by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 13, 2018).

4.10

Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225147), as amended, filed with the SEC on July 11, 2018).

4.11	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2018).

Exhibit No.	Description of Exhibit
4.12

Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.24 of the Registrant’s Registration Statement on Form S-1 (File No. 333-228566), filed with the SEC on November 28, 2018).

4.13	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 18, 2019).
4.14	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 29, 2019).
4.15

Form of Common Stock Warrant (incorporated by reference to Exhibit 4.19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-234459), as amended, filed with the SEC on December 6, 2019).

4.16	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 11, 2019).
4.17	Form of Warrant Amendment (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 9, 2020).
4.18	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 9, 2020).
10.1+	2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).
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

10.6

Assignment and Exclusive Cross-License Agreement between the Registrant and Aegea Biotechnologies, Inc. dated June 2, 2012 (incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), as amended, filed with the SEC on January 30, 2014).

10.7+	2014 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2014).
10.8+

Biocept, Inc. Amended and Restated 2013 Equity Incentive Plan, Form of Stock Option Grant Notice, Option Agreement, Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit agreement for use thereunder, as amended.

10.9

Form of Warrant Exercise Agreement, dated May 28, 2019, by and between the Registrant and certain holders of warrants to purchase shares of the Registrant’s common stock (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 29, 2019).

10.10

Form of Amendment to Warrant Exercise Agreement, dated July 15, 2019, by and between the Registrant and certain holders of warrants to purchase shares of the Registrant’s common stock (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 18, 2019).

Exhibit No.	Description of Exhibit
10.11+

First Amendment to Employment Agreement between the Registrant and Michael Terry, dated September 11, 2018 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020).

10.12

Lease Agreement, dated June 1, 2020, by and between Registrant and 9955 Mesa Rim A DE LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020).

10.13+

Employment Agreement between the Registrant and Michael C. Dugan, M.D., dated August 10, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 2020).

10.14

Controlled Equity OfferingSM Sales Agreement, dated May 12, 2021, by and between the Registrant and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 12, 2021).

10.15+	Employment Agreement, dated December 27, 2021, by and between the Registrant and Darrell Taylor, as amended.
10.16	Biocept, Inc. Non-Employee Director Compensation Policy, as amended.
10.17+

Employment Offer Letter, dated February 15, 2022, by and between the Registrant and Samuel D. Riccitelli (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 16, 2022).

10.18+

Employment Offer Letter, dated February 15, 2022, by and between the Registrant and Antonino Morales (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 16, 2022).

10.19+	Separation Agreement, dated February 15, 2022, by and between the Registrant and Michael W. Nall.
10.20+	Separation Agreement, dated February 15, 2022, by and between the Registrant and Timothy Kennedy.
10.21+

Employment Offer Letter, dated March 4, 2022, by and between the Registrant and Philippe Marchand, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 8, 2022).

23.1	Consent of Mayer Hoffman McCann P.C.
31.1	Certification of Samuel D. Riccitelli, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Antonino Morales, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Samuel D. Riccitelli, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Antonino Morales, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interact File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
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

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCEPT, INC.

Date: April 5, 2022	By:	/s/ Samuel D. Riccitelli
Samuel D. Riccitelli
Interim Chief Executive Officer

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Samuel D. Riccitelli and Antonino Morales, and each and either of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Samuel D. Riccitelli	Interim Chief Executive Officer, President, Chair and Director	April 5, 2022
Samuel D. Riccitelli	(Principal Executive Officer)

/s/ Antonino Morales	Interim Chief Financial Officer and Director	April 5, 2022
Antonino Morales	(Principal Financial Officer and Principal Accounting Officer)

/s/ M. Faye Wilson	Director	April 5, 2022
M. Faye Wilson

/s/ Marsha A. Chandler	Director	April 5, 2022
Marsha A. Chandler

/s/ Bruce E. Gerhardt	Director	April 5, 2022
Bruce E. Gerhardt

/s/ David F. Hale	Director	April 5, 2022
David F. Hale

/s/ Ivor Royston	Director	April 5, 2022
Ivor Royston

/s/ Linda Rubinstein	Director	April 5, 2022
Linda Rubinstein