Form 10-Q
period 2022-03-31
BIOCEPT INC
filed 2022-05-23
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 16,922,868 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2022

IMPORTANT NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this Quarterly Report other than statements of historical fact, are forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue,” “plan,” “estimate,” “potentially,” “predict,” “should” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements.

Forward-looking statements may include, but are not limited to, statements about:

•	the performance of our products, assays and services;
•	the ability of our products, assays and services to become a key component of the standard of care for personalized cancer treatment;
•	our ability to generate revenue , grow our business and increase sales of our products, assays and services;
•	our ability to develop and commercialize new products, diagnostic assays, services and enhance our current products, assays and services and future products, assays, and services;
•	our plans to launch a series of cancer diagnostic assays for different predictive biomarkers;
•	our ability to effectively compete with other products, diagnostic assays, methods and services that now exist or may hereafter be developed;
•	our ability to expand our international business and commercialize our products and assays in other countries;
•	market adoption of our products and assays and our ability to successfully complete clinical utility studies;
•	our ability to obtain coverage and adequate reimbursement from governmental and other third-party payers for assays and services;
•	our expectations regarding our material cash requirements, contractual obligations and commitments and the use of our existing cash;
•

our ability to enter into and leverage agreements with commercialization partners for the sales, marketing and commercialization of our current products, assays and services, and our planned future products, assays and services;

•	our ability to satisfy any applicable United States and international regulatory requirements with respect to products, assays and services;
•	our ability to obtain or maintain patents or other appropriate protection for the intellectual property utilized in our current and planned products, assays and services;
•	effects of the COVID-19 pandemic on our business;
•	our estimates regarding the period of time for which our current capital resources will be sufficient to fund our continued operations;
•	our expectations and estimates regarding our future use of cash, expenses and costs and needs for additional financing; and
•	our ability to maintain a strong internal control environment and remediate internal control deficiencies.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this report under the “Management’s Discussion and Analysis” and “Risk Factors” headings, which include but are not limited to the following factors:

•	we may be unable to increase sales of our current products, assays and services or successfully develop and commercialize other products, assays and services;
•	we may be unable to execute our sales and marketing strategy for our products and diagnostic assays and may be unable to gain acceptance in the market and generate sufficient revenue;
•	we may be unable to develop products, assays and services to keep pace with rapid advances in technology, medicine and science;
•	our current products, assays and services and our planned future products, assays and services may not continue to perform as expected;
•	our sole laboratory facility may become damaged or inoperable, or we may be required to vacate the facility;
•	the impact of the COVID-19 pandemic on our business;
•	the decline of our RT-PCR COVID-19 testing business revenues;
•	we may be unable to compete successfully with our competitors and increase or sustain our revenues;
•

medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians may decide not to order our current or planned future assays, and laboratory supply distributors and their customers may decide not to order our current or planned future products;

•

we may be unable to identify collaborators willing to work with us to conduct clinical utility studies, or the results of those studies may not demonstrate that an assay provides clinically meaningful information and value;

•	we may lose key members of our executive management team;
•	we may be unable to retain and recruit personnel with the requisite technical skills;
•	we may fail to continue to attract, hire and retain a sufficient number of qualified sales professionals;
•	we may experience delays in transmitting claims to payers;
•	we may encounter manufacturing delays;
•	we may become exposed to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States;
•	general economic and business conditions may have a negative impact on our business;
•	our business may be effected by healthcare policy changes;
•

hospitals or other clients may not pay our invoices or third-party payers may not provide coverage and reimbursement or may breach, rescind or modify their contracts or reimbursement policies or delay payments;

•	our products and assays may not receive favorable treatment, clearance or marketing authorization from the U.S. Food and Drug Administration, or FDA;
•	the FDA may begin requiring approval or clearance for our current products and assays and our planned future products and assays;

•	we may become required to conduct additional clinical studies or trials before continuing to offer assays that we have developed or may develop as laboratory developed tests;
•	we may be unable to obtain and maintain effective patent and proprietary rights for our products and services;
•	we may be unable to protect our intellectual property throughout the world; and
•	we may fail to maintain proper and effective internal control over financial reporting.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.
Condensed Balance Sheets
(In thousands, except share and per share data)

	December 31,	March 31,
	2021	2022
Assets		(unaudited)
Current assets:
Cash	$28,864	$27,566
Accounts receivable, net	13,786	16,351
Inventories, net	2,651	3,221
Prepaid expenses and other current assets	391	446
Total current assets	45,692	47,584
Fixed assets, net	2,401	2,380
Lease right-of-use assets - operating	9,026	8,892
Lease right-of-use assets - finance	2,842	2,617
Other non-current assets	456	471
Total assets	$60,417	$61,944

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,246	8,076
Accrued liabilities	3,018	4,550
Current portion of lease liabilities - operating	426	449
Current portion of lease liabilities - finance	1,083	1,021
Total current liabilities	11,773	14,096
Non-current portion of lease liabilities - operating	9,736	9,598
Non-current portion of lease liabilities - finance	1,428	1,221
Total liabilities	22,937	24,915
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 2,106 shares and 2,090 shares issued and outstanding at December 31, 2021 and March 31, 2022, respectively.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 16,849,805 shares and 16,850,161 shares issued and outstanding at December 31, 2021 and March 31, 2022, respectively.	2	2
Additional paid-in capital	303,829	306,146
Accumulated deficit	(266,351)	(269,119)
Total shareholders’ equity	37,480	37,029
Total liabilities and shareholders’ equity	$60,417	$61,944

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.
Condensed Statements of Operations and Comprehensive Loss
(In thousands, except shares and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2022
Net revenues	$17,756	$19,945
Costs and expenses:
Cost of revenues	9,006	10,335
Research and development expenses	1,043	1,851
General and administrative expenses	3,120	6,806
Sales and marketing expenses	1,923	3,660
Total costs and expenses	15,092	22,652
(Loss)/Income from operations	2,664	(2,707)
Other income/(expense):
Interest expense, net	(65)	(61)
Total other income/(expense):	(65)	(61)
(Loss)/income before income taxes	2,599	(2,768)
Income tax expense	—	—
Net (loss)/income and comprehensive (loss)income	2,599	(2,768)
Net (loss)/income attributable to common shareholders	$2,599	$(2,768)
Weighted-average shares outstanding used in computing net (loss)income per share attributable to common shareholders:
Basic	13,400,007	16,849,964
Diluted	13,667,716	16,849,964
Net (loss)/income per common share:
Basic	$0.19	$(0.16)
Diluted	$0.19	$(0.16)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.
Condensed Statements of Stockholder's Equity
(In thousands, except for shares)
(Unaudited)
	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2021	16,849,805	$2	2,106	$—	$303,829	$(266,351)	$37,480
Stock-based compensation expense	—	—	—	—	2,317	—	2,317
Shares issued upon conversion of preferred stock	356	—	(16)	—	—	—	—
Net loss	—	—	—	—	—	(2,768)	(2,768)
Balance at March 31, 2022	16,850,161	$2	2,090	$—	$306,146	$(269,119)	$37,029

	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2020	13,397,041	$1	2,111	$—	$287,218	$(263,527)	$23,692
Stock-based compensation expense	—	—	—	—	460	—	460
Shares issued upon exercise of common stock warrants	5,304	—	—	—	19	—	19
Shares issued upon conversion of preferred stock	23	—	—	—	—	—	—
Shares issued upon exercise of options	194	—	—	—	1	—	1
Net Income	—	—	—	—	—	2,599	2,599
Balance at March 31, 2021	13,402,562	$1	2,111	$—	$287,698	$(260,928)	$26,771

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)
	For the Three Months Ended March 31,
	2021	2022
Cash Flows from Operating Activities
Net Income(loss )	$2,599	$(2,768)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	366	405
Amortization of right-of-use assets	362	414
Inventory reserve	(9)	78
Stock-based compensation	460	2,317
Loss (gain) on disposal of fixed assets	4	—
Increase/(decrease) in cash resulting from changes in:
Accounts receivable, net	(2,998)	(2,564)
Inventory	(1,320)	(648)
Prepaid expenses and other current assets	1,454	(49)
Other non-current assets	(13)	(16)
Accounts payable	(333)	375
Accrued liabilities	272	1,524
Net cash (used in)/provided by operating activities	844	(932)
Cash Flows from Investing Activities:
Purchases of fixed assets	(712)	(98)
Net cash used in investing activities	(712)	(98)
Cash Flows from Financing Activities:
Proceeds from exercise of common stock warrants	18	—
Proceeds from exercise of overallotment warrants	1	—
Payments on finance leases	(321)	(268)
Net cash used in financing activities	(302)	(268)
Net decrease in Cash	(170)	(1,298)
Cash at Beginning of Period	14,368	28,864
Cash at End of Period	14,198	27,566
Supplemental Disclosures of Cash Flow Information:
Interest	$65	$61

Non-cash Investing and Financing Activities:

Fixed assets purchased totaling approximately $894,000 during the three months ended March 31, 2021, were recorded as finance lease obligations and excluded from cash purchases in the Company’s statements of cash flows (see Note 6). There were no financed fixed asset purchases for the three months ending March 31, 2022.

The amount of unpaid fixed assets excluded from cash purchases in the Company’s statements of cash flows were approximately $319,000 at March 31, 2021 and $60,000 at March 31, 2022.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOCEPT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The Company, Business Activities and Basis of Presentation

The Company and Business Activities

The Company was founded in California in May 1997 and is a molecular oncology diagnostics company that develops and commercializes proprietary clinical diagnostic laboratory assays designed to identify rare tumor cells and cell-free tumor DNA from blood and cerebrospinal fluid, or CSF. The identification of tumor cells and cell-free tumor DNA in CSF has become the Company’s principal development focus following its early commercial expansion into CSF in 2020.

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

The COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, the emergence and impact of variants, vaccinations, government funding for COVID-19 testing, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. The Company experienced increased revenue levels in 2021 and 2022 related to its COVID-19 testing business.

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

The unaudited condensed financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission, or SEC, instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed financial statements are unaudited and do not contain all the information required by GAAP to be included in a full set of financial statements. The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited financial statements for the year ended December 31, 2021, filed with the SEC with our Annual Report on Form 10-K on April 5, 2022 include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

A novel strain of coronavirus, or COVID-19, continues to spread and severely impact the economy of the United States and other countries around the world. Since March 2020, federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home policies, all of which have had, and the Company believes will continue to have, an impact on the Company’s results of operations, financial position, and cash flows. Additionally, beginning during the second quarter of 2020, the Company experienced growing demand for COVID-19 molecular and antibody testing services and has expanded its capacity in order to satisfy such demand. As a result, operating results for the three months ended March 31, 2022 may not be indicative of the results that may be expected for the full year or in the future.

Significant Accounting Policies

During the three months ended March 31, 2022, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Transaction Price

The transaction price is the amount of consideration that the Company expects to collect in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties, such as sales taxes. The consideration expected from a contract with a customer may include fixed amounts, variable amounts, or both. The Company’s gross commercial revenues billed, and corresponding gross accounts receivable, are subject to estimated deductions for such allowances and reserves to arrive at reported net revenues, which relate to differences between amounts billed and corresponding amounts estimated to be subsequently collected and is deemed to be variable although the variability is not explicitly stated in any contract. Rather, the implied variability is due to several factors, such as the payment history or lack thereof for third-party payers, reimbursement rate changes for contracted and non-contracted payers, any patient co-payments, deductibles or compliance incentives, the existence of secondary payers and claim denials. The Company estimates the amount of variable consideration using the most likely amount approach to estimating variable consideration for third-party payers, including direct patient bills, whereby the estimated reimbursement for services is established by payment histories on CPT codes for each payer, or similar payer types. When no payment history is available, the value of the account is estimated at Medicare rates, with additional other payer-specific reserves taken as appropriate. Collection periods for billings on commercial revenues range from less than 30 days to several months, depending on the contracted or non-contracted nature of the payer, among other variables. The estimates of amounts that will ultimately be realized from commercial diagnostic services for non-contracted payers require significant judgment by management.

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

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the three months ended March 31, 2021 and 2022, disaggregated by source and nature, are as follows:

	For the Three Months Ended March 31,
	2021	2022
Net revenues from non-contracted payers	$6,314	$7,262
Net revenues from contracted payers*	11,341	12,645
Net commercial revenues	17,655	19,907
Development services revenues	39	38
Kits and Specimen Collection Tubes (SCTs)	62	—
Total net revenues	$17,756	$19,945

*Includes Medicare, Medicare Advantage and CARES Act as reimbursement amounts are fixed.

Revenues for the three months ended March 31, 2021 and 2022 included $17.7 million and $19.9 million, respectively, in commercial test revenues, including $16.8 million and $18.6 million of revenues attributable to RT-PCR COVID-19 testing. During the three months ended March 31, 2022, no additional account receivable reserves were required, and the Company had approximately $0.6 million in account receivable recoveries for aged receivable balances reserved in prior periods.

	For the Three Months Ended March 31,
	2021	2022
Net commercial revenues	$17,655	$19,907
Development services revenues	39	38
Kits and Blood Collection Tubes (BCT)	62	—
Total net revenues	$17,756	$19,945

At March 31, 2021 and March 31, 2022, unbilled account receivables totaled approximately $4.3 million and $2.7 million, respectively.

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

The Company's third-party payers that represent more than 10% of total net revenues in any period presented, as well as their related net revenue amount as a percentage of total net revenues, during the three months ended March 31, 2021, and 2022 were as follows:

	For the Three Months Ended March 31,
	2021	2022
Medicare and Medicare Advantage/CARES Act	35%	43%
Blue Cross Blue Shield	30%	16%
Kaiser Permanente	3%	14%

The Company's third-party payers that represent more than 10% of total net accounts receivable, and their related net accounts receivable balance as a percentage of total net accounts receivable, at December 31, 2021 and March 31, 2022 were as follows:

	December 31,	March 31,
	2021	2022
Medicare and Medicare Advantage/CARES Act	31%	36%
Blue Cross Blue Shield	19%	16%

Recent Accounting Pronouncements

None.

2. Liquidity

As of March 31, 2022, cash totaled $27.6 million and the Company had an accumulated deficit of $269.1 million. For the year ended December 31, 2021 and the three months ended March 31, 2022, the Company incurred a net loss of $2.8 million and $2.8 million, respectively, and had cash generated from operations of $0.8 million and cash used in operations of $0.9 million for the quarters ended March 31, 2021 and 2022, respectively. At March 31, 2022, the Company had aggregate net interest-bearing indebtedness of $2.2 million related to financed capital leases, of which $1.0 million was due within one year, in addition to $13.1 million of other non-interest-bearing current liabilities.

The Company has historically funded its operations primarily through sales of its equity securities. For the year ended December 31, 2021, revenue from the Company’s COVID-19 testing business provided an increase level of cash flow. During the quarter ended March 31, 2022, net revenues were approximately $19.9 million compared with approximately $17.8 million for the same period in the prior year, and the Company had a net loss of $2.8 million and net cash used in operations of $0.9 million.  The Company believes that based on its current and planned cash usage, along with current and projected COVID-19 testing revenues, its cash balances will support operations through at least 12 months following the issuance of the accompanying unaudited condensed financial statements. As such, the Company determined that it is not probable based on projected cash flows that substantial doubt about the Company’s ability to continue as a going concern exists for the one-year period following the date that the financial statements for the three months ended March 31, 2022 were issued. The Company’s determination was based on estimates regarding expected COVID-19 testing volumes for which the Company is currently seeing a reduced demand and expect this trend to continue absent a negative and sustained turn in the course of the pandemic. The Company used all information currently available to make this determination.

The Company’s principal uses of cash have included cash used in operations, payments relating to purchases of property and equipment and repayments of borrowings. The Company expects that the principal uses of cash in the future will be for continuing operations, marketing activities, funding of research and development, capital expenditures, and general working capital requirements. The Company will need to generate significant growth in net revenues to achieve and sustain income from operations.

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

3. Sales of Equity Securities

As part of a warrant repricing and exchange transaction, in January 2020, the Company issued an aggregate of 692,725 new warrants in exchange for the exercise of certain warrants issued by the Company in February 2019 and March 2019 for an aggregate of 692,725 shares of common stock and received net proceeds of approximately $2.3 million. As a result of the warrant repricing, the exercise price of warrants to purchase an aggregate of 89,657 shares of common stock issued by the Company in January 2018 was adjusted from $4.05 to $3.495 per share. In January 2020, the Company issued 192,750 shares of common stock pursuant to the partial exercise of the underwriters’ overallotment option from the Company’s December 2019 public offering. The net proceeds to the Company from the overallotment closing was approximately $700,000. The warrants issued in connection with the warrant repricing and exchange transaction were considered inducement warrants and are classified in equity. In addition, the modification expense associated with the change in fair value due to the repricing of February and March 2019 warrants is recorded as inducement expense, which was approximately $191,000. The fair value of the warrants issued was approximately $1.9 million. The fair value of the inducement warrants and warrant modification of $2.1 million was expensed as warrant inducement expense during the year ended December 31, 2021.

On May 12, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Sales Agent”), under which the Company may issue and sell from time to time up to $25,000,000 of its common stock through or to the Sales Agent, as sales agent or principal. The issuance and sale of these shares under the Sales Agreement, if any, is subject to the continued effectiveness of the Company’s shelf registration statement on Form S-3, filed with the SEC on April 24, 2020. Sales of the Company’s common stock, under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Each time the Company wishes to issue and sell common stock under the Sales Agreement, it notifies the Sales Agent of the number of shares to be issued, the dates on which such sales are anticipated to be made and any minimum price below which sales may not be made. Once the Company has so instructed the Sales Agent, unless the Sales Agent declines to accept the terms of the notice, the Sales Agent has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell such shares up to the amount specified on such terms.

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

During 2021, we received net proceeds of $14.1 million from the sale of our common stock and issued 3,428,680 shares of our common stock at a weighted average purchase price of $4.31 pursuant to the Sales Agreement. As of March 31, 2022, $10.2 million of our common stock remained available for sale under the sales agreement.

4. Fair Value Measurement

The estimated nonrecurring fair value measurements associated with fixed asset purchases recorded as right-of-use asset finance lease obligations totaling approximately $0.9 million for the three months ended March 31, 2021 were calculated as the present value of the lease payments based on contractual payment amounts and estimated market rates. There were no fixed asset purchases recorded as right-of-use assets for the three months ended March 31, 2022

Upon adoption of guidance in ASC Topic 842 Leases, the estimated fair value of the right-of-use operating lease asset was recorded based on the present value of future lease payments based on contractual payment amounts and estimated market rates in effect.

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

5. Balance Sheet Details

The following provides certain balance sheet details:

	December 31,	March 31,
	2021	2022
		(unaudited)
Inventories
Raw materials	$2,303	$2,735
Subassemblies	294	414
Finished goods	54	72
	$2,651	$3,221
Fixed Assets
Machinery and equipment	$3,063	$3,079
Furniture and office equipment	161	161
Computer equipment and software	2,931	2,931
Leasehold improvements	634	634
Construction in process	245	387
	$7,034	$7,192
Less: accumulated depreciation and amortization	(4,633)	(4,812)
Total fixed assets, net	$2,401	$2,380
Accrued Liabilities
Accrued payroll	725	992
Accrued vacation	961	818
Accrued bonuses	178	493
Accrued sales commissions	600	1,813
Accrued other	554	434
Total accrued liabilities	$3,018	$4,550

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

Finance Leases

The Company leases certain laboratory equipment under arrangements previously accounted for as capital leases, classified on the Company’s balance sheet as fixed assets and related lease liabilities and depreciated on a straight-line basis over the lease term. Upon adoption of ASC 842, leased equipment previously classified as fixed assets totaling $1.4 million in net book value were reclassified to lease right-of-use assets in accordance with the guidance. The equipment under finance leases is depreciated on a straight-line basis over periods ranging from approximately 5 to 7 years. The total gross value of equipment capitalized under such lease arrangements was approximately $6.0 at December 31, 2021 and March 31, 2022, respectively. Total accumulated depreciation related to equipment under finance leases was approximately $3.2 million and $3.4 million at December 31, 2021 and March 31, 2022, respectively. Total depreciation expense related to equipment under finance leases during the three months ended March 31, 2021, and 2022 was approximately $172,000 and $225,000, respectively.

During the three months ended March 31, 2021, the Company entered into finance leases for a total capitalized amount of $894,000 for four pieces of equipment. Under the terms of the financing agreements, which were accounted for as finance lease transactions, the principal balance plus interest for the equipment are to be paid in installments ranging from 36 to 60 monthly installments of $21,330 totaling approximately $1.1 million through March 2026. During the three months ended March 31, 2022, the Company did not enter into any additional financed leases obligations

Operating Lease

The Company leases its primary laboratory and office facilities in San Diego, California. In accordance with the ASC 842 guidance, the facility lease is classified as an operating lease. From its inception until December 2020, the Company’s primary facilities were located at 5810 Nancy Ridge Road in San Diego, California (Nancy Ridge Facility) and subject to a lease agreement dated March 31, 2004. The average monthly cash payment for the operating lease was approximately $120,000 per month, and the lease term expired on July 31, 2020, but was extended as stated below. The Company recorded a lease right-of-use asset and lease liability of $1.9 million and $2.2 million, respectively, as of January 1, 2019, based on present value of payments and an incremental borrowing rate of 4.5%.

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

On June 1, 2020, the Company entered into a lease for a 39,000 square foot headquarters, manufacturing and laboratory facility at 9955 Mesa Rim Road in San Diego, California. The lease commenced on December 1, 2020 and is for a term of 127 months from the commencement date. The lease includes a rent abatement period of seven months, from January 2021 through July of 2021, during which period the Company is exempted from paying the amount of base rent of $111,000. In addition, the lease stipulates an additional two months of lease abatement period in the event that the property is sold within the first six months of the initial lease period. In March 2021, the Company was notified that the original landlord has sold the building, hence the Company is eligible for an additional two months of rent abatement period. In addition, the landlord agreed to pay for certain preapproved leasehold improvement costs through a one-time leasehold improvement allowance of approximately $1.6 million. The amount of additional leasehold improvement allowance of approximately $1.6 million is to be paid back to the landlord during the term of the lease by the Company, amortized at an agreed upon annual rate of 7% as an additional rent payment of approximately $18,000 per month. The average monthly cash payment including payment for the additional leasehold improvement allowance for the lease is approximately $140,000 per month with initial monthly lease payments of $128,000 per month. The Company recorded a lease right-of-use asset and lease liability of $9.8 million and $9.8 million, respectively, as of December 31, 2020, based on the present value of payments and an incremental borrowing rate of 12%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings. The Company recorded $1.6 million in other current assets related to reimbursable leasehold improvement costs incurred as of December 31, 2020. The landlord reimbursed the Company $1.8 million during the year ended December 31, 2021.

In addition, the Company reviews agreements at inception to determine if they include a lease, and when they do, uses its incremental borrowing rate or implicit interest rate to determine the present value of the future lease payments.

The following schedule sets forth the components of right-of-use lease assets as of December 31, 2021 and March 31, 2022 as follows:

	December 31,	March 31,
	2021	2022
Lease right-of-use assets:
Operating	$9,026	$8,892
Finance	2,842	2,617
Total	$11,868	$11,509

The following schedule sets forth the current portion of operating and finance lease liabilities as of December 31, 2021 and March 31, 2022:

	December 31,	March 31,
	2021	2022
Current portion of lease liability:
Operating	$426	$449
Finance	1,083	1,021
Total	$1,509	$1,470

The following schedule sets forth the long-term portion of operating and finance lease liabilities as of December 31, 2021 and March 31, 2022:

	December 31,	March 31,
	2021	2022
Long-term portion of lease liability:
Operating	$9,736	$9,598
Finance	1,428	1,221
Total	$11,164	$10,819

The following schedule represents the components of lease expense for the three months ended March 31, 2021 and 2022:

	For the Three Months Ended March 31,
	2021	2022
Lease cost
Finance lease cost
Amortization of right-of-use assets	$172	$225
Interest on lease liabilities	65	61
Operating lease cost	415	415
Total	$652	$701

The following schedule sets forth the remaining future minimum lease payments outstanding under finance and operating leases, as well as corresponding remaining sales tax and maintenance obligation payments that are expensed as incurred and due within each respective year ending December 31, as well as the present value of the total amount of the remaining minimum lease payments as of March 31, 2022:

	Finance		Operating
	Minimum	Maintenance and	Minimum
	Lease	Sales Tax Obligation	Lease
	Payments	Payments	Payments
2022 (Remaining 9 months)	$819	$92	$1,191
2023	$963	$106	$1,629
2024	534	29	1,672
2025	185	3	1,715
2026	15	-	1,762
Thereafter	-	-	8,518
Total payments	2,516	230	16,487
Less amount representing interest	(274)	—	(6,440)
Present value of payments	$2,242	$230	$10,047

The following schedule sets forth supplemental cash flow information related to operating and finance leases as of March 31, 2021 and March 31, 2022:

	For the Three Months Ended March 31,
	2021	2022
Other information
Operating cash flows from finance leases	$65	$61
Operating cash flows from operating leases	$53	$396
Financing cash flows from finance leases	$321	$268

The aggregate weighted average remaining lease term was 2.5 years on finance leases and 9.25 years on operating leases as of March 31, 2022. The aggregate weighted average discount rate was 19.0% on finance leases and 12.0% on operating leases as of March 31, 2022. During the three months ended March 31, 2022, there were no additional exchanges of right of use assets for financed lease liabilities.

7. Stock-Based Compensation

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

At the Company’s annual meeting of stockholders held on July 16, 2021, the Company’s stockholders approved amendments to the 2013 Plan, which included an increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 1,300,000 shares. On February 14, 2022, and March 22, 2022, the board of directors approved an increase of 1,000,000 and 500,000 shares, respectively, in the inducement shares of common stock authorized for issuance under the 2013 Plan.

As of March 31, 2022, 2,263,088 shares of the Company’s common stock were authorized exclusively for the issuance of stock awards to employees who have not previously been an employee or director of the Company, except following a bona fide period of non-employment, as an inducement material to the individual’s entering employment with the Company, as defined under applicable Nasdaq Listing Rules.

As of March 31, 2022, under all plans, a total of 4,599,497 shares were authorized for issuance consisting of 2,336,409 non-inducement stock options and 2,263,088 inducement stock options. As of March 31, 2022, 1,858,427 non-inducement shares and 1,599,918 inducement shares had been issued and 667,663 non-inducement shares and 513,032 inducement shares were available for grant. Outstanding awards as of March 31, 2022, consisted of 1,603,596 non-inducement shares and 1,599,918 inducement shares.

Stock Options

A summary of stock option activity for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2021	2,413,194	$7.04	9.06
Granted	1,155,570	$2.35
Cancelled/forfeited/expired	(365,250)	$6.44
Outstanding at March 31, 2022	3,203,514	$5.50	7.80
Vested and unvested expected to vest, March 31, 2022	3,162,485	$5.52	7.78

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest at December 31, 2021 and March 31, 2022 were each $610 and $0, respectively.

The assumptions used in the Black-Scholes pricing model for stock options granted during the three months ended March 31, 2022 were as follows:

2022
Stock and exercise prices	$2.32 - $2.39
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.76% - 2.41%
Expected life (in years)	5.55 - 6.03
Expected volatility	161% - 163%

Restricted Stock

The fair value of restricted stock units, or RSUs, awarded under either plan is determined by the closing price of the Company’s common stock on the date of grant. For non-performance RSUs, such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line method. The amount and timing of compensation expense recognized for RSUs is based on management’s estimate of the most likely outcome and when the achievement of the performance objectives is probable. There were no RSUs granted for the quarter ended March 31, 2022.

At March 31, 2022, the intrinsic values of RSUs outstanding and RSUs unvested and expected to vest were each approximately $84. Of the 36 RSUs outstanding, all were fully vested as of March 31, 2022.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statements of operations and comprehensive loss during the periods presented:

	For the Three Months Ended March 31,
	2021	2022
Stock Options
Cost of revenues	$94	$208
Research and development expenses	44	166
General and administrative expenses	260	1,802
Sales and marketing expenses	62	141
Total expenses related to stock options	460	2,317

As of March 31, 2022, total unrecognized share-based compensation expense related to unvested stock options and RSUs, adjusted for estimated forfeitures, was $6.5 million and is expected to be recognized over a weighted-average period of approximately 2.97 years.

8. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity for the three months ended March 31, 2022 is as follows:

Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2021	857,261	$31.73	2.2
Issued	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Outstanding at March 31, 2022	857,261	$31.73	2.0

All warrants outstanding at December 31, 2021 and March 31, 2022 are exercisable.

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

The intrinsic value of equity-classified common stock warrants outstanding at December 31, 2021 and March 31, 2022 was $16,000 and $0, respectively.

9. Net Loss per Common Share

Basic and diluted net income (loss) per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the three months ended March 31, 2022, the outstanding RSUs, warrants and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. For the three months ended March 31, 2021, there is net income attributable to common shareholders and, as a result, 256,461 warrants and 102,708 options in the money were included in the calculation of dilutive weighted average shares. As these shares were in the money at March 31, 2021, an additional 267,709 shares were included in the calculation of diluted net income per share.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the Three Months Ended March 31,
	2021	2022
Common warrants outstanding	991,863	857,261
RSUs outstanding	36	36
Convertible preferred stock outstanding (number of common stock equivalents)	46,651	46,136
Common options outstanding	1,213,284	3,203,514
Total anti-dilutive common share equivalents	2,251,834	4,106,947

10. Commitments and Contingencies

In the normal course of business, the Company may be involved in legal proceedings or threatened legal proceedings. The Company is not party to any legal proceedings or aware of any threatened legal proceedings except as provided in the paragraph below, and except for those proceedings that are not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

The Company is currently in mediation with a former employee and certain current employees regarding disputed claims for certain sales commissions.  Although the Company is not in agreement with their interpretations or claims, the Company has entered into settlement negotiations related to the disputed commissions. Based on the mediation, there is a probable loss between $1.5 million and $1.8 million and therefore the Company accrued approximately $1.6 million in its commission accrual for the probable loss to be incurred by the Company in connection with the resolution of this matter.

11. Related Party Transactions

A former member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received payments totaling approximately $36,000 and $49,000 during the years ended December 31, 2020 and 2021, respectively, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement. On December 11, 2019, the Company entered into a First Amendment to Assignment and Exclusive Cross-License Agreement with Aegea pursuant to which the Company obtained a royalty bearing license for a certain patent. The Company agreed to pay Aegea, effective January 1, 2019, a royalty of 10% on the Company’s sale of research use only, or RUO and import research use only reagents and kits in the field of oncology, where the sample types are tissue, whole blood, bone marrow, cerebrospinal fluid or derivatives of any of the foregoing. As of December 31, 2021 and March 31, 2022, no royalties have been accrued by the Company for royalty expenses related to this arrangement.

12. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or SEC, on April 5, 2022. Past operating results are not necessarily indicative of results that may occur in future periods.

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

Our efforts have culminated in the presentation of our early clinical experience at several leading academic forums, including most recently the Society of Neuro-Oncology, or SNO, Brain Metastases meeting in August 2021, as well as the Annual SNO meeting in November 2021, the San Antonio Breast Cancer Symposium, or SABCS, in December 2021 and the American Academy of Neurology in April 2022. We believe these presentations have illustrated the feasibility of this assay to inform three critical questions important for the care of patients with suspected or confirmed metastatic cancer involving the CNS: Is there tumor (diagnosis)? Is there target (presence of a biomarker to aid treatment selection)? Is there trend (a response to therapy)?

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

Since launch of our COVID-19 testing program, we have performed more than 875,000 assays for customers. We have primarily marketed our COVID-19 testing services to skilled nursing facilities in the western United States and to certain community colleges within California.

Our COVID-19 testing services were responsible for most of our revenues during the quarters ended March 31, 2021 and 2022 making up 95% and 93%, respectively. However, as a result of increased vaccination and immunization levels, as well as decreased COVID-19 hospitalizations, reported cases and mandatory COVID-19 testing, we are currently seeing reduced demand for our COVID-19 testing services and expect this trend to continue absent a negative and sustained turn in the course of the pandemic.

In March 2022, the U.S. Health Resources and Services Administration, or HRSA, informed providers that, after March 22, 2022, it would stop accepting claims for testing and treatment for uninsured individuals under the HRSA COVID-19 Uninsured Program and that claims submitted prior to that date would be subject to eligibility and availability of funds. For the three months ended March 31, 2022, revenue for testing of uninsured individuals under the HRSA COVID-19 Uninsured Program represented approximately 20% of our COVID-19 testing revenue. As of March 31, 2022, less than 10% of our net accounts receivable was associated with claims for reimbursement for COVID-19 testing of uninsured individuals. Although we believe that our estimates for contractual allowances and patient price concessions are appropriate, actual results could differ from those estimates. For further details on revenue and receivables, see Note 1 to the unaudited condensed financial statements.

Additional Oncology Testing Services

In addition to CNSide, our current blood-based testing includes our Target SelectorTM technologies which enable detection of specific gene mutations, such as EGFR, KRAS or BRAF, in ctDNA from blood and CSF samples, as well as specific protein and gene alterations, such as HER2 amplification, in CTCs isolated from blood and CSF. We believe our multi-modality combination of a proprietary cell capture and analysis method with a proprietary DNA approach provides both high-sensitivity and specificity and is applicable to a broad range of diagnostic applications in patients with metastatic carcinoma.

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

We believe our ability to rapidly translate insights about the utility of cytogenetic, immunocytochemical and molecular biomarkers to provide information to neuro-oncologists, oncologists and other physicians for treatment decisions in the clinical setting will improve patient treatment and management and that these assays will become a key component of the standard of care for personalized cancer treatment.

Provider Agreements

In March 2022, we entered into a participating provider agreement with Kaiser Permanente to specifically provide COVID-19 testing services.

We are currently contracted with seven preferred provider organization networks, three large health plans, and three regional independent physician associations, and expect to continue to gain contracts to be considered as an “in-network” provider with additional plans.

Utilization of ctDNA for Next Generation Sequencing, or NGS, Testing

We are working internally and with collaborators from our industry and our client-base to establish appropriate NGS panels (or a single panel) for characterization of patient ctDNA from the supernatant associated with the CSF samples utilized in our CNSide testing. These panels help clinicians to characterize their patient’s disease and potentially identify appropriate therapies for their metastatic cancer patients.

COVID-19 Pandemic

The COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of any outbreaks, travel restrictions and social distancing in the United States and other countries, government-funding for COVID-19 testing, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. We estimate that the COVID-19 pandemic led to an approximate 15% to 25% decline in commercial volume from current customers for the year ended December 31, 2020, and impacted opportunities for us to gain new customers with the closing of many physician offices and labs. For the year ended December 31, 2021, the volume of our oncology business was reduced by approximately 3% from the previous year. We are continuing to vigilantly monitor the situation with our primary focus on the health and safety of our employees and clients.

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

Results of Operations

Three months ended March 31, 2021 and 2022

The following table sets forth certain information concerning our results of operations for the periods shown (dollars in thousands):

	For the Three Months Ended March 31,		Change
	2021	2022	$	%

Net revenues	$17,756	$19,945	$2,189	12%
Cost of revenues	9,006	10,335	1,329	15%
Research and development expenses	1,043	1,851	808	77%
General and administrative expenses	3,120	6,806	3,686	118%
Sales and marketing expenses	1,923	3,660	1,737	90%
(Loss)/income from operations	2,664	(2,707)	(5,371)	(202%)
Interest expense	(65)	(61)	4	(6%)
(Loss)/income before income taxes	2,599	(2,768)	(5,367)	(207%)
Income tax expense	—	—	—	—
Net (loss)/income	$2,599	$(2,768)	$(5,367)	(207%)

Net Revenues

Net revenues were approximately $19.9 million for the three months ended March 31, 2022, compared with approximately $17.8 million for the same period in 2021, representing an increase of approximately $2.2 million, or 12%. The increase was primarily attributable to an increase in RT-PCR COVID-19 testing.

Revenues for the three months ended March 31, 2022 consist of commercial test revenue, including approximately $18.6 million of RT-PCR COVID-19 testing, approximately $1.3 million of oncology testing and approximately $38,000 in development services revenue. There were no revenues for Target Selector™ RUO kits and CEE-Sure® blood collection tubes for the three months ended March 31, 2022.

Revenues for the three months ended March 31, 2021 consist of commercial test revenue, including approximately $16.8 million of RT-PCR COVID-19 testing, approximately $2.5 million of oncology testing, approximately $39,000 in development services test revenue and approximately $62,000 in revenue for distributed products, Target Selector™ RUO kits, CEE-Sure® blood collection tubes and payments from Aegea for services associated with the development of a COVID-19 assay.

The net estimated revenue per commercial accession delivered during the three months ended March 31, 2022 was $130, based on 153,056 commercial accessions delivered, while during the three months ended March 31, 2021 it was $125, based on 141,340 commercial accessions delivered. The increase in net revenue per commercial accessions delivered was primarily due to higher payor reimbursement rates recorded on our COVID-19 testing business associated with the skilled nursing facilities.

The following table sets forth certain information regarding commercial accessions received during the three months ended March 31, 2021 and 2022:

	For the Three Months Ended March 31,		Change
	2021	2022	# / $	%
# Commercial accessions delivered	141,340	153,056	11,716	8%
$ Value estimated per commercial accession delivered	$125	$130	$5	4%

Overall development revenues increased slightly compared with the same period in the prior year due to an increase in volume by Quest Diagnostics which resulted in our overall net revenue per accession to decrease as their rates were lower than the average. The following table sets forth certain information regarding development cases delivered during the three months ended March 31, 2021 and 2022.

	For the Three Months Ended March 31,		Change
	2021	2022	# / $	%
# Development services cases delivered	95	118	23	24%
$ Value estimated per development accession delivered	$414	$320	$(94)	(23%)

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $10.3 million for the three months ended March 31, 2022, compared with approximately $9.0 million for the same period in 2021, representing an increase of approximately $1.3 million, or 15%, primarily resulting from an increase in revenues related to our RT-PCR COVID-19 testing business. Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, shipping, and other direct costs, as well as equipment depreciation and software amortization expenses. Our cost of revenues as a percentage of net revenues was 52% and 51% for the three months ended March 31, 2022 and 2021, respectively.

Research and Development Expenses. Research and development expenses were approximately $1.9 million for the three months ended March 31, 2022, compared with approximately $1.0 million for the same period in 2021, an increase of approximately $0.8 million, or 77%. Research and development expenses are comprised of, but not limited to, personnel costs, material, shipping and other direct costs, computer and laboratory equipment maintenance and facility related costs.

The increase was attributable to additional costs associated with setting up our clinical trial which included an increase in salaries and wages of $0.2 million due to additional headcount and outside services of $0.1 million due to initial costs associated with our clinical study. Materials and supply costs increased approximately $0.2 million due to an increase in our translational lab activities. In the prior year period, ongoing research was delayed a couple months because of relocating our facilities during the first quarter of 2021.

Furthermore, during the three months ended March 31, 2022, severance and stock-based compensation expense increased by approximately $0.2 million and $0.1 million, respectively, as compared with the prior year period, due to the termination of our former Chief Science Officer and complying with the terms of his separation agreement, which required, among other terms, severance and an acceleration of stock options previously granted. Manufacturing costs increased $0.1 million due to recording additional operational cost allocations to research and development in support of early-stage research and development efforts.

General and Administrative Expenses. General and administrative expenses were approximately $6.8 million for the three months ended March 31, 2022, compared with approximately $3.1 million during the same period in 2021, an increase of approximately $3.7 million, or 118%. General and administrative expenses are comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses.

The increase is predominately due to an increase in severance and stock-based compensation expenses of approximately $1.0 million and $1.6 million, respectively, due to the resignation of our former Chief Financial Officer and Chief Executive Officer and complying with the terms of their separation agreements, which required, among other terms, payment of salary, annual bonus, COBRA premiums and an acceleration of stock options previously granted. Furthermore, outside services increased by approximately $0.1 million due to an increase in providing overhead support services for COVID-19 testing sites, audit and tax professional fees increased by approximately $0.3 million due to additional internal control review services performed and an increase in fees for the year end audit and interim reviews and legal expenses increased by approximately $0.3 million due to increased services for SEC filings.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $3.7 million for the three months ended March 31, 2022, compared with approximately $1.9 million for the same period in 2021, an increase of approximately $1.8 million, or 90%. Sales and marketing expenses are comprised of, but not limited to, personnel costs, which include commissions, trade show and other marketing related expenses, as well as office and other costs.

Sales and marketing expenses increased due to an additional accrual in commissions of approximately $1.2 million associated with a settlement agreement with a former employee and certain current employees regarding disputed claims for sales commissions. Salaries increased by approximately $0.2 million due to additions to the headcount, stock-based compensation increased by approximately $0.1 million as a result of additional grants issued during the quarter, outside services increased by approximately $0.1 million due to additional printing costs for presentation materials, sales and marketing activities increased by approximately $0.2 million.

Interest Expenses. Interest expenses were approximately $61,000 for the three months ended March 31, 2022 compared with approximately $65,000 for the same period in 2021, a decrease of $4,000, or 6%, reflecting interest recognized on leases existing during the quarter.

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

Liquidity and Capital Resources

We are actively working to improve our financial position and enable the growth of our business, by raising new capital and generating revenues. Our COVID-19 testing volumes and related revenues have allowed us to accumulate $27.6 million of cash on hand as of March 31, 2022.  While we contemplate a reduction of COVID testing revenue in 2022 going forward, our projections indicate sufficient capital to carry the business at least 12 months following the date of this report.

In May 2020, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $100.0 million. In May 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or the Sales Agent, under which we may issue and sell from time to time up to $25.0 million of our common stock through or to the Sales Agent, as sales agent or principal. Any sale of shares of our common stock under the Sales

Agreement will be made under our shelf registration statement on Form S-3. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. As of March 31, 2022, $10.2 million of our common stock remained available for sale under the Sales Agreement.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2021	2022

Cash provided by/(used in):
Operating activities	$844	$(932)
Investing activities	(712)	(98)
Financing activities	(302)	(268)
Net increase in cash	$(170)	$(1,298)

Cash Used in Operating Activities. Net cash used in operating activities was approximately $0.9 million for the three months ended March 31, 2022, compared with net cash provided by operating activities of approximately $0.8 million for the same period in 2021. The net decrease in cash used in operations was primarily related to our net loss in operations of $6.1 million.  Exclusive of our non-cash transactions such as depreciation, amortization and stock-based compensation, cash used in operations was $0.9 million and inventory purchases increased by $0.7 million, which were offset by a reduction in accounts payable and accrual payments of $1.9 million and a decrease in receivable collections of $2.6 million.

Cash Used in Investing Activities. Net cash used in investing activities was approximately $98,000 for the three months ended March 31, 2022, compared with approximately $0.7 million in the same period in 2021. Cash used in investing activities was related to purchases of property and equipment in both periods.

Cash Used in Financing Activities. Net cash used in financing activities was approximately $0.3 million for the three months ended March 31, 2022, compared with net cash used in financing activities of approximately $0.3 million for the same period in 2021. Our primary use of cash from financing activities during the three months ended March 31, 2022 consisted of payments related to financed leases for equipment used in our laboratory operations. Our primary use of cash in financing activities during the three months ended March 31, 2021 consisted of approximately $0.3 million of payments related to financed leases for equipment used in our laboratory operations partially offset by approximately $19,000 in proceeds from common stock warrant exercises.

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

In May 2021, we entered into the Sales Agreement with the Sales Agent, under which we may issue and sell from time to time up to $25,000,000 of our common stock through or to the Sales Agent, as sales agent or principal. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During 2021, we received net proceeds of $14.1 million from the sale of our common stock and issued 3,428,680 shares of our common stock at a weighted average purchase price of $4.31 pursuant to the Sales Agreement. We did not receive any proceeds from the sale of our common stock pursuant to the Sales Agreement during the three months ended March 31, 2022. As of March 31, 2022, $10.2 million of our common stock remained available for sale under the Sales Agreement.

As of March 31, 2022, our cash totaled $27.6 million. The COVID-19 testing revenue during 2021 has provided us with increased levels of cash inflows from operations. However, we are currently seeing reduced demand for our COVID-19 testing services and expect this trend to continue absent a negative and sustained turn in the course of the pandemic. As a result, we believe that based on our current and planned cash usage, along with current COVID-19 testing revenues, our cash balances will support our operations for at least the next 12 months. As such, we determined that it is not probable based on projected cash flows that substantial doubt about our ability to continue as a going concern exists for the one-year period following the date that the financial statements for the three months ended March 31, 2022 were issued. The COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact the Company’s business will depend on future developments, including whether the number of cases continues to decrease, the potential emergence of new variants, and testing policies of governments, businesses and schools. While the Company experienced increased revenue levels in 2021 related to its COVID-19 testing business and attained net income in the first quarter of 2021, these results are not expected to be indicative of future results as the COVID-19 pandemic subsides.

We expect that we will need additional financing to execute on our current or future business strategies beyond the next twelve months. Until we can generate significant cash from operations, including assay revenues, we expect to continue to fund operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time until expiration in May 2023. The specific terms of additional future offerings, if any, under this shelf registration statement would be established at the time of such offerings. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

•	the impact of the COVID-19 pandemic on our business;
•	our ability to secure financing and the amount thereof;
•	the costs of operating and enhancing our laboratory facilities;
•	the costs of developing our anticipated internal sales and marketing capabilities;
•	the scope, progress and results of our research and development programs, including clinical utility studies;
•	the scope, progress, results, costs, timing and outcomes of the clinical utility studies for our diagnostic assays;
•	our ability to manage the costs for manufacturing our microfluidic channels;
•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
•	our ability to obtain adequate reimbursement from governmental and other third-party payers for our assays and services;
•	the costs of additional general and administrative personnel, including accounting and finance, legal and human resources, as a result of becoming a public company;
•	our ability to collect revenues; and
•	other risks discussed in this report.

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

Critical Accounting Policies and Significant Judgments and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our financial statements, please see the information listed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical

Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are not required to include the information contemplated by this Item 3 because we are a smaller reporting company.

Item 4. Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022, due to the material weaknesses in internal control over financial reporting described below, which have not yet been fully remediated.

Material Weakness in Internal Control Over Financial Reporting

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

Following the original issuance of our financial statements for the three and nine months ended September 30, 2021, included in our quarterly report on Form 10-Q, filed with the SEC on November 15, 2021, or the Original 9/30/21 Financial Statements, we discovered that we had failed to accrue for, and reflect in the Original 9/30/21 Financial Statements, certain expenses incurred during the third quarter of 2021 in the amount of approximately $1.1 million. This resulted in the restating of our financial statements as of for the nine months ended September 30, 2021 (the “Restatement”). We determined that our review control over the completeness and accuracy of our accounts payable did not operate effectively, resulting in a material error in the Original 9/30/21 Financial Statements.

Our management concluded that our internal control over financial reporting was not effective as of March 31, 2022, based on the material weaknesses described below which were discovered in connection with the Restatement and in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2021 and in connection with the preparation of our Quarterly Report on Form 10-Q as of and for the three month period ended March 31, 2022, which have not yet been remediated.

•	The operating effectiveness of our internal controls to timely identify and report all our outstanding invoices and potential unrecorded liabilities.
•	The operating effectiveness of our internal controls to determine certain estimates and the timely review of such estimates.
•

The operating effectiveness of the Company’s internal controls to review and approve certain revenue related manual journal entries, including the review of the completeness and accuracy of information used.

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

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are in the process of implementing certain remedial measures related to our material weaknesses, as described below under “Remediation of Material Weaknesses”.

Remediation of Material Weaknesses

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

We have implemented certain aspects of our remediation plan but will need to design and implement additional controls related to the review and approval of revenue-related manual journal entries.  Moreover, we do not believe that any of our remedial controls have been fully implemented or operated for a sufficient period of time or number of occurrences to allow for sufficient testing to determine the controls’ operating effectiveness.

The remediation actions are being monitored by the Audit Committee of our Board of Directors.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

RISK FACTOR SUMMARY

Below is a summary of the material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors”, and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our common stock.

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

•

Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business.  Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our products, limit their use or adoption, and otherwise negatively affect our operating results and business.

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained elsewhere in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 5, 2022.

Risks Relating to Our Financial Condition and Capital Requirements

We are a molecular oncology diagnostics company with a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability.*

We have historically incurred substantial net losses, including a net loss of approximately $2.8 million for the three months ended March 31, 2022. We are currently seeing reduced demand for our COVID-19 testing services and expect this trend to continue absent a negative and sustained turn in the course of the pandemic. Without high demand for our COVID-19 testing services, we will continue to incur net losses and negative cash flows from operations for the foreseeable future. At March 31, 2022, our accumulated deficit was approximately $269.1 million. Before 2008, we were pursuing a business plan relating to fetal genetic disorders and other fields, all of which were unrelated to cancer diagnostics. The portion of our accumulated deficit that relates to the period from inception through December 31, 2007, is approximately $66.5 million.

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

Risks Relating to Our Business and Strategy

If we are unable to increase sales of our current products, assays and services or successfully develop and commercialize other products, assays and services, our revenues will be insufficient for us to achieve profitability.*

Other than our COVID-19 testing revenue, we currently derive substantially all our revenues from sales of diagnostic assays. We began offering our assays through our Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified CAP accredited, and state-licensed laboratory in 2014. Additionally, the sale of our proprietary SCTs commenced in June 2018, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world. We are in varying stages of research and development for other products and diagnostic assays that we may offer. If we are unable to increase sales of our existing products and diagnostic assays or successfully develop and commercialize other products and diagnostic assays, we will not produce sufficient revenues to become profitable.

If we are unable to execute our sales and marketing strategy for our products and diagnostic assays and are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our business.*

We are an early-stage molecular oncology diagnostics company and have engaged in only limited sales and marketing activities for the diagnostic assays we currently offer through our CLIA-certified, CAP accredited, and state-licensed laboratory. Except for net income generated in the first quarter of 2021 as a result of our COVID-19 testing revenue, our revenue has been insufficient to fund operations.

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

If our sole laboratory facility becomes damaged or inoperable, or we are required to vacate the facility, our ability to sell and provide our products and diagnostic assays and pursue our research and development efforts may be jeopardized.*

Other than our COVID-19 testing revenue, we currently derive our revenues from our diagnostic assays conducted in our CLIA-certified, CAP accredited, and state-licensed laboratory. We do not have any clinical reference laboratory facilities other than our facility in San Diego, California. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquake, flooding and power outages, which may render it difficult or impossible for us to sell our products or perform our diagnostic assays for some period of time. The inability to sell our current or planned future products, or to perform our current assays and our planned future assays, or the backlog of assays that could develop if our facility is inoperable for even a short period of time, may result in the loss of customers or harm to our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our research and development work could be costly and time-consuming to repair or replace.

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

Our RT-PCR COVID-19 testing business revenues will likely decline.*

We launched our RT-PCR COVID-19 testing business during the second quarter of 2020. We have received more than 875,000 samples for processing through our RT-PCR technology at our laboratory to date. During the year ended December 31, 2021 and the three months ended March 31, 2022, we saw a significant increase in our net revenues due to our substantial COVID-19 testing volumes during those periods. As a result of increased vaccination and immunization levels, as well as decreased COVID-19 hospitalizations, reported cases and mandatory COVID-19 testing, we are currently seeing reduced demand for our COVID-19 testing services and expect this trend to continue absent a negative and sustained turn in the course of the pandemic. In addition, our RT-PCR COVID-19 testing is done pursuant to an Emergency Use Authorization which will be revoked when the public health emergency is no longer in effect, and we will no longer be able to offer the test under the EUA after such revocation.

If we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenues or achieve and sustain profitability.*

Our principal competition comes from established molecular diagnostic clinical testing services and products, used by medical oncologists, neuro-oncologists, surgical oncologists, radiation oncologists, pulmonologists, pathologists and other physicians, which are based on tumor tissue analysis. It may be difficult to change established clinical practices and behavior of medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians to get them to adopt the use of our blood-based CTC and ctDNA assays, in their practices in conjunction with or instead of molecular diagnostic tests from tissue biopsies.

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

There are several national and regional specialty diagnostic companies, such as Caris Life Sciences and CSI, which are focused on the oncology diagnostic market, who while not currently offering CTC or ctDNA assays are selling to oncologists and pathologists and could develop or offer ctDNA or CTC or assays. In addition, large laboratory services companies such as Quest and LabCorp which provide a broad array of cancer diagnostic assays and testing services could also offer CTC or ctDNA based clinical testing services. In June 2021, we announced a collaboration with Quest Diagnostics to provide laboratory testing services to Quest patients for our Target Selector NGS-based liquid biopsy targeted lung cancer panel. However, this collaboration does not prevent Quest from offering or providing testing services that are competitive with our panel.

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

We expect to continue to incur significant expenses to develop and market products and diagnostic assays, which could make it difficult for us to achieve and sustain profitability.*

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. For the year ended December 31, 2021, and the three months ended March 31, 2022, our research and development expenses were approximately $5.0 million and $1.9 million, respectively, and our sales and marketing expenses were approximately $8.3 million and $3.7 million, respectively. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current products, assays and services and our planned future products, assays and services, continue to establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we need to generate significant revenues to achieve sustained profitability.

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

Clinical utility studies are important in demonstrating to both customers and payers an assay’s clinical relevance and value. If we are unable to identify collaborators willing to work with us to conduct clinical utility studies, or the results of those studies do not demonstrate that an assay provides clinically meaningful information and value, commercial adoption of such assay may be slow, which would negatively impact our business.*

Clinical utility studies show when and how to use a clinical test or assay and describe the particular clinical situations or settings in which it can be applied and the expected results. Clinical utility studies also show the impact of the test or assay results on patient care and management. Clinical utility studies are typically performed with collaborating oncologists or other physicians at medical centers and hospitals, analogous to a clinical trial, and generally result in peer-reviewed publications. Sales and marketing representatives use these publications to demonstrate to customers how to use a clinical test or assay, as well as why they should use it. These publications are also used with payers to obtain coverage for a test or assay, helping to assure there is appropriate reimbursement.

We need to conduct additional studies for our assays, increase assay adoption in the marketplace and obtain coverage and adequate reimbursement. Should we not be able to perform these studies, or should their results not provide clinically meaningful data and value for medical oncologists, neuro-oncologists, surgical oncologists, radiation oncologists, pulmonologists, pathologists and other physicians, adoption of our assays could be impaired, and we may not be able to obtain coverage and adequate reimbursement for them.

The loss of key members of our executive management team could adversely affect our business.

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions. The collective efforts of each member of the executive team and others working with them as a team are critical to us as we continue to develop our technologies, products, services, assays and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. Our executive management team each have employment agreements, however, the existence of an employment agreement does not guarantee retention of members of our executive management team, and we may not be able to retain those individuals for the duration of or beyond the end of their respective terms. We do not maintain “key person” life insurance on any of our employees.

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

1.

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences, including, without limitation, regulatory investigations or actions, litigation, interruption to our operations, harm to our reputation, fines, penalties, liability, or a loss of revenues, customers or sales, or other adverse consequences.*

In the ordinary course of our business, we may process proprietary, confidential and sensitive information, personal data (including health information), intellectual property, trade secrets, and other sensitive business information owned or controlled by ourselves or other parties (collectively, sensitive information). In addition, we rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including without limitation, assay processing, sample tracking, quality control, customer service and support, encryption and authentication technology, employee email, billing and reimbursement, research and development activities and our general and administrative activities. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.

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

We and the third parties upon whom we rely are subject to a variety of evolving threats, including but are not limited to social engineering attacks, (including through phishing attacks)software bugs, malicious code (such as viruses and worms), denial-of-service attacks (such as credential stuffing), ransomware attacks, supply chain attacks, malware installation (including as a result of advanced persistent threat intrusions), server malfunction, ransomware attacks, supply-chain attacks, software or hardware failures, loss of data or other computer assets, adware, physical break-ins, fires, telecommunications or network failures, malicious human acts, natural disasters, or other similar issues. Ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of sensitive information (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Despite the security controls we have in place, such attacks are very difficult to avoid. The COVID-19 pandemic and our partially remote workforce poses increased risks to our information technology systems and data, as more of our employees work from utilizing network connections outside our premises.  Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the aforementioned threats and other similar attacks, disruptions or accidents could cause a security incident, which, in turn, could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our sensitive information, or disrupt our ability to provide our platform or our service providers’ ability to support our services or develop or deliver our products. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. We may expend significant resources, fundamentally change our business activities and practices (including our clinical trial activities and practices) or modify our operations in an effort to protect against security incidents and to mitigate, detect and address actual and potential vulnerabilities. Certain data privacy and security obligations may require us to implement and maintain specific, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Despite the precautionary measures we have taken to try to prevent a security incident, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our effects to identify and address vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

Regulatory Risks Relating to Our Business

Healthcare policy changes, including recently enacted legislation reforming the U.S. health care system, may have a material adverse effect on our financial condition, results of operations and cash flows.*

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, enacted in March 2010, made a number of substantial changes in the way health care is financed by both governmental and private insurers.

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

In April 2020, the CMS announced that it would increase the reimbursement for certain COVID-19 molecular tests making use of high-throughput technologies developed by the private sector that allow for increased testing capacity, faster results, and more effective means of combating the spread of the virus to $100 per test, effective April 14, 2020. However, beginning January 1, 2021, Medicare changed the base reimbursement rate for COVID-19 diagnostic tests run on high-throughput technologies to $75 per test with an additional payment of $25 per test if certain additional requirements are met. . Moreover, in March 2022, the HRSA informed providers that, after March 22, 2022, it would stop accepting claims for testing and treatment for uninsured individuals under the HRSA COVID-19 Uninsured Program and that claims submitted prior to that date would be subject to eligibility and availability of funds. For the three months ended March 31, 2022, revenue for testing of uninsured individuals under the HRSA COVID-19 Uninsured Program represented approximately 34% of our COVID-19 testing revenue. As of March 31, 2022, less than 28% of our net accounts receivable was associated with claims for reimbursement for COVID-19 testing of uninsured individuals. We are currently reviewing the full extent to which these reimbursement policies will impact laboratories and the patients we serve.

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

We expect to depend on Medicare and a limited number of private payers for a significant portion of our revenues and if these or other payers stop providing reimbursement or decrease the amount of reimbursement for our current assays and our planned future assays, our revenues could decline.*

Approximately 56% and 43% of total net revenues during the year ended December 31, 2021, and the three months ended March 31, 2022, respectively, were associated with Medicare and CARES Act reimbursement. Approximately 17% and 16% of total net revenues during the year ended December 31, 2021, and the three months ended March 31, 2022, respectively, were associated with Blue Cross Blue Shield reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare and Blue Cross Blue Shield covered portions of our current assays and our planned future assays would, without such contracted payer reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

Because of certain Medicare billing policies, we may not receive complete reimbursement for assays provided to Medicare patients. Medicare reimbursement revenues are an important component of our business model, and private payers sometimes look to Medicare determinations when making their own payment determinations; therefore, incomplete or inadequate reimbursement from Medicare would negatively affect our business.*

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our assays. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our assays. The previous MAC for California, Palmetto, which is contracted with CMS to administer the Molecular Diagnostic Services, or MolDx, program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our assays is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Although approximately 92% of all billable cases received during the year ended December 31, 2021 and the three months ended March 31, 2022 relate to our Target Selector biomarker assays, we continue to receive orders for traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. The CTC enumeration counts disease burden and is a prognostic assay, and although valuable, it does not meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target Selector assays.

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

We are or may become subject to stringent and changing U.S. and foreign laws, regulations, rules, standards, policies, contractual obligations and other obligations related to data privacy and security, including laws and regulations related to health information. Our failure or perceived failure to comply with such obligations could result in regulatory investigations or actions, enforcement or litigation, fines and penalties, a disruption of the development or delivery of our products and services, reputational harm, loss of revenue or profits, or other adverse effects.*

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (commonly known as processing) personal data and other sensitive information, including but not limited to proprietary and confidential business information, trade secrets, intellectual property, health information, data we collect about trial participants in connection with clinical trials, and other sensitive third-party information. Accordingly, we are, or may become, subject to numerous federal, state, local and foreign data privacy and security laws, regulations, guidance and industry standards, including laws that specifically regulate health information, as well as external and internal privacy and security policies, contracts and other obligations that apply to the processing of personal data by us and on our behalf.

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

As another example, the California Consumer Privacy Act of 2018, or CCPA, imposes several obligations on covered businesses, including requiring specific disclosures related to a business’s processing of personal data, new operational practices, and requirements to respond to certain requests from California residents related to their personal data. The CCPA provides for significant civil penalties as well as a private right of action for data breaches and statutory damages. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation).  Although there are limited exemptions for clinical trial data and some other health data under the CCPA, the CCPA and other similar laws may impact our business activities and increase our compliance costs. In addition, it is anticipated that the California Privacy Rights Act of 2020, or CPRA, effective January 1, 2023, will expand the CCPA. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal data, establish restrictions on the retention of personal data, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. In addition, other states have enacted or proposed data privacy laws, which could further complicate the legal landscape. For example, Virginia recently passed the Consumer Data Protection Act, Colorado recently passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act, all of which differ from the CPRA and become effective in 2023. Other data privacy and security laws have also been proposed at the federal, state, and local levels, and may be enacted. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Additionally, outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, governs the processing of personal data of European persons, and sets out extensive compliance requirements. The EU GDPR provides for fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Additionally, the United Kingdom has its own version of the GDPR, the UK GDPR, which largely mirrors the EU GDPR in UK national law. In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we may be legally or contractually bound to comply. Further, individuals and others (for example, consumer associations, regardless of whether a specific individual’s personal data rights have been infringed) may initiate litigation related to processing of their personal data.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. The more reliant our business is on the ability to effectuate cross-border data transfers, the more impact we may experience in light of any changes in the legal landscape. In addition to data privacy and security laws, we may be contractually subject to data privacy and security obligations, including industry standards adopted by industry groups and may become subject to new data privacy and security obligations in the future. For example, certain privacy laws, such as the CCPA, require our customers to impose specific contractual restrictions on their service providers.

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

2.

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

Future sales of our common stock or other securities, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.*

Sales of substantial amounts of our common stock or other securities, or the perception that these sales may occur, could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, in May 2020, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $100 million.

In May 2021, we entered into the Sales Agreement with the Sales Agent, under which we may issue and sell from time to time up to $25,000,000 of our common stock through or to the Sales Agent, as sales agent or principal. Any sale of shares of our common stock under the Sales Agreement will be made under our shelf registration statement on Form S-3. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. As of March 31, 2022, approximately $10.2 million of our common stock remained available for sale under the Sales Agreement. Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under this shelf registration statement may cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this shelf registration statement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.

We had outstanding 16,850,161 shares of common stock as of March 31, 2022, most of which are not subject to resale restrictions under Rule 144 of the Securities Act. In addition, as of March 31, 2022, we had outstanding preferred stock convertible into 46,136 shares of our common stock, options to purchase 3,203,514 shares of our common stock, 36 shares of common stock were issuable upon the settlement of outstanding restricted stock units, or RSUs, and 857,261 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options or upon the settlement of outstanding RSUs generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

In the future, we also may issue our securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then-outstanding shares of our common stock.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable.*

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. In connection with the restatement of our condensed financial statements as of, and for the three and nine months ended, September 30, 2021, we determined that we had a material weakness as of September 30, 2021, namely that our review control over the completeness and accuracy of our accounts payable did not operate effectively, resulting in a material error in the financial statements. Subsequently, in connection with the preparation and review of our Annual Report on Form 10-K for the year ended December 31, 2021, management determined that a deficiency existed related to the methods used to develop certain estimates and the timely review of such estimates. Additionally, in connection with the preparation and review of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, management determined that a material weakness existed related to our controls to review and approve certain revenue-related manual journal entries, including the review of the completeness and the accuracy of the information used.  A material weakness means a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We have implemented a plan to remediate the material weaknesses in our internal control over financial reporting, including steps to design and implement new controls and expand the review of any potential unrecorded liabilities. We will also need to design and implement new controls related to the review and approval of revenue-related manual journal entries. However, we cannot assure you that these efforts will remediate our material weaknesses in a timely manner, or at all, or that we will be able to maintain effective controls and procedures even if we remediate our material weaknesses. If we are unable to successfully remediate our material weaknesses, implement and maintain effective controls and procedures, or identify any future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and we may experience a loss of public confidence, which could have an adverse effect on our business, financial condition and the market price of our common stock.

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

4.5

Common Stock Purchase Warrant issued by the Registrant in favor of Ally Bridge LB Healthcare Master Fund Limited under the Common Stock and Warrant Purchase Agreement dated August 9, 2017 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 10, 2017).

4.6

Common Stock Purchase Warrant issued in favor of Dawson James Securities, Inc. under the Securities Purchase Agreement dated December 5, 2017 (incorporated by reference to Exhibit 4.18 of the Registrant’s Registration Statement on Form S-1 (File No. 333-221648), as amended, filed with the SEC on January 22, 2018).

4.7

Form of Warrant to Purchase Common Stock issued to the investors under the Securities Purchase Agreement, dated January 26, 2018 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 30, 2018).

4.8

Warrant Agency Agreement dated August 13, 2018 by and between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on August 13, 2018).

4.9

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
4.11

Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.24 of the Registrant’s Registration Statement on Form S-1 (File No. 333-228566), filed with the SEC on November 28, 2018).

4.12	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 18, 2019).

4.13	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 29, 2019).
4.14

Form of Common Stock Warrant (incorporated by reference to Exhibit 4.19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-234459), as amended, filed with the SEC on December 6, 2019).

4.15	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 11, 2019).
4.16	Form of Warrant Amendment (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 9, 2020).
4.17	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 9, 2020).
10.1+

Biocept, Inc. Amended and Restated 2013 Equity Incentive Plan, Form of Stock Option Grant Notice, Option Agreement, Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit agreement for use thereunder, as amended.

10.2+

Employment Agreement, dated December 27, 2021, by and between the Registrant and Darrell Taylor, as amended (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 5, 2022).

10.3+	Biocept, Inc. Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 5, 2022).
10.4+

Employment Offer Letter, dated February 15, 2022, by and between the Registrant and Samuel D. Riccitelli (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 16, 2022).

10.5+

Employment Offer Letter, dated February 15, 2022, by and between the Registrant and Antonino Morales (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 16, 2022).

10.6+

Separation Agreement, dated February 15, 2022, by and between the Registrant and Michael W. Nall (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 5, 2022).

10.7+

Separation Agreement, dated February 15, 2022, by and between the Registrant and Timothy Kennedy (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 5, 2022).

10.8+

Employment Offer Letter, dated March 4, 2022, by and between the Registrant and Philippe Marchand, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 8, 2022).

31.1	Certification of Samuel D. Riccitelli, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Antonino Morales, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Samuel D. Riccitelli, Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Antonino Morales, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.

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

BIOCEPT, INC.

Date: May 23, 2022	By:	/s/ Samuel D. Riccitelli
Samuel D. Riccitelli
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2022	By:	/s/ Antonino Morales
Antonino Morales
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)