Form 10-Q
period 2022-06-30
BIOCEPT INC
filed 2022-11-10
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of November 10, 2022, there were 17,058,770 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

June 30, 2022

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

Forward-looking statements may include, but are not limited to, statements about:

•	the performance of our products, assays and services;
•	the ability of our products, assays and services to become a key component of the standard of care for personalized cancer treatment;
•	our ability to generate revenue, grow our business and increase sales of our products, assays and services;
•	our ability to develop and commercialize new products, diagnostic assays, services and enhance our current products, assays and services and future products, assays, and services;
•	our plans to launch a series of cancer diagnostic assays for different predictive biomarkers;
•	our ability to effectively compete with other products, diagnostic assays, methods and services that now exist or may hereafter be developed;
•	our ability to expand our international business and commercialize our products and assays in other countries;
•	market adoption of our products and assays and our ability to successfully complete clinical utility studies;
•	the potential for CNSide to be included in NCCN guidelines;
•	our ability to obtain coverage and adequate reimbursement from governmental and other third-party payers for assays and services;
•	our expectations regarding our material cash requirements, contractual obligations and commitments and the use of our existing cash;
•

our ability to enter into and leverage agreements with commercialization partners for the sales, marketing and commercialization of our current products, assays and services, and our planned future products, assays and services;

•	our ability to satisfy any applicable United States and international regulatory requirements with respect to products, assays and services;
•	our ability to obtain or maintain patents or other appropriate protection for the intellectual property utilized in our current and planned products, assays and services;
•	potential effects of the COVID-19 pandemic on our business;
•	our estimates regarding the period of time for which our current capital resources will be sufficient to fund our continued operations;
•	our expectations and estimates regarding our future use of cash, expenses and costs and needs for additional financing; and
•	our ability to maintain a strong internal control environment and remediate internal control deficiencies.

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

Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made except as required by law. Readers should, however, review the factors and risks we describe in the reports we file from time to time with the SEC. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date the statement is made, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.
Condensed Balance Sheets
(In thousands, except share and per share data)

	December 31,	June 30,
	2021	2022
Assets		(unaudited)
Current assets:
Cash	$28,864	$22,928
Accounts receivable	13,786	17,376
Inventories, net	2,651	2,249
Prepaid expenses and other current assets	391	1,225
Total current assets	45,692	43,778
Fixed assets, net	2,401	2,699
Lease right-of-use assets - operating	9,026	8,758
Lease right-of-use assets - finance	2,842	2,411
Other non-current assets	456	496
Total assets	$60,417	$58,142

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,246	$4,830
Accrued liabilities	3,018	2,737
Current portion of lease liabilities - operating	426	469
Current portion of lease liabilities - finance	1,083	1,053
Supplier financing	-	524
Total current liabilities	11,773	9,613
Non-current portion of lease liabilities - operating	9,736	9,462
Non-current portion of lease liabilities - finance	1,428	957
Payor liability	-	5,654
Total liabilities	22,937	25,686
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 2,106 shares issued and outstanding at December 31, 2021 and June 30, 2022, respectively.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 16,849,805 shares and 16,922,868 shares issued and outstanding at December 31, 2021 and June 30, 2022, respectively.	2	2
Additional paid-in capital	303,829	306,825
Accumulated deficit	(266,351)	(274,371)
Total shareholders’ equity	37,480	32,456
Total liabilities and shareholders’ equity	$60,417	$58,142

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.
Condensed Statements of Operations
(In thousands, except shares and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2022	2021	2022
Net revenues	$12,047	$10,611	$29,803	$30,555
Costs and expenses:
Cost of revenues	7,462	8,023	16,468	18,358
Research and development expenses	1,137	1,729	2,179	3,579
General and administrative expenses	3,251	4,300	6,371	11,106
Sales and marketing expenses	1,945	1,656	3,868	5,316
Total costs and expenses	13,795	15,708	28,886	38,359
(Loss) income from operations	(1,748)	(5,097)	917	(7,804)
Other (expense):
Interest expense	(80)	(155)	(145)	(217)
Total other (expense):	(80)	(155)	(145)	(217)
(Loss) income before income taxes	(1,828)	(5,252)	772	(8,021)
Income tax expense	—	—	—	—
Net (loss) income and comprehensive (loss) income	(1,828)	(5,252)	772	(8,021)
Net (loss) income attributable to common shareholders	$(1,828)	$(5,252)	$772	$(8,021)
Weighted-average shares outstanding used in computing net (loss) income per share attributable to common shareholders:
Basic	13,462,329	16,906,314	13,431,340	16,876,841
Diluted	13,462,329	16,906,314	13,646,789	16,876,841
Net (loss) income per common share:
Basic	$(0.14)	$(0.31)	$0.06	$(0.48)
Diluted	$(0.14)	$(0.31)	$0.06	$(0.48)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.
Condensed Statements of Stockholder's Equity
(In thousands, except for shares)
(Unaudited)
	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2021	16,849,805	$2	2,106	$—	$303,829	$(266,351)	$37,480
Stock-based compensation expense	—	—	—	—	2,317	—	2,317
Shares issued upon conversion of preferred stock	356	—	(16)	—	—	—	—
Net loss	—	—	—	—	—	(2,768)	(2,768)
Balance at March 31, 2022	16,850,161	$2	2,090	$—	$306,146	$(269,119)	$37,029
Stock-based compensation expense	—	—	—	—	585	—	585
Shares issued for ATM transaction, net of issuance costs	72,707	—	—	—	94	—	94
Net loss	—	—	—	—	—	(5,252)	(5,252)
Balance at June 30, 2022	16,922,868	$2	2,090	$—	$306,825	$(274,371)	$32,456

	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2020	13,397,041	$1	2,111	$—	$287,218	$(263,527)	$23,692
Stock-based compensation expense	—	—	—	—	460	—	460
Shares issued upon exercise of common stock warrants	5,304	—	—	—	19	—	19
Shares issued upon conversion of preferred stock	23	—	—	—	—	—	—
Shares issued upon exercise of options	194	—	—	—	1	—	1
Net income	—	—	—	—	—	2,599	2,599
Balance at March 31, 2021	13,402,562	$1	2,111	$—	$287,698	$(260,928)	$26,771
Stock-based compensation expense	—	—	—	—	494	—	494
Shares issued for ATM transaction, net of issuance costs	908,044	—	—	—	3,914	—	3,914
Net loss	—	—	—	—	—	(1,828)	(1,828)
Balance at June 30, 2021	14,310,606	$1	2,111	$—	$292,106	$(262,756)	$29,351

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)
	For the Six Months Ended June 30,
	2021	2022
Cash Flows from Operating Activities
Net income (loss)	$772	$(8,021)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	711	810
Noncash operating lease expense	721	268
Stock-based compensation	954	2,902
Loss on disposal of fixed assets	5	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	1,549	(3,589)
Inventory	(1,087)	402
Prepaid expenses and other current assets	1,876	6
Other non-current assets	(13)	(41)
Accounts payable	(1,922)	(2,852)
Accrued liabilities	(755)	(281)
Operating lease liability	-	(230)
Payor liability	-	5,654
Net cash provided by (used in) operating activities	2,811	(4,972)
Cash Flows from Investing Activities:
Purchases of fixed assets	(832)	(315)
Net cash used in investing activities	(832)	(315)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	3,914	94
Proceeds from exercise of common stock warrants	18	—
Proceeds from exercise of stock options	1	—
Payments on finance leases	(624)	(501)
Payments on supplier financing	(205)	(242)
Net cash provided by (used in) financing activities	3,104	(649)
Net increase (decrease) in Cash	5,083	(5,936)
Cash at Beginning of Period	14,368	28,864
Cash at End of Period	19,451	22,928
Supplemental Disclosures of Cash Flow Information:
Interest	$145	$217

	For the Six Months Ended June 30,
Non-cash Investing and Financing Activities	2021	2022
Financed insurance premiums	$622	$672
Fixed assets purchased through financed lease obligations	$894	$-
Fixed assets within accounts payable	$88	$361

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

The Company operates a clinical laboratory that is CLIA-certified (under the Clinical Laboratory Improvement Amendment of 1988) and CAP-accredited (by the College of American Pathologists) and manufactures proprietary microfluidic channels for cell enrichment and extraction, as well as certain reagents that are used to perform the Company’s diagnostic assays in a facility located in San Diego, California. CLIA certification and CAP accreditation are required before any clinical laboratory may perform testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, treatment of disease, or assessment of health. The assays the Company offers are classified as laboratory developed tests (LDTs) under the CLIA regulations.

In July 2013, the Company effected a reincorporation to Delaware by merging itself with and into Biocept, Inc., a Delaware corporation, which had been formed to be and was a wholly owned subsidiary of the Company since July 23, 2013.

In January 2020, the Company adapted and validated its proprietary blood-based liquid biopsy technology for commercial and clinical research use in CSF to identify tumor cells that have metastasized to the central nervous system, or CNS, in patients with advanced lung cancer or breast cancer. CNSide has been designed to improve the clinical management of patients with suspected metastatic cancer involving the CNS by enabling the quantitative analysis and molecular characterization of tumor cells and cell-free tumor DNA and RNA in the CSF.  Since then, we have worked extensively with leading neuro-oncologists and other cancer experts to further define and characterize the use of this unique assay.

In June 2020, we launched a COVID-19 diagnostic (assay manufactured by Thermo-Fisher) which broadened our assay menu to meet the community testing needs due to the emergence of COVID-19.

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

Reclassification

The Company reclassified the change in inventory reserve for the six months ended June 30, 2021 of approximately $60,000 within the condensed statement of cash flows to conform to the current year presentation. The change in inventory reserve is now included in the increase (decrease) in cash resulting from changes in inventory within the cash flows from operating activities. This reclassification had no effect on previously reported cash flows from operating activities in the unaudited condensed statement of cash flows.

Significant Accounting Policies

During the three and six months ended June 30, 2022, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Transaction Price

The transaction price is the amount of consideration that the Company expects to collect in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties, such as sales taxes. The consideration expected from a contract with a customer may include fixed amounts, variable amounts, or both. The Company’s gross commercial revenues billed, and corresponding gross accounts receivable, subject to price concessions to arrive at reported net revenues, which relate to differences between amounts billed and corresponding amounts estimated to be subsequently collected and is deemed to be variable although the variability is not explicitly stated in any contract. Rather, the variability is due to several factors, such as the payment history or lack thereof for third-party payers, reimbursement rate changes for contracted and non-contracted payers, any patient co-payments, deductibles or compliance incentives, the existence of secondary payers and claim denials. The Company estimates the amount of variable consideration using the most likely amount approach to estimating variable consideration for third-party payers, including direct patient bills, whereby the estimated reimbursement for services is established by payment histories on CPT codes for each payer, or similar payer types. When no payment history is available, the value of the account is estimated at Medicare rates, with additional other payer-specific reserves taken as appropriate. Collection periods for billings on commercial revenues range from less than 30 days to several months, depending on the contracted or non-contracted nature of the payer, among other variables. The estimates of amounts that will ultimately be realized from commercial diagnostic services for non-contracted payers require significant judgment by management.

The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of implicit price concessions and are included in the period in which such revisions are made. The Company monitors its estimates of transaction price to depict conditions that exist at each reporting date. If the Company subsequently determines that it will collect more consideration than it originally estimated for a contract with a customer, it will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if the Company subsequently determines that the amount it expects to collect from a customer is less than it originally estimated, it will generally account for the change as a decrease in the estimate of the transaction price as a decrease to revenue. Further, although the Company believes that its estimate for implicit price concessions is appropriate, it is possible that the Company will experience an impact on cash collections as a result of the impact of the COVID-19 pandemic.

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

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the three and six months ended June 30, 2022, disaggregated by source and nature, are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2022	2021	2022
Net revenues from non-contracted payers	$5,059	$9,085	$16,400	$21,729
Net revenues from contracted payers*	6,920	1,434	13,234	8,697
Net commercial revenues	11,979	10,519	29,634	30,426
Development services revenues	33	92	73	129
Kits and Specimen Collection Tubes (SCTs)	35	—	96	—
Total net revenues	$12,047	$10,611	$29,803	$30,555

*Includes Medicare, Medicare Advantage and CARES Act as reimbursement amounts are fixed.

Revenues for the three and six months ended June 30, 2022 included $10.6 million and $30.6 million, respectively, in commercial test revenues, including $9.8 million and $28.4 million of revenues attributable to RT-PCR COVID-19 testing. At June 30, 2022, unbilled accounts receivable totaled approximately $3.8 million.

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

The Company's third-party payers that represent more than 10% of total net revenues in any period presented during the three and six months ended June 30, 2021 and 2022 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2022	2021	2022
Medicare and Medicare Advantage/CARES Act	57%	12%	44%	32%
Blue Cross Blue Shield	25%	17%	28%	16%
Kaiser Permanente	0%	23%	0%	17%

The Company's third-party payers that represent more than 10% of total accounts receivable at December 31, 2021 and June 30, 2022 were as follows:

	December 31,	June 30,
	2021	2022
Medicare and Medicare Advantage/CARES Act	31%	8%
Blue Cross Blue Shield	19%	12%

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses, which requires the measurement of expected credit losses for financial instruments carried at amortized cost, such as accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting period. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments- Credit Losses, which included an amendment of the effective date. The standard is effective for the Company for annual reporting periods beginning after December 15, 2022. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs, to enhance the transparency of supplier finance programs. The main objective of this standard requires a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The standard is effective for the Company for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the expected impact the adoption of this standard will have on its financial statements.

2. Liquidity

As of June 30, 2022, cash totaled $22.9 million and the Company had an accumulated deficit of $274.4 million. For the six months ended June 30, 2022, the Company incurred a net loss of  $8.0 million.

The Company has historically funded its operations primarily through sales of its equity securities. For the year ended December 31, 2021, revenue from the Company’s COVID-19 testing business provided an increased level of cash flow. During the quarter ended June 30, 2022, net revenues were approximately $10.6 million compared with approximately $12.0 million for the same period in the prior year.

During 2021 and the three and six months ended June 30, 2022, the Company incurred operating losses. The Company had net cash provided by operations for the year ended December 31, 2021, and net cash used to fund operations for the three and six months ended June 30, 2022. The Company does not anticipate it will be profitable until it has commercial expansion of its proprietary clinical diagnostic laboratory assays designed to identify rare tumor cells from cerebrospinal fluid, trademarked as CNSide. Accordingly, management performed the review required for going concern accounting and does not believe the Company presently has sufficient liquidity to continue to operate for the next twelve months after the filing of this Quarterly report on Form 10-Q. Management intends to continue its efforts to contain costs and to raise additional capital until it ultimately generates sufficient cash to support operations from commercial sales.

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

On May 12, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Sales Agent”), under which the Company may issue and sell from time to time up to $25,000,000 of its common stock through or to the Sales Agent, as sales agent or principal. The issuance and sale of these shares under the Sales Agreement, if any, is subject to the continued effectiveness of the Company’s shelf registration statement on Form S-3, filed with the SEC on April 24, 2020. Our shelf registration statement on Form S-3 will be unavailable upon our filing of our Annual Report on Form 10-K for the year ending December 31, 2022 and we will not be able to file a new Form S-3 until, at the earliest, September 1, 2023. Sales of the Company’s common stock, under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Each time the Company wishes to issue and sell common stock under the Sales Agreement, it notifies the Sales Agent of the number of shares to be issued, the dates on which such sales are anticipated to be made and any minimum price below which sales may not be made. Once the Company has so instructed the Sales Agent, unless the Sales Agent declines to accept the terms of the notice, the Sales Agent has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell such shares up to the amount specified on such terms.

The obligations of the Sales Agent under the Sales Agreement to sell the Company’s common stock are subject to a number of conditions that the Company must meet. The offering of common stock pursuant to the Sales Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the Sales Agreement and (2) termination of the Sales Agreement as permitted therein. The Sales Agreement may be terminated by either party at any time upon ten days’ prior notice. The Sales Agent is entitled to compensation from the Company at a fixed commission rate equal to 3.0% of the gross sales price per share of any common stock sold under the Sales Agreement.

During 2021, the Company received net proceeds of $14.1 million from the sale of our common stock and issued 3,428,680 shares of our common stock at a weighted average purchase price of $4.31 pursuant to the Sales Agreement. During the three and six months ended June 30, 2022, we received net proceeds of approximately $94,000 from the sale of our common stock and issued 72,707 shares of our common stock at a weighted average purchase price of $1.74 pursuant to the Sales Agreement. As of June 30, 2022, $10.1 million of our common stock remained available for sale under the Sales Agreement.

4. Balance Sheet Details

The following provides certain balance sheet details (in thousands):

	December 31,	June 30,
	2021	2022
		(unaudited)
Inventories
Raw materials	$2,303	$2,021
Subassemblies	294	182
Finished goods	54	46
Total inventories	$2,651	$2,249
Fixed Assets
Machinery and equipment	$3,063	$3,120
Furniture and office equipment	161	161
Computer equipment and software	2,931	3,436
Leasehold improvements	634	641
Construction in process	245	301
	$7,034	$7,659
Less: accumulated depreciation and amortization	(4,633)	(4,960)
Total fixed assets, net	$2,401	$2,699
Accrued Liabilities
Accrued payroll	725	1,044
Accrued vacation	961	786
Accrued bonuses	178	460
Accrued sales commissions	600	64
Accrued other	554	383
Total accrued liabilities	$3,018	$2,737

5. Payor Liability

In March 2022, the U.S. Health Resources and Services Administration, or HRSA, informed providers that, after March 22, 2022, it would stop accepting claims for testing and treatment for uninsured individuals under the HRSA COVID-19 Uninsured Program and that claims submitted prior to that date would be subject to eligibility and availability of funds.  HRSA’s procedure for recouping credits due from service providers had been to net these amounts against reimbursements for services provided. Given that no further payments are expected from HRSA, there is no longer a mechanism for recoupments.  The Company has therefore recorded a liability for outstanding HRSA credits which were previously netted against account receivable.

6. Leases

Finance Leases

The Company leases certain laboratory equipment under arrangements previously accounted for as capital leases, classified on the Company’s balance sheet as fixed assets and related lease liabilities, and depreciated on a straight-line basis over the lease term. The equipment under finance leases is depreciated on a straight-line basis over periods ranging from approximately 5 to 7 years. The total gross value of equipment capitalized under such lease arrangements was approximately $6.0 million at December 31, 2021 and June 30, 2022, respectively. Total accumulated depreciation related to equipment under finance leases was approximately $3.2 million and $3.6 million at December 31, 2021 and June 30, 2022, respectively. Total depreciation expense related to equipment under finance leases during the three months ended June 30, 2021 and 2022 was approximately $209,000 and $214,000, respectively, and was approximately $381,000 and $440,000 during the six months ended June 30, 2021 and 2022, respectively.

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

On June 16, 2022, the Company entered into a finance lease for a capital amount of $107,000. Under the terms of the financing agreement, which were accounted for as a finance lease transaction, the principal balance plus interest for the equipment are to be paid in 60 monthly installments of approximately $2,000 totaling approximately $111,000 through August 2027. The commencement date per the agreement is September 1, 2022, as such there is no financial statement impact for the three or six-months ended June 30, 2022.

Operating Lease

On June 1, 2020, the Company entered into a lease for a 39,000 square foot headquarters, manufacturing and laboratory facility at 9955 Mesa Rim Road in San Diego, California. The lease commenced on December 1, 2020 and is for a term of 127 months from the commencement date. The lease included a rent abatement period of seven months, from January 2021 through July of 2021, during which period the Company is exempted from paying the amount of base rent of $111,000. In addition, the lease stipulated an additional two months of lease abatement period in the event that the property is sold within the first six months of the initial lease period. In March 2021, the Company was notified that the original landlord has sold the building, hence the Company was eligible for an additional two months of rent abatement period. In addition, the landlord agreed to pay for certain preapproved leasehold improvement costs through a one-time leasehold improvement allowance of approximately $1.6 million. The amount of additional leasehold improvement allowance of approximately $1.6 million is to be paid back to the landlord during the term of the lease by the Company, amortized at an agreed upon annual rate of 7% as an additional rent payment of approximately $18,000 per month. The average monthly cash payment including payment for the additional leasehold improvement allowance for the lease is approximately $140,000 per month with initial monthly lease payments of $128,000 per month. The Company recorded a lease right-of-use asset and lease liability of $9.8 million and $9.8 million, respectively, as of December 31, 2020, based on the present value of payments and an incremental borrowing rate of 12%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings. The Company recorded $1.6 million in other current assets related to reimbursable leasehold improvement costs incurred as of December 31, 2020. The landlord reimbursed the Company $1.8 million during the year ended December 31, 2021.

The following schedule represents the components of lease expense for the three and six months ended June 30, 2021 and 2022 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2022	2021	2022
Lease cost
Finance lease cost
Amortization of right-of-use assets	$209	$214	$382	$440
Interest on lease liabilities	75	58	140	106
Operating lease cost	414	414	829	829
Total	$698	$686	$1,351	$1,375

The following schedule represents maturities of operating and finance lease liabilities as of June 30, 2022 (in thousands):
	Finance	Operating
	Minimum	Minimum
	Lease	Lease
	Payments	Payments
2022 (Remaining 6 months)	$536	$795
2023	964	1,629
2024	535	1,672
2025	182	1,715
2026	19	1,762
Thereafter	-	8,518
Total payments	2,236	16,091
Less amount representing interest	(226)	(6,160)
Present value of payments	$2,010	$9,931

The following schedule sets forth supplemental cash flow information related to operating and finance leases as of June 30, 2021 and June 30, 2022 (in thousands):

	For the Six Months Ended June 30,
	2021	2022
Other information
Operating cash flows from finance leases	$140	$106
Operating cash flows from operating leases	$106	$791
Financing cash flows from finance leases	$624	$501

The aggregate weighted average remaining lease term was 2.34 years on finance leases and 9.0 years on operating leases as of June 30, 2022. The aggregate weighted average discount rate was 9.42% on finance leases and 12.0% on operating leases as of June 30, 2022.

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

At the Company’s annual meeting of stockholders held on July 16, 2021, the Company’s stockholders approved amendments to the 2013 Plan, which included an increase in the number of non-inducement shares of common stock authorized for issuance under the 2013 Plan by 1,300,000 shares. On February 14, 2022 and March 22, 2022, the board of directors approved an increase of 1,000,000 and 500,000 shares, respectively, in the inducement shares of common stock authorized for issuance under the 2013 Plan.

Stock Options

A summary of stock option activity for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2021	2,413,194	$7.04	9.06
Granted	1,159,250	$2.35
Cancelled/forfeited/expired	(1,097,795)	$7.28
Outstanding at June 30, 2022	2,474,649	$4.74	9.03
Vested and unvested expected to vest, June 30, 2022	2,449,519	$4.75	9.03

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest at December 31, 2021 and June 30, 2022 were each $610 and $0, respectively.

The assumptions used in the Black-Scholes pricing model for stock options granted during the six months ended June 30, 2022 were as follows:

2022
Stock and exercise prices	$2.32 - $2.39
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	1.76% - 2.41%
Expected life (in years)	5.55 - 6.03
Expected volatility	161% - 163%

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statements of operations and comprehensive loss during the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2022	2021	2022
Stock Options
Cost of revenues	$113	$184	$207	$392
Research and development expenses	50	49	94	215
General and administrative expenses	261	245	522	2,047
Sales and marketing expenses	70	107	131	248
Total expenses related to stock options	$494	$585	$954	$2,902

As of June 30, 2022, total unrecognized share-based compensation expense related to unvested stock options, adjusted for estimated forfeitures, was $5.3 million and is expected to be recognized over a weighted-average period of approximately 2.81 years.

8. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity for the six months ended June 30, 2022 is as follows:

Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2021	857,261	$31.73	2.2
Issued	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Outstanding at June 30, 2022	857,261	$31.73	1.7

All warrants outstanding at December 31, 2021 and June 30, 2022 are exercisable. The outstanding warrants have expiration dates ranging from August 2022 to July 2025.

The intrinsic value of equity-classified common stock warrants outstanding at December 31, 2021 and June 30, 2022 was $16,000 and $0, respectively.

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

For the six months ended June 30, 2022, there is a net loss attributable to common shareholders, the outstanding warrants and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the Six Months Ended June 30,
	2021	2022
Common warrants outstanding	987,986	857,261
RSUs outstanding	36	-
Convertible preferred stock outstanding (number of common stock equivalents)	46,651	46,451
Common options outstanding	1,324,675	2,474,649
Total anti-dilutive common share equivalents	2,359,348	3,378,361

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

The Company was in mediation with former employees regarding disputed claims for certain sales commissions.  Although the Company was not in agreement with their interpretations or claims, the Company entered into settlement negotiations related to the disputed commissions. The matter was resolved in June 2022 for approximately $1.7 million and was recorded within sales and marketing expense.

11. Related Party Transactions

A former member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received payments totaling approximately $36,000 and $49,000 during the years ended December 31, 2020 and 2021, respectively, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement. On December 11, 2019, the Company entered into a First Amendment to Assignment and Exclusive Cross-License Agreement with Aegea pursuant to which the Company obtained a royalty bearing license for a certain patent. On May 22, 2022, the Company entered into a Second Amendment to Assignment and Exclusive Cross-License Agreement with Aegea pursuant to which the Company obtained a royalty-free license for a certain patent and Aegea obtained certain patents. The Company agreed to pay Aegea, effective January 1, 2019, a royalty of 10% on the Company’s sale of research use only, or RUO, and import research use only reagents and kits in the field of oncology, where the sample types are tissue, whole blood, bone marrow, cerebrospinal fluid or derivatives of any of the foregoing. As of December 31, 2021 and June 30, 2022, no royalties have been accrued by the Company for royalty expenses related to this arrangement.

12. Subsequent Events

On August 31, 2022, the Company granted inducement stock options to purchase an aggregate of 89,550 shares of its common stock to 12 new employees. The inducement stock options have a grant date of August 31, 2022, and were granted as inducements material to the new employees entering into employment with Biocept in accordance with Nasdaq List Rule 5635(c)(4). The inducement stock options have an exercise price of $1.03 per share, the closing price of the Company’s common stock on August 31, 2022, are non-qualified stock options, have a ten-year term and vest over four years, with 25% of the shares vesting on the one-year anniversary of the vesting commencement date and the remaining 75% of the shares vesting in equal monthly installments over the 36 months, subject to the new employees’ continued service with the Company through the applicable vesting dates.

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

Regarding the second clinical question, “Is there target?” our CNSide assay provides a vehicle for several different diagnostic assay profiles which combined with our molecular test menu and next generation sequencing (NGS) services can identify tumor cell biomarkers that are intended to help physicians make decisions related to the evolution or course of metastatic tumor that may inform treatment decisions. Cancer cells typically acquire genetic alterations which differ from that of normal cells. Metastatic cancers often acquire additional genetic alterations which distinguish them from the primary tumor site. This marked genetic variation between areas of tumor growth is termed “genetic heterogeneity,” and findings related to this were featured in our SABCS presentation in December 2021 illustrating the value of CNSide in identifying “genetic heterogeneity” of a targetable biomarker called HER2.

Finally, regarding the third clinical question, “Is there trend?” over the past year we have gained considerable experience with cases that have been sampled multiple times over the course of a patient’s treatment. The association of quantitative CSF tumor cell counts with response to treatment has been noted in both lung and breast cancer, as well as other tumors examined. In August 2021, at the SNO Brain Metastases meeting, we presented data obtained from a single institution experience showing how serial monitoring of CSFTCs by CNSide was used to determine the response to treatment in patients with Non-Small Cell Lung Cancer having LM. In addition, in November 2021 at SNO, we presented the early findings of several patients with breast cancer having LM which had been followed with multiple CSF samples drawn at different time points on each patient. The downward progression of tumor cell counts has been noted by several treating physicians to correlate with response to treatment and resolution of symptoms. Serial monitoring of genetic alterations present in CSF tumor cells may create opportunities to change the therapy of certain patients throughout treatment. These observations presented in abstracts and poster presentations in 2021 have informed our clinical study strategy which is the basis for our 2022 efforts to further explore these observations in a prospective clinical trial.

Our first CNSide multi-center prospective clinical trial, named FORESEE (NCT05414123) is now enrolling patients at one site in Los Angeles, CA. The trial’s primary outcome measure will assess the impact of CNSide on treatment decisions, a step that we anticipate will open-up the possibility for CNSide to be included in the NCCN guidelines as a tool for diagnosis characterization and monitoring of Leptomeningeal Disease. With the help of a leading oncology Clinical Research Organization, we have established the infrastructure for the trial and are now in the process of opening other clinical sites (in additional U.S. cities) where patients with Breast or Non-Small Cell Lung Cancer who have suspicious or confirmed Leptomeningeal Metastases (LM) will be enrolled. We anticipate enrolling the first patient in the study in the fourth quarter of 2022.

Following the full commercial launch of CNSide, we submitted an initial application for Breakthrough Device Designation to the FDA in the second quarter of 2021. That initial submission was denied, and we do not intend to pursue this designation further.

COVID-19 Pandemic Response Summary

In June 2020, to respond to a national public health emergency precipitated by the COVID-19 pandemic, we introduced molecular testing for SARS-CoV2, the virus responsible for COVID-19, using a United States Food and Drug Administration, or FDA, Emergency Use Authorization, or EUA, based “RT-PCR” method developed by Thermo-Fisher.

Since launch of our COVID-19 testing program, we have performed more than 1,000,000 assays for customers. We have primarily marketed our COVID-19 testing services to skilled nursing facilities in the western United States and to certain community colleges within California.

Our COVID-19 testing services were responsible for most of our revenues during the quarters ended June 30, 2021 and 2022 making up 99% and 93%, respectively. However, as a result of increased vaccination and immunization levels, as well as decreased COVID-19 hospitalizations, reported cases and mandatory COVID-19 testing, we are currently seeing reduced demand for our COVID-19 testing services and expect this trend to continue. We do not anticipate COVID-19 testing revenue beyond December 2022, absent a sustained, negative turn in the course of the pandemic.

In March 2022, the U.S. Health Resources and Services Administration, or HRSA, informed providers that, after March 22, 2022, it would stop accepting claims for testing and treatment for uninsured individuals under the HRSA COVID-19 Uninsured Program and that claims submitted prior to that date would be subject to eligibility and availability of funds. As of June 30, 2022, less than 10% of our net accounts receivable was associated with claims for reimbursement for COVID-19 testing of uninsured individuals. Although we believe that our estimates for implicit price concessions are appropriate, actual results could differ from those estimates. For further details on revenue and receivables, see Note 1 to the unaudited condensed financial statements.

Additional Oncology Testing Services

In addition to CNSide, our current blood-based testing includes our Target SelectorTM technologies which enable detection of specific gene mutations, such as EGFR, KRAS or BRAF, in ctDNA from blood and CSF samples.  Recently, after a thorough business review, we have decided to discontinue certain unprofitable blood-based molecular testing services including certain Target Selector offerings.  We anticipate this action and the consequent staff reductions will help to reduce our future operating expenses. We also offer, and received MolDx reimbursement approval for, certain specific protein and gene alterations, such as HER2 amplification, in CTCs isolated from blood and CSF. We continue to offer these HER2 based tests as they are an important aspect of our CNSide offering.  We will also continue to provide certain other blood-based testing services for biopharma partners and to support investigator-initiated studies involving CNSide. We believe our multi-modality combination of a proprietary cell capture and analysis method in combination with an extensive menu of molecular testing modalities that includes immunocytochemistry (ICC), florescent in situ hybridization (FISH), PCR testing and NGS testing provides us with the necessary tools to service a broad range of diagnostic applications in patients with neurological metastatic cancers.  We continue to seek other diagnostic modalities that may benefit the neuro-oncology patients and their caregivers

In January 2019, we began offering research use only, or RUO, liquid biopsy kits containing our patented and proprietary ctDNA Target Selector molecular (PCR-based) testing for certain specific cancer genes to laboratories and researchers worldwide. In March 2020, we released an update for our RUO EGFR Target Selector Kit which expanded the sample types validated to include both ctDNA in peripheral blood and formalin-fixed paraffin-embedded, or FFPE. In March 2020, we also released a RUO BRAF Target Selector assay kit validated for both ctDNA and FFPE. Recently, after a thorough business review, we have decided to discontinue this unprofitable service line in order to focus resources on CNSide clinical evidence development.

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

We plan to grow our business by directly offering our CNSide and Target Selector liquid biopsy CSFTC and molecular assays to neuro-oncologists, oncologists and other physicians or heath care providers who treat patients with cancer. Based on our product development data, as well as discussions with our key collaborators, we believe that our planned future assays, particularly those related to CSF, should provide important information and clinical value to physicians.

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

Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan depends on our ability to continue to develop and commercialize products and assays through our CLIA-certified, CAP-accredited, and state-licensed laboratory. We have commercialized our CNSide and Target Selector assays for breast cancer, non-small cell lung cancer, or NSCLC, gastric cancer, colorectal cancer, prostate cancer, pancreaticobiliary cancer, and ovarian cancer.  Our sales strategy is to engage medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians in the United States at private and group practices, hospitals and cancer centers. We also plan to continue to evaluate potential opportunities for the commercialization of our products and assays in other countries. Additionally, sales of our proprietary SCTs which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world, commenced during 2018. In addition to testing for physicians and their patients, we offer clinical trials testing and research services to help increase the efficiency and economic viability of clinical trials for pharmaceutical and biopharmaceutical companies and clinical research organizations both within and outside of the United States. We are currently exploring the possibility of introducing ctDNA technology outside the United States as part of IVD test kits and/or testing systems utilizing our Target Selector technologies. We plan to continue to cooperate with partners on accessing markets internationally either through partnerships with local groups and distributors or through the development of IVDs and/or test systems, including instrumentation. We also have a research and development program focused on technology enhancements, novel platform development, and evaluating clinical applications for our cancer diagnostic tests in different cancer types and clinical settings.

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

Revenues

The Company's commercial revenues are generated from diagnostic services provided to patient’s physicians and billed to third-party insurance payers such as managed care organizations, Medicare and Medicaid and patients for any deductibles, coinsurance or copayments that may be due. The Company recognizes revenue in accordance with Accounting Standards Codification (Topic 606), Revenue from Contracts with Customers, or ASC 606, which requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

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

Our gross commercial revenues billed are subject to estimated deductions for such contractual discounts, payer-specific allowances and other reserves to arrive at reported net revenues, which relate to differences between amounts billed and corresponding amounts estimated to be subsequently collected. These third-party payer discounts and sales allowances are estimated based on a number of assumptions and factors, including historical payment trends, seasonality associated with the annual reset of patient deductible limits on January 1 of each year, and current and estimated future payments. The estimates of amounts that will ultimately be realized from commercial diagnostic services require significant judgment by us. Patients do not enter into direct agreements with us that commit them to pay any portion of the cost of the tests in the event that they have not met their annual deductible limit under their insurance policy, if any, or if their insurance otherwise declines to reimburse us. Adjustments to the estimated payment amounts are recorded at the time of final collection and settlement of each transaction as an adjustment to net revenue.

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

Sales and Marketing Expenses. Our sales and marketing expenses consist principally of personnel and related overhead costs for our sales team and their support personnel, travel and entertainment expenses, and other selling costs including sales collaterals and trade shows. We expect that as our revenues grow, our sales and marketing expenses will increase proportionately.

General and Administrative Expenses. General and administrative expenses consist principally of personnel-related expenses, professional fees, such as legal, accounting and business consultants, insurance costs, and other general expenses. We expect that our general and administrative expenses will remain relatively flat for the foreseeable future. We further expect that general and administrative expenses will increase due to increased information technology, legal, insurance, accounting and financial reporting expenses associated with expanded commercial activities.

Results of Operations

Three months ended June 30, 2021 and 2022

The following table sets forth certain information concerning our results of operations for the periods shown (dollars in thousands):

	For the Three Months Ended June 30,		Change
	2021	2022	$	%

Net revenues	$12,047	$10,611	$(1,436)	(12%)
Cost of revenues	7,462	8,023	561	8%
Research and development expenses	1,137	1,729	592	52%
General and administrative expenses	3,251	4,300	1,049	32%
Sales and marketing expenses	1,945	1,656	(289)	(15%)
Loss from operations	(1,748)	(5,097)	(3,349)	192%
Interest expense	(80)	(155)	(75)	94%
Loss before income taxes	(1,828)	(5,252)	(3,424)	187%
Income tax expense	—	—	—	—
Net loss	$(1,828)	$(5,252)	$(3,424)	187%

Net Revenues

Net revenues for the second quarter of 2022 consisted of commercial test revenue of $10.6 million, which included $9.8 million in RT-PCR COVID-19 test revenue. Excluding a $1.1 million increase in reserves for aged accounts receivables in the second quarter of 2021 that reduced net revenues, revenues were $13.1 million and included $12.0 million in RT-PCR COVID-19 test revenue.

The net estimated revenue per commercial accession delivered during the three months ended June 30, 2022 was $135, based on 77,779 commercial accessions delivered, while during the three months ended June 30, 2021 it was $115, based on 104,061 commercial accessions delivered. The increase in net revenue per commercial accessions delivered was primarily due to higher payor reimbursement rates based on the payor-mix.

The following table sets forth certain information regarding commercial accessions received during the three months ended June 30, 2021 and 2022:

	For the Three Months Ended June 30,		Change
	2021	2022	# / $	%
# Commercial accessions delivered	104,061	77,779	(26,282)	(25%)
$ Value estimated per commercial accession delivered	$115	$135	$20	17%

Overall development revenues increased slightly compared with the same period in the prior year due to an increase in volume by Quest Diagnostics which resulted in our overall net revenue per accession to decrease as their rates were lower than the average. The following table sets forth certain information regarding development cases delivered during the three months ended June 30, 2021 and 2022:

	For the Three Months Ended June 30,		Change
	2021	2022	# / $	%
# Development services cases delivered	140	112	(28)	(20%)
$ Value estimated per development accession delivered	$239	$299	$60	25%

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $8.0 million for the three months ended June 30, 2022, compared with approximately $7.5 million for the same period in 2021. The increase is primarily attributable to an increase in direct labor costs of $1.0 million in off-site staffing resources related to or RT-PCR COVID-19 testing business, offset by a decrease in direct materials of $0.4 million based on timing of purchases. Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, shipping, and other direct costs, as well as equipment depreciation and software amortization expenses. Our cost of revenues as a percentage of net revenues was 62% and 76% for the three months ended June 30, 2021 and 2022, respectively.

Research and Development Expenses. Research and development expenses were approximately $1.7 million for the three months ended June 30, 2022, compared with approximately $1.1 million for the same period in 2021. The increase is primarily attributable to an increase of $0.2 million in lab materials and supplies and $0.2 million in outside service for our FORESEE clinical trial. Research and development expenses are comprised of, but not limited to, personnel costs, material, shipping and other direct costs, computer and laboratory equipment maintenance and facility related costs.

General and Administrative Expenses. General and administrative expenses were approximately $4.3 million for the three months ended June 30, 2022, compared with approximately $3.3 million during the same period in 2021. General and administrative expenses are comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses. The increase is predominately due to an increase of $0.4 million in legal fees associated with the sales commission settlement and $0.2 million in audit and accounting related fees.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1.7 million for the three months ended June 30, 2022, compared with approximately $1.9 million for the same period in 2021. Sales and marketing expenses are comprised of, but not limited to, personnel costs, which include commissions, trade show and other marketing related expenses, as well as office and other costs. Sales and marketing expenses decreased primarily due to a reduction in commissions expense.

Interest Expenses. Interest expenses were approximately $155,000 for the three months ended June 30, 2022, compared with approximately $80,000 for the same period in 2021. The increase is primarily attributable to the interest portion of the sales commission settlement.

Results of Operations

Six months ended June 30, 2021 and 2022

The following table sets forth certain information concerning our results of operations for the periods shown (dollars in thousands):

	For the Six Months Ended June 30,		Change
	2021	2022	$	%

Net revenues	$29,803	$30,555	$752	3%
Cost of revenues	16,468	18,358	1,890	11%
Research and development expenses	2,179	3,579	1,400	64%
General and administrative expenses	6,371	11,106	4,735	74%
Sales and marketing expenses	3,868	5,316	1,448	37%
(Loss) income from operations	917	(7,804)	(8,721)	(951%)
Interest expense	(145)	(217)	(72)	50%
(Loss) income before income taxes	772	(8,021)	(8,793)	(1,139%)
Income tax expense	—	—	—	0%
Net (loss) income	$772	$(8,021)	$(8,793)	(1,139%)

Net Revenues

Net revenues for the first six months of 2022 were $30.6 million, compared with $29.8 million for the first six months of 2021. Net revenues for the six months ended June 30, 2022, consisted of $28.4 million of RT-PCR COVID-19 testing revenue, $2.0 million of oncology testing revenue and $129,000 of development services revenue.

The net estimated revenue per commercial accession delivered during the six months ended June 30, 2022 was $132, based on 230,835 commercial accessions delivered, while during the six months ended June 30, 2021 it was $121, based on 245,401 commercial accessions delivered. The increase in net revenue per commercial accessions delivered was primarily due to higher payor reimbursement rates based on the payor-mix.

The following table sets forth certain information regarding commercial accessions received during the six months ended June 30, 2021 and 2022:

	For the Six Months Ended June 30,		Change
	2021	2022	# / $	%
# Commercial accessions delivered	245,401	230,835	(14,566)	(6%)
$ Value estimated per commercial accession delivered	$121	$132	$11	9%

Overall development revenue and the net revenue per accession was relatively consistent compared with the same period. The following table sets forth certain information regarding development cases delivered during the six months ended June 30, 2021 and 2022 :

	For the Six Months Ended June 30,		Change
	2021	2022	# / $	%
# Development services cases delivered	235	230	(5)	(2%)
$ Value per development services accession delivered	$309	$309	$0	0%

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $18.4 million for the six months ended June 30, 2022, compared with approximately $16.5 million for the same period in 2021. The increase is primarily attributable to $2.4 million of direct labor due to off-site staffing resources related to or RT-PCR COVID-19 testing business, offset by a decrease in purchases of RT-PCR COVID-19 testing kits. Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, shipping, and other direct costs, as well as equipment depreciation and software amortization expenses. Our cost of revenues as a percentage of net revenues was 60% and 55% for the six months ended June 30, 2022 and 2021, respectively.

Research and Development Expenses. Research and development expenses were approximately $3.6 million for the six months ended June 30, 2022, compared with approximately $2.2 million for the same period in 2021. Research and development expenses are comprised of, but not limited to, personnel costs, material, shipping and other direct costs, computer and laboratory equipment maintenance and facility related costs. The increase is primarily due to costs associated with our clinical trial, including $0.3 million in materials and supplies, $0.2 million in outside services, and $0.1 million in sponsored research. Further, severance and stock-based compensation expense increased by approximately $0.2 million and $0.1 million, respectively, due to the termination of our former Chief Science Officer.

General and Administrative Expenses. General and administrative expenses were approximately $11.1 million for the six months ended June 30, 2022, compared with approximately $6.4 million during the same period in 2021. General and administrative expenses are comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses. The increase is predominately due to an increase in severance and stock-based compensation expenses of approximately $1.0 million and $1.5 million, respectively, due to the resignation of our former Chief Financial Officer and Chief Executive Officer and complying with the terms of their separation agreements, which required, among other terms, payment of salary, annual bonus, COBRA premiums and an acceleration of stock options previously granted. Furthermore, audit and accounting fees increased by approximately $0.5 million due to additional internal control review services performed and an increase in fees for the year end audit and interim reviews. Legal expenses increased by approximately $0.9 million due to increased services for SEC filings as well as legal costs associated with the sales commission settlement and $0.5 million in consulting services.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $5.3 million for the six months ended June 30, 2022, compared with approximately $3.9 million for the same period in 2021. Sales and marketing expenses are comprised of, but not limited to, personnel costs, which include commissions, trade show and other marketing related expenses, as well as office and other costs. The increase is primarily due to an additional expense of $0.8 million associated with the sales commission settlement as well as $0.3 million due to presentation materials and website updates.

Interest Expenses. Interest expenses were approximately $217,000 for the six months ended June 30, 2022 compared with approximately $145,000 for the same period in 2021, an increase of $72,000, or 50%. The increase is primarily attributable to the interest portion of the sales commission settlement.

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

Liquidity and Capital Resources

We are actively working to improve our financial position and enable the growth of our business, by raising new capital and generating revenues. Our COVID-19 testing volumes and related revenues have allowed us to accumulate $22.9 million of cash on hand as of June 30, 2022

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2021	2022

Cash provided by (used in):
Operating activities	$2,811	$(4,972)
Investing activities	(832)	(315)
Financing activities	3,104	(649)
Net increase (decrease) in cash	$5,083	$(5,936)

Operating Activities. Net cash used in operating activities was approximately $5.0 million for the six months ended June 30, 2022, compared with net cash provided by operating activities of approximately $2.8 million for the same period in 2021. The change in cash used in operations was primarily related to our net loss in operations of $8.0 million.  Exclusive of our non-cash transactions such as depreciation, amortization and stock-based compensation, cash used in operations was $1.2 million, primarily due to a decrease in cash resulting from an increase of accounts receivable of $3.6 million, a decrease in cash resulting from a decrease in accounts payable of $2.9 million, primarily related to accounting, audit, and legal fees. Further a decrease in cash as a result of the sales commission settlement of $1.7 million. This was offset by an increase in cash resulting from an increase in our payor liability of $5.7 million.

Investing Activities. Net cash used in investing activities was approximately $0.3 million for the six months ended June 30, 2022, compared with approximately $0.8 million in the same period in 2021. Cash used in investing activities was related to purchases of property and equipment in both periods.

Financing Activities. Net cash used in financing activities was approximately $0.7 million for the six months ended June 30, 2022, compared with net cash provided by financing activities of approximately $3.1 million for the same period in 2021. Our primary outflows of cash from financing activities during the six months ended June 30, 2022 consisted of $0.2 million of supplier financing payments and $0.5 million of finance lease payments for equipment used in our laboratory operations. This is offset by net cash proceeds of $0.1 million from issuance of common stock from our at-the-market equity facility. Our primary sources of cash from financing activities during the six months ended June 30, 2021 consisted of $3.9 million in net proceeds from our sale of common stock from our at-the-market equity facility, partially offset by $0.6 million of payments related to finance leases for equipment used in our laboratory operations, and $0.2 million of payments related to supplier and other third-party financing transactions.

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

In May 2020, our shelf registration on Form S-3 was declared effective by the SEC. The shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $100.0 million. Our shelf registration statement on Form S-3 will be unavailable upon our filing of our Annual Report on Form 10-K for the year ending December 31, 2022 and we will not be able to file a new Form S-3 until, at the earliest, September 1, 2023.

In May 2021, we entered into the Sales Agreement with the Sales Agent, under which we may issue and sell from time to time up to $25.0 million of our common stock through or to the Sales Agent, as sales agent or principal. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During 2021, we received net proceeds of $14.1 million from the sale of our common stock and issued 3,428,680 shares of our common stock at a weighted average purchase price of $4.31 pursuant to the Sales Agreement. During the six months ended June 30, 2022, we received net proceeds of approximately $94,000 from the sale of our common stock and issued 72,707 shares of our common stock at a weighted average price of $1.74 pursuant to the Sales Agreement. As of June 30, 2022, $10.1 million of our common stock remained available for sale under the Sales Agreement.

As of June 30, 2022, our cash totaled $22.9 million. The COVID-19 testing revenue during 2021 has provided us with increased levels of cash inflows from operations. However, we are currently seeing reduced demand for our COVID-19 testing services and do not anticipate COVID-19 testing revenue beyond December 2022, absent a sustained, negative turn in the course of the pandemic. Accordingly, management performed the review required for going concern accounting and does not believe the Company presently has sufficient liquidity to continue to operate for the next twelve months after the filing of this Quarterly report on Form 10-Q. The COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact the Company’s business will depend on future developments, including whether the number of cases continues to decrease, the potential emergence of new variants, and testing policies of governments, businesses, and schools.

The Company does not anticipate it will be profitable until it has commercial expansion of its proprietary clinical diagnostic laboratory assays designed to identify rare tumor cells from cerebrospinal fluid, trademarked as CNSide. Accordingly, management performed the review required for going concern accounting and does not believe the Company presently has sufficient liquidity to continue to operate for the next twelve months after the filing of this Quarterly report on Form 10-Q. Management intends to continue its efforts to contain costs and to raise additional capital until it ultimately generates sufficient cash to support operations from commercial sales.

We have an effective shelf registration statement on file with the SEC which allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time, but this shelf registration will become unavailable to us upon the filing of our annual report on Form 10-K for the year ending December 31, 2022. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

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

To fund our current and planned operations in the short-term (within the next 12 months) and long-term (beyond 12 months), we may seek to raise additional capital through public or private equity offerings, debt financings, borrowings or strategic partnerships coupled with an investment in our company or a combination thereof. If we raise additional funds through the issuance of convertible debt securities, or other debt securities, these securities could be secured and could have rights senior to those of our common stock. In addition, any new debt incurred by us could impose covenants that restrict our operations. The issuance of any new equity securities will also dilute the interest of our current stockholders. Given the risks associated with our business, including our unprofitable operating history and our ability or inability to develop additional assays, additional capital may not be available when needed on acceptable terms, or at all. There is no assurance that we will be able to raise adequate funds when needed or on favorable terms. If adequate funds are not available when needed, we will need to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, pursue an acquisition of our company at a price that may result in a significant loss on investment to our stockholders, file for bankruptcy, seek other protection from creditors, or liquidate all of our assets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the material weaknesses in internal control over financial reporting described below, which have not yet been fully remediated.

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

Following the original issuance of our financial statements for the three and nine months ended September 30, 2021, included in our quarterly report on Form 10-Q, filed with the SEC on November 15, 2021, or the Original September 30, 2021 financial statements, we discovered that we had failed to accrue for, and reflect in the Original September 30, 2021 financial statements, certain expenses incurred during the third quarter of 2021 in the amount of approximately $1.1 million. This resulted in the restating of our financial statements as of for the nine months ended September 30, 2021 (the “Restatement”). We determined that our review control over the completeness and accuracy of our accounts payable did not operate effectively, resulting in a material error in the Original September 30, 2021 financial statements.

Our management concluded that our internal control over financial reporting was not effective as of June 30, 2022, based on the material weaknesses described below which were discovered in connection with the Restatement and in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2021 and in connection with the preparation of our Quarterly Report on Form 10-Q as of and for the three month period ended March 31, 2022, which have not yet been remediated.

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

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are in the process of implementing certain remedial measures related to our material weaknesses, as described below under “Remediation of Material Weaknesses”.

Remediation of Material Weaknesses

During the quarter ended June 30, 2022, we implemented certain improvements to our internal control and financial reporting processes to address the material weaknesses identified above. These improvements include the following:

•

Management continued to engage a “Big Four” accounting firm under an advisory engagement to conduct under the AICPA Standards for Consulting Services to assist management with their internal controls review.

•	We have begun the process for designing and implementing the recommendations from the internal controls review.
•	Our accounting department has been substantially overhauled during 2022.

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

•	Our business is subject to risks arising from pandemic and epidemic diseases, such as the COVID-19 pandemic.
•	We expect to continue to incur significant expenses to develop and market products and diagnostic assays, which could make it difficult for us to achieve and sustain profitability.
•	General economic or business conditions may have a negative impact on our business
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
•

There is a scarcity of experienced professionals in our industry. If we are not able to retain and recruit personnel with the requisite skills, we may be unable to successfully execute our business strategy.

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

•	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.
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

Risks Relating to Our Financial Condition and Capital Requirements

We are a molecular oncology diagnostics company with a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability. *

We have historically incurred substantial net losses, including a net loss of approximately $5.3 million and $8.0 million for the three and six months ended June 30, 2022, respectively. We are currently seeing reduced demand for our COVID-19 testing services and expect this trend to continue absent a negative and sustained turn in the course of the pandemic. Without high demand for our COVID-19 testing services, we will continue to incur net losses and negative cash flows from operations for the foreseeable future. At June 30, 2022, our accumulated deficit was approximately $274.4 million.

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

We expect to continue to incur losses for the foreseeable future and will have to raise additional capital to fund our planned operations and to meet our long-term business objectives. The Company does not anticipate it will be profitable until it has commercial expansion of its proprietary clinical diagnostic laboratory assays designed to identify rare tumor cells from cerebrospinal fluid, trademarked as CNSide. Accordingly, management performed the review required for going concern accounting and does not believe the Company presently has sufficient liquidity to continue to operate for the next twelve months after the filing of this Quarterly report on Form 10-Q. Management intends to continue its efforts to contain costs and to raise additional capital until it ultimately generates sufficient cash to support operations from commercial sales. Although COVID-19 testing revenue during 2020 and 2021 provided us with increased levels of cash inflows from operations, we are currently seeing reduced demand for our COVID-19 testing services do not anticipate COVID-19 testing revenue beyond December 2022, absent a sustained, negative turn in the course of the pandemic. Until we can generate significant cash from operations, including product and assay revenues, we expect to continue to fund our operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. General market conditions resulting from global supply chain issues, the Russia-Ukraine conflict, the COVID-19 pandemic, high inflation, general economic uncertainty and other macroeconomic factors, as well as market conditions affecting companies in the life sciences industry in general, may make it difficult for us to obtain financing from the capital markets on attractive terms, or at all. Failure to raise additional capital in sufficient amounts would significantly impact our ability to continue as a going concern. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control. To fund our current and planned operations in the short- and long-term, we may seek to raise additional capital through public or private equity offerings, debt financings, borrowings or strategic partnerships coupled with an investment in our company or a combination thereof. If we raise additional funds through the issuance of convertible debt securities, or other debt securities, these securities could be secured and could have rights senior to those of our common stock. In addition, any new debt incurred by us could impose covenants that restrict our operations. The issuance of any new equity securities will also dilute the interest of our current stockholders. Given the risks associated with our business, including our unprofitable operating history and our ability or inability to develop additional assays, additional capital may not be available when needed on acceptable terms, or at all. There is no assurance that we will be able to raise adequate funds when needed or on favorable terms. If adequate funds are not available when needed, we will need to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, pursue an acquisition of our company at a price that may result in a significant loss on investment to our stockholders, file for bankruptcy, seek other protection from creditors, or liquidate all of our assets.

Risks Relating to Our Business and Strategy

If we are unable to increase sales of our current products, assays and services or successfully develop and commercialize other products, assays and services, our revenues will be insufficient for us to achieve profitability. *

Other than our COVID-19 testing revenue, we currently derive substantially all our revenues from sales of diagnostic assays. We began offering our assays through our Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified CAP accredited, and state-licensed laboratory in 2014. Additionally, the sale of our proprietary SCTs commenced in June 2018, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world. We are in varying stages of research and development for other products and diagnostic assays that we may offer. If we are unable to increase sales of our existing products and diagnostic assays or successfully develop and commercialize other products and diagnostic assays, we will not produce sufficient revenues to become profitable.

If we are unable to execute our sales and marketing strategy for our products and diagnostic assays and are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our business. *

We are an early-stage molecular oncology diagnostics company and have engaged in only limited sales and marketing activities for the diagnostic assays we currently offer through our CLIA-certified, CAP accredited, and state-licensed laboratory. Except for net income generated in the first quarter of 2021 as a result of our COVID-19 testing revenue, our revenue has been insufficient to fund operations.

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

If we cannot develop products, assays and services to keep pace with rapid advances in technology, medicine and science, our operating results and competitive position could be harmed.*

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. Several new cancer drugs have been approved, and a number of new drugs in clinical development may increase patient survival time. There have also been advances in methods used to identify patients likely to benefit from these drugs based on analysis of biomarkers. We must continuously develop new products and diagnostic assays and enhance any existing products, assays and services to keep pace with evolving standards of care. Our current products, assays and services and our planned future products, assays and services could become obsolete unless we continually innovate and expand them to demonstrate benefit in the diagnosis, monitoring or prognosis of patients with neurological metastatic cancer. New cancer therapies typically have only a few years of clinical data associated with them, which limits our ability to develop products and diagnostic assays based on, for example, biomarker analysis related to the appearance or development of resistance to those therapies. If we cannot adequately demonstrate the applicability of our current products, assays and services and our planned future products, assays and services to new treatments, by incorporating important biomarker analysis, sales of our products, assays and services could decline, which would have a material adverse effect on our business, financial condition and results of operations.

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

If our sole laboratory facility becomes damaged or inoperable, or we are required to vacate the facility, our ability to sell and provide our products and diagnostic assays and pursue our research and development efforts may be jeopardized. *

Other than our COVID-19 testing revenue, we currently derive our revenues from our diagnostic assays conducted in our CLIA-certified, CAP accredited, and state-licensed laboratory. We do not have any clinical reference laboratory facilities other than our facility in San Diego, California. Our facilities and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fire, earthquake, flooding and power outages, which may render it difficult or impossible for us to sell our products or perform our diagnostic assays for some period of time. The inability to sell our current or planned future products, or to perform our current assays and our planned future assays, or the backlog of assays that could develop if our facility is inoperable for even a short period of time, may result in the loss of customers or harm to our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facilities and the equipment we use to perform our research and development work could be costly and time-consuming to repair or replace.

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

Our RT-PCR COVID-19 testing business revenues will likely decline. *

We launched our RT-PCR COVID-19 testing business during the second quarter of 2020. We have received more than 1,000,000 samples for processing through our RT-PCR technology at our laboratory to date. During the year ended December 31, 2021, we saw a significant increase in our net revenues due to our substantial COVID-19 testing volumes during that period. As a result of increased vaccination and immunization levels, as well as decreased COVID-19 hospitalizations, reported cases and mandatory COVID-19 testing, we are currently seeing reduced demand for our COVID-19 testing services and do not anticipate COVID-19 testing revenue beyond December 2022, absent a sustained, negative turn in the course of the pandemic. In addition, our RT-PCR COVID-19 testing is done pursuant to an Emergency Use Authorization. We will no longer be able to offer the test under the EUA after the EUA is revoked.

If we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenues or achieve and sustain profitability. *

Our principal competition comes from established molecular diagnostic clinical testing services and products, used by medical oncologists, neuro-oncologists, surgical oncologists, radiation oncologists, pulmonologists, pathologists and other physicians, which are based on tumor tissue analysis. It may be difficult to change established clinical practices and behavior of medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians to get them to adopt the use of our CSF-based tumor cell and ctDNA assays, in their practices in conjunction with current standard of care.

Liquid biopsy molecular tests based on tumor cell and ctDNA assays for oncology applications represent a new area of science and medicine and we cannot predict what products or assays others will develop that may compete with or provide results similar or superior to the results we are able to achieve with the products or assays we develop.

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

Another new area of science and medicine is CTC and ctDNA assays performed from cerebrospinal fluid (CSF) samples for neuro-oncology applications and there is currently limited competition for our CSF-based tumor cell and ctDNA assays. There are no known specialty oncology diagnostic companies or large laboratory services companies that offer CSF-based tumor cell and ctDNA tests for neuro-oncology applications as a standard commercial clinical testing service. A few academic based pathology labs such as Memorial Sloan Kettering Cancer Center offer CSF-based testing mainly for research purposes.

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

We expect to continue to incur significant expenses to develop and market products and diagnostic assays, which could make it difficult for us to achieve and sustain profitability. *

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. For the year ended December 31, 2021, and the six months ended June 30, 2022, our research and development expenses were approximately $5.0 million and $3.6 million, respectively, and our sales and marketing expenses were approximately $8.3 million and $5.3 million, respectively. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current products, assays and services and our planned future products, assays and services, continue to establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we need to generate significant revenues to achieve sustained profitability.

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

Clinical utility studies are important in demonstrating to both customers and payers an assay’s clinical relevance and value. If we are unable to identify collaborators willing to work with us to conduct clinical utility studies, or the results of those studies do not demonstrate that an assay provides clinically meaningful information and value, commercial adoption of such assay may be slow, which would negatively impact our business. *

Clinical utility studies show when and how to use a clinical test or assay and describe the particular clinical situations or settings in which it can be applied and the expected results. Clinical utility studies also show the impact of the test or assay results on patient care and management. Clinical utility studies are typically performed with collaborating oncologists or other physicians at medical centers and hospitals, analogous to a clinical trial, and generally result in peer-reviewed publications. Sales and marketing representatives use these publications to demonstrate to customers how to use a clinical test or assay, as well as why they should use it. These publications are also used with payers to obtain coverage for a test or assay, helping to assure there is appropriate reimbursement.

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

There is a scarcity of experienced professionals in our industry. If we are not able to retain and recruit personnel with the requisite skills, we may be unable to successfully execute our business strategy.*

The specialized nature of our industry results in an inherent scarcity of experienced personnel in the field. Our future success depends upon our ability to attract and retain highly skilled personnel, including medical, laboratory, clinical investigation, scientific, technical, commercial, business, regulatory and administrative personnel, necessary to support our anticipated growth, develop our business and perform certain contractual obligations. Given the scarcity of professionals with the knowledge that we require and the competition for qualified personnel among life science businesses, we may not succeed in attracting or retaining the personnel we require to continue and grow our operations.

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

General economic or business conditions may have a negative impact on our business.*

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in increased unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current Russia-Ukraine conflict created extreme volatility in the global capital markets, including disruptions of the global supply chain and energy markets. Continuing concerns over United States health care reform legislation and increasing inflation have also contributed to increased volatility. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of continuing high inflation, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

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

Regulatory Risks Relating to Our Business

Healthcare policy changes, including recently enacted legislation reforming the U.S. health care system, may have a material adverse effect on our financial condition, results of operations and cash flows. *

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, enacted in March 2010, made a number of substantial changes in the way health care is financed by both governmental and private insurers.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Protecting Access to Medicare Act of 2014, or PAMA, was signed to law, which, among other things, significantly altered the current payment methodology under the Medicare Clinical Laboratory Fee Schedule, or CLFS. Beginning in 2017 and every three years thereafter (or annually in the case of advanced diagnostic laboratory tests), applicable clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic laboratory test that it furnishes during the specified time period. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Effective January 1, 2018, the Medicare payment rate for each clinical diagnostic laboratory test is equal to the weighted median amount for the test from the most recent data collection period. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. The PAMA rate changes did not materially affect our payments beginning in 2018; however, we cannot predict how this may affect future payment in coming years. Reporting of payment data under PAMA for clinical diagnostic laboratory tests has been delayed on numerous occasions. Based on current law, between January 1, 2023 and June 30, 2023, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2024 to 2026 CLFS rates. In addition, CMS updated the statutory phase-in provisions such that the rates for clinical diagnostic laboratory tests in 2020 could not be reduced by more than 10% of the rates for 2019. Pursuant to the CARES Act, the statutory phase-in of the payment reductions has been extended through 2024, with a 0% reduction cap for 2021-2022 and a 15% reduction cap for 2023 through 2025. It is unclear what impact new quality and payment programs or new pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations, or cash flows.

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

Additionally, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers and suppliers of up to 2% per fiscal year, starting in 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional congressional action is taken. COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through June 30, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. The full impact on our business the sequester law is uncertain. In addition, the Middle-Class Tax Relief and Job Creation Act of 2012, or MCTRJCA, mandated an additional change in Medicare reimbursement for clinical laboratory tests. In addition, Congress is considering additional health reform measures as part of other reform initiatives.

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

We expect to depend on Medicare and a limited number of private payers for a significant portion of our revenues and if these or other payers stop providing reimbursement or decrease the amount of reimbursement for our current assays and our planned future assays, our revenues could decline. *

Approximately 56% and 32% of total net revenues during the year ended December 31, 2021, and the six months ended June 30, 2022, 2022, respectively, were associated with Medicare and CARES Act reimbursement. Approximately 17% and 16% of total net revenues during the year ended December 31, 2021, and the six months ended June 30, 2022, respectively, were associated with Blue Cross Blue Shield reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare and Blue Cross Blue Shield covered portions of our current assays and our planned future assays would, without such contracted payer reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

Because of certain Medicare billing policies, we may not receive complete reimbursement for assays provided to Medicare patients. Medicare reimbursement revenues are an important component of our business model, and private payers sometimes look to Medicare determinations when making their own payment determinations; therefore, incomplete or inadequate reimbursement from Medicare would negatively affect our business. *

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our assays. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our assays. The previous MAC for California, Palmetto, which is contracted with CMS to administer the Molecular Diagnostic Services, or MolDx, program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our assays is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. CTC enumeration counts disease burden and is a prognostic assay, and although valuable, it does not yet meet many of the medical necessity requirements of Medicare and the payers. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target Selector assays.

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

If the FDA decides to require that we obtain clearance or approvals to commercialize our current assays or our planned future assays, we may be required to conduct additional pre-market clinical testing before submitting a regulatory notification or application for commercial sales. In addition, as part of our long-term strategy we may plan to seek FDA clearance or approval, so we can sell our assays outside our CLIA laboratory; however, we would need to conduct additional clinical validation activities on our assays before we can submit an application for FDA approval or clearance. Clinical trials must be conducted in compliance with FDA regulations, or the FDA may take enforcement action or reject the data. The data collected from these clinical trials may ultimately be used to support market clearance or approval for our assays. It may take two years or more to conduct the clinical studies and trials necessary to obtain approval from the FDA to commercially launch our current assays and our planned future assays outside of our clinical laboratory. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our assay claims or that the FDA or foreign authorities will agree with our conclusions regarding our assay results. Success in early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior clinical trials and studies. If we are required to conduct pre-market clinical trials, whether using prospectively acquired samples or archival samples, delays in the commencement or completion of clinical testing could significantly increase our assay development costs and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the clinical trial. Moreover, the clinical trial process may fail to demonstrate that our current assays and our planned future assays are effective for the proposed indicated uses, which could cause us to abandon an assay candidate and may delay development of other assays.

We have engaged contract research organizations to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory clearance or approval for our current assays and our planned future assays. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our assays or to achieve sustained profitability.

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

We are or may become subject to stringent and changing U.S. and foreign laws, regulations, rules, standards, policies, contractual obligations and other obligations related to data privacy and security, including laws and regulations related to health information. Our failure or perceived failure to comply with such obligations could result in regulatory investigations or actions, enforcement or litigation, fines and penalties, a disruption of the development or delivery of our products and services, reputational harm, loss of revenue or profits, or other adverse effects. *

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (commonly known as processing) personal data and other sensitive information, including but not limited to proprietary and confidential business information, trade secrets, intellectual property, health information, data we collect about trial participants in connection with clinical trials, and other sensitive third-party information. Accordingly, we are, or may become, subject to numerous federal, state, local and foreign data privacy and security laws, regulations, guidance and industry standards, including laws that specifically regulate health information, as well as external and internal privacy and security policies, contracts and other obligations that apply to the processing of personal data by us and on our behalf.

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

Risks Relating to Our Common Stock

The price of our common stock may be volatile.*

Market prices for our common stock have historically been volatile. The factors that may cause the market price of our common stock to fluctuate include, but are not limited to:

•	progress, or lack of progress, in performing, developing and commercializing our current assays and our planned future assays;
•	favorable or unfavorable decisions about our assays from government regulators, insurance companies or other third-party payers;

•	our ability to recruit and retain qualified medical, laboratory, clinical investigation and scientific personnel;
•	changes in investors’ and securities analysts’ perception of the business risks and conditions of our business;
•	changes in our relationship with key collaborators;
•	changes in the market valuation or earnings of our competitors or companies viewed as similar to us;
•	changes in key personnel;
•	depth of the trading market in our common stock;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
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

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock. *

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum stockholders’ equity requirement, Nasdaq may take steps to de-list our common stock. For example, in May 2016, we received a letter from Nasdaq indicating that we are not in compliance with the minimum stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1), and in each of June 2016, November 2016, January 2018 and September 2019, we received letters from Nasdaq indicating that we were not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on The Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. We were able to regain compliance with the Nasdaq continued listing requirements discussed in the May 2016, June 2016, November 2016, January 2018 and September 2019 letters. In August 2022, we received a notice (the “August 2022 Notice”) from Nasdaq advising us that we were not in compliance with Nasdaq’s continued listing requirements under the Nasdaq Listing Rule 5250(c)(1) as a result of our failure to file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 in a timely manner. Under Nasdaq listing rules, we were afforded 60 calendar days from the receipt of the August 2022 Notice, or until October 17, 2022, to submit a plan to regain compliance with this requirement. We submitted such a plan to Nasdaq, which Nasdaq accepted, resulting in us being granted until February 13, 2023 to file the Form 10-Q and thereby gained compliance with this Nasdaq listing rule. However, it is possible that we will be unable to timely file future period reports in the future. In addition, in October 2022, we received a letter from Nasdaq advising us that we are not in compliance with Nasdaq’s $1.00 minimum bid price requirement. We have 180 calendar days to regain compliance with the minimum bid price requirement and may be afforded an additional 180 days subject to certain conditions. There can be no assurance that we will be able to regain and maintain compliance with the continued listing requirements of the Nasdaq Capital Market. If we fail to regain and maintain compliance with Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with Nasdaq’s listing requirements.

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

Future sales of our common stock or other securities, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well. *

Sales of substantial amounts of our common stock or other securities, or the perception that these sales may occur, could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. For example, in May 2020, the SEC declared effective a shelf registration statement filed by us. This shelf registration statement allows us to issue any combination of our common stock, preferred stock, debt securities and warrants from time to time for an aggregate initial offering price of up to $100 million.

In May 2021, we entered into the Sales Agreement with the Sales Agent, under which we may issue and sell from time to time up to $25,000,000 of our common stock through or to the Sales Agent, as sales agent or principal. Any sale of shares of our common stock under the Sales Agreement will be made under our shelf registration statement on Form S-3. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. As of June 30, 2022, approximately $10.1 million of our common stock remained available for sale under the Sales Agreement. Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under this shelf registration statement may cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this shelf registration statement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.

We had outstanding 16,922,868 shares of common stock as of June 30, 2022, most of which are not subject to resale restrictions under Rule 144 of the Securities Act. In addition, as of June 30, 2022, we have outstanding preferred stock convertible into 46,451 shares of our common stock, options to purchase 2,474,649 shares of our common stock and 857,261 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

In the future, we also may issue our securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then-outstanding shares of our common stock.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable. *

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. In connection with the restatement of our condensed financial statements as of, and for the three and nine months ended, September 30, 2021, we determined that we had a material weakness as of September 30, 2021, namely that our review control over the completeness and accuracy of our accounts payable did not operate effectively, resulting in a material error in the financial statements. Subsequently, in connection with the preparation and review of our Annual Report on Form 10-K for the year ended December 31, 2021, management determined that a deficiency existed related to the methods used to develop certain estimates and the timely review of such estimates. Additionally, in connection with the preparation and review of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, management determined that a material weakness existed related to our controls to review and approve certain revenue-related manual journal entries, including the review of the completeness and the accuracy of the information used.  A material weakness means a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a cumulative change in its equity ownership by “5-percent shareholders” of greater than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its estimated pre-change net operating loss carryforwards and certain other tax attributes (such as research tax credits) to offset its post-change taxable income and taxes, as applicable, may be limited. As of December 31, 2021, we had estimated federal and state net operating loss carryforwards of approximately $72.0 million and $41.5 million, respectively, and estimated federal and California research and development tax credits of approximately $0.8 million and $0.6 million, respectively, which could be limited if we have experienced or do experience any “ownership changes.” We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future. We believe, however, that multiple ownership changes have likely occurred. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. We have estimated that the use of our net operating loss is limited and the amounts above remain fully offset by a valuation allowance.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the listing requirements of The Nasdaq Stock Market and other applicable securities rules and regulations. Compliance with these rules and regulations includes significant legal and financial compliance costs, makes some activities more difficult, time-consuming, or costly, and increases demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).
3.7	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2017).
3.8	Second Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 24, 2022).
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7. and 3.8.
4.2	Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 2020).
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

4.9

Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 3.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-225147), as amended, filed with the SEC on July 11, 2018).

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

4.15	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 11, 2019).
4.16	Form of Warrant Amendment (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 9, 2020).
4.17	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 9, 2020).
10.1	Second Amendment to Assignment and Exclusive Cross-License Agreement with Aegea, dated May 22, 2022, by and between Biocept, Inc. and Aegea Biotechnologies.
31.1	Certification of Samuel D. Riccitelli, Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Antonino Morales, Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Samuel D. Riccitelli, Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Antonino Morales, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

BIOCEPT, INC.

Date: November 10, 2022	By:	/s/ Samuel D. Riccitelli
Samuel D. Riccitelli
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Antonino Morales
Antonino Morales
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)