Form 10-Q
period 2022-09-30
BIOCEPT INC
filed 2022-11-21
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 17, 2022, there were 17,058,770 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2022

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.
Condensed Balance Sheets
(In thousands, except share and per share data)

	December 31,	September 30,
	2021	2022
Assets		(unaudited)
Current assets:
Cash	$28,864	$18,021
Accounts receivable	13,786	15,768
Inventories, net	2,651	1,897
Prepaid expenses and other current assets	391	949
Total current assets	45,692	36,635
Fixed assets, net	2,401	2,853
Lease right-of-use assets - operating	9,026	8,624
Lease right-of-use assets - finance	2,842	2,598
Other non-current assets	456	392
Total assets	$60,417	$51,102

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,246	$3,040
Accrued liabilities	3,018	2,177
Current portion of lease liabilities - operating	426	494
Current portion of lease liabilities - finance	1,083	1,053
Supplier financing	-	384
Total current liabilities	11,773	7,148
Non-current portion of lease liabilities - operating	9,736	9,322
Non-current portion of lease liabilities - finance	1,428	1,009
Payor liability	-	6,105
Total liabilities	22,937	23,584
Commitments and contingencies (see Note 10)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 2,106 shares and 2,090 shares issued and outstanding at December 31, 2021 and September 30, 2022, respectively.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 16,849,805 shares and 17,058,770 shares issued and outstanding at December 31, 2021 and September 30, 2022, respectively.	2	2
Additional paid-in capital	303,829	307,432
Accumulated deficit	(266,351)	(279,916)
Total shareholders’ equity	37,480	27,518
Total liabilities and shareholders’ equity	$60,417	$51,102

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.
Condensed Statements of Operations
(In thousands, except shares and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2022	2021	2022
Net revenues	$17,470	$5,587	$47,273	$36,143
Costs and expenses:
Cost of revenues	11,265	5,776	27,733	24,133
Research and development expenses	1,303	1,366	3,483	4,945
General and administrative expenses	3,514	3,047	9,884	14,153
Sales and marketing expenses	1,938	975	5,806	6,292
Total costs and expenses	18,020	11,164	46,906	49,523
(Loss) income from operations	(550)	(5,577)	367	(13,380)
Other (expense):
Interest expense, net	(75)	(52)	(220)	(269)
Other income, net	-	84	-	84
Total other (expense) income:	(75)	32	(220)	(185)
(Loss) income before income taxes	(625)	(5,545)	147	(13,565)
Income tax expense	—	—	—	—
Net (loss) income	(625)	(5,545)	147	(13,565)
Net (loss) income attributable to common shareholders	$(625)	$(5,545)	$147	$(13,565)
Weighted-average shares outstanding used in computing net (loss) income per share attributable to common shareholders:
Basic	15,384,469	16,998,031	14,089,537	16,917,412
Diluted	15,384,469	16,998,031	14,330,477	16,917,412
Net (loss) income per common share:
Basic	$(0.04)	$(0.33)	$0.01	$(0.80)
Diluted	$(0.04)	$(0.33)	$0.01	$(0.80)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.
Condensed Statements of Stockholders' Equity
(In thousands, except for shares)
(Unaudited)
	Common Stock		Series A Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2021	16,849,805	$2	2,106	$—	$303,829	$(266,351)	$37,480
Stock-based compensation expense	—	—	—	—	2,317	—	2,317
Shares issued upon conversion of preferred stock	356	—	(16)	—	—	—	—
Net loss	—	—	—	—	—	(2,768)	(2,768)
Balance at March 31, 2022	16,850,161	$2	2,090	$—	$306,146	$(269,119)	$37,029
Stock-based compensation expense	—	—	—	—	585	—	585
Shares issued for ATM transaction, net of issuance costs	72,707	—	—	—	94	—	94
Net loss	—	—	—	—	—	(5,252)	(5,252)
Balance at June 30, 2022	16,922,868	$2	2,090	$—	$306,825	$(274,371)	$32,456
Stock-based compensation expense	—	—	—	—	462	—	462
Shares issued for ATM transaction, net of issuance costs	135,902	—	—	—	145	—	145
Net loss	—	—	—	—	—	(5,545)	(5,545)
Balance at September 30, 2022	17,058,770	$2	2,090	$—	$307,432	$(279,916)	$27,518

	Common Stock		Series A Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2020	13,397,041	$1	2,111	$—	$287,218	$(263,527)	$23,692
Stock-based compensation expense	—	—	—	—	460	—	460
Shares issued upon exercise of common stock warrants	5,304	—	—	—	19	—	19
Shares issued upon conversion of preferred stock	23	—	—	—	—	—	—
Shares issued upon exercise of options	194	—	—	—	1	—	1
Net income	—	—	—	—	—	2,599	2,599
Balance at March 31, 2021	13,402,562	$1	2,111	$—	$287,698	$(260,928)	$26,771
Stock-based compensation expense	—	—	—	—	494	—	494
Shares issued for ATM transaction, net of issuance costs	908,044	—	—	—	3,914	—	3,914
Net loss	—	—	—	—	—	(1,827)	(1,827)
Balance at June 30, 2021	14,310,606	$1	2,111	$—	$292,106	$(262,755)	$29,352
Stock-based compensation expense	—	—	—	—	700	—	700
Shares issued for ATM transaction, net of issuance costs	2,357,988	1	—	—	9,575	—	9,576
Shares issued upon exercise of options	343	—	—	—	1	—	1
Net loss	—	—	—	—	—	(625)	(625)
Balance at September 30, 2021	16,668,937	$2	2,111	$—	$302,382	$(263,380)	$39,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)
	For the Nine Months Ended September 30,
	2021	2022
Cash Flows from Operating Activities
Net income (loss)	$147	$(13,565)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,082	1,217
Noncash operating lease expense	1,111	402
Stock-based compensation	1,655	3,364
Loss on disposal of fixed assets	4	9
Non-cash credit card rewards	-	79
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(1,827)	(1,982)
Inventory	(969)	754
Prepaid expenses and other current assets	2,087	286
Other non-current assets	(13)	24
Accounts payable	(569)	(4,553)
Accrued liabilities	(582)	(841)
Operating lease liability	-	(346)
Payor liability	-	6,105
Net cash provided by (used in) operating activities	2,126	(9,047)
Cash Flows from Investing Activities:
Purchases of fixed assets	(982)	(671)
Net cash used in investing activities	(982)	(671)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	13,489	239
Proceeds from exercise of common stock warrants	19	—
Proceeds from exercise of stock options	2	—
Payments on finance leases	(911)	(825)
Payments on supplier financing	(413)	(539)
Net cash provided by (used in) financing activities	12,186	(1,125)
Net increase (decrease) in cash	13,330	(10,843)
Cash at Beginning of Period	14,368	28,864
Cash at End of Period	27,698	18,021
Supplemental Cash Flow Information:
Interest	$219	$269

	For the Nine Months Ended September 30,
Non-cash Investing and Financing Activities	2021	2022
Financed insurance premiums	$622	$672
Fixed assets purchased through financed lease obligations	$1,237	$360
Fixed assets within accounts payable	$147	$318

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

Reclassification

The Company reclassified the change in inventory reserve for the nine months ended September 30, 2021 of approximately $0.1 million within the condensed statement of cash flows to conform to the current year presentation. The change in inventory reserve is now included in the increase (decrease) in cash resulting from changes in inventory within the cash flows from operating activities. This reclassification had no effect on previously reported cash flows from operating activities in the unaudited condensed statement of cash flows.

Significant Accounting Policies

During the three and nine months ended September 30, 2022, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the three and nine months ended September 30, 2022, disaggregated by source and nature, are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2022	2021	2022
Net revenues from non-contracted payers	$6,084	$4,188	$22,484	$25,918
Net revenues from contracted payers*	11,280	1,345	24,514	10,042
Net commercial revenues	17,364	5,533	46,998	35,960
Development services revenues	35	54	107	183
Kits and Specimen Collection Tubes (SCTs)	71	—	168	—
Total net revenues	$17,470	$5,587	$47,273	$36,143

*Includes Medicare, Medicare Advantage and CARES Act as reimbursement amounts are fixed.

Revenues for the three and nine months ended September 30, 2022 included $5.5 million and $36.0 million, respectively, in commercial test revenues, including $4.7 million and $33.1 million of revenues attributable to RT-PCR COVID-19 testing. At September 30, 2022, unbilled accounts receivable totaled approximately $2.8 million.

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

The Company's third-party payers that represent more than 10% of total net revenues in any period presented during the three and nine months ended September 30, 2021 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2022	2021	2022
Medicare and Medicare Advantage/CARES Act	62%	22%	51%	31%
Blue Cross Blue Shield	10%	12%	21%	15%
Kaiser Permanente	0%	14%	0%	17%

The Company's third-party payers that represent more than 10% of total accounts receivable at December 31, 2021 and September 30, 2022 were as follows:

	December 31,	September 30,
	2021	2022
Medicare and Medicare Advantage/CARES Act	31%	7%
Blue Cross Blue Shield	19%	20%

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

2. Liquidity

As of September 30, 2022, cash totaled $18.0 million and the Company had an accumulated deficit of $279.9 million. For the nine months ended September 30, 2022, the Company incurred a net loss of  $13.6 million.

The Company has historically funded its operations primarily through sales of its equity securities. For the year ended December 31, 2021, revenue from the Company’s COVID-19 testing business provided an increased level of cash flow. During the quarter ended September 30, 2022, net revenues were approximately $5.6 million compared with approximately $17.5 million for the same period in the prior year.

The Company incurred operating losses for the three months ended September 30, 2022 and 2021, as well as for the nine months ended September 30, 2022. The Company had income from operations for the nine months ended September 30, 2021. The Company had net cash used to fund operations for the three and nine months ended September 31, 2022. The Company does not anticipate it will be profitable until it has commercial expansion of its proprietary clinical diagnostic laboratory assays designed to identify rare tumor cells from cerebrospinal fluid, trademarked as CNSide. Accordingly, management performed the required going concern assessment and does not believe the Company presently has sufficient liquidity to continue to operate for the next twelve months after the filing of this Quarterly report on Form 10-Q. Management intends to continue its efforts to contain costs and to raise additional capital until it ultimately generates sufficient cash to support operations from commercial sales.

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

During 2021, the Company received net proceeds of $14.1 million from the sale of our common stock and issued 3,428,680 shares of our common stock at a weighted average purchase price of $4.31 pursuant to the Sales Agreement. During the three and nine months ended September 30, 2022, we received net proceeds of approximately $0.1 million and $0.2 million from the sale of our common stock and issued 135,902 and 208,609 shares of our common stock at a weighted average purchase price of $1.10 and $1.32, respectively, pursuant to the Sales Agreement. As of September 30, 2022, $10.0 million of our common stock remained available for sale under the Sales Agreement.

4. Balance Sheet Details

The following provides certain balance sheet details (in thousands):

	December 31,	September 30,
	2021	2022
		(unaudited)
Inventories
Raw materials	$2,486	$2,103
Subassemblies	324	269
Finished goods	42	53
	$2,852	$2,425
Less: inventory reserve	(201)	(528)
Total inventories, net	$2,651	$1,897
Fixed Assets
Machinery and equipment	$3,063	$3,149
Furniture and office equipment	161	161
Computer equipment and software	2,931	3,613
Leasehold improvements	634	683
Construction in process	245	386
	$7,034	$7,992
Less: accumulated depreciation and amortization	(4,633)	(5,139)
Total fixed assets, net	$2,401	$2,853
Accrued Liabilities
Accrued payroll	725	474
Accrued vacation	961	744
Accrued bonuses	178	602
Accrued sales commissions	600	32
Accrued other	554	325
Total accrued liabilities	$3,018	$2,177

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

6. Leases

Finance Leases

The Company leases certain laboratory equipment under arrangements previously accounted for as capital leases, classified on the Company’s balance sheet as fixed assets and related lease liabilities, and depreciated on a straight-line basis over the lease term. The equipment under finance leases is depreciated on a straight-line basis over periods ranging from approximately 5 to 7 years. The total gross value of equipment capitalized under such lease arrangements was approximately $6.0 million and $6.4 million at December 31, 2021 and September 30, 2022, respectively. Total accumulated depreciation related to equipment under finance leases was approximately $3.2 million and $3.8 million at December 31, 2021 and September 30, 2022, respectively. Total depreciation expense related to equipment under finance leases during the three months ended September 30, 2021 and 2022 was approximately $243,000 and $227,000, respectively, and was approximately $625,000 and $667,000 during the nine months ended September 30, 2021 and 2022, respectively.

During the nine months ended September 30, 2021, the Company entered into finance leases for a total capitalized amount of $1.2 million for laboratory equipment and software. Under the terms of the financing agreement, the principal balance plus interest for the equipment are to be paid in installments ranging from 36 to 60 monthly installments of approximately $32,000 totaling approximately $1.5 million through March 2026.

During the nine months ended September 30, 2022, the Company entered into finance leases for a total capitalized amount of $360,000 for two pieces of equipment. Under the terms of the financing agreements, the principal balance plus interest for the equipment are to be paid in installments of 36 to 60 monthly installments of $8,000 totaling approximately $0.3 million through August 2027.

Operating Lease

On June 1, 2020, the Company entered into a lease for a 39,000 square foot headquarters, manufacturing and laboratory facility at 9955 Mesa Rim Road in San Diego, California. The lease commenced on December 1, 2020 and is for a term of 127 months from the commencement date. The lease included a rent abatement period of seven months, from January 2021 through July of 2021, during which period the Company was exempt from paying the amount of base rent of $111,000. In addition, the lease stipulated an additional two months of lease abatement period in the event that the property is sold within the first six months of the initial lease period. In March 2021, the Company was notified that the original landlord has sold the building, hence the Company was eligible for an additional two months of rent abatement period. In addition, the landlord agreed to pay for certain preapproved leasehold improvement costs through a one-time leasehold improvement allowance of approximately $1.6 million. The amount of additional leasehold improvement allowance of approximately $1.6 million is to be paid back to the landlord during the term of the lease by the Company, amortized at an agreed upon annual rate of 7% as an additional rent payment of approximately $18,000 per month. The average monthly cash payment including payment for the additional leasehold improvement allowance for the lease is approximately $140,000 per month with initial monthly lease payments of $128,000 per month. The Company recorded a lease right-of-use asset and lease liability of $9.8 million and $9.8 million, respectively, as of December 31, 2020, based on the present value of payments and an incremental borrowing rate of 12%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings. The Company recorded $1.6 million in other current assets related to reimbursable leasehold improvement costs incurred as of December 31, 2020. The landlord reimbursed the Company $1.8 million during the year ended December 31, 2021.

The following schedule represents the components of lease expense for the three and nine months ended September 30, 2021 and 2022 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2022	2021	2022
Lease cost
Finance lease cost
Amortization of right-of-use assets	$243	$227	$625	$667
Interest on lease liabilities	72	46	211	153
Operating lease cost	414	414	1,244	1,243
Total	$729	$687	$2,080	$2,063

The following schedule represents maturities of operating and finance lease liabilities as of September 30, 2022 (in thousands):
	Finance	Operating
	Minimum	Minimum
	Lease	Lease
	Payments	Payments
2022 (Remaining 3 months)	$282	$399
2023	1,055	1,629
2024	625	1,672
2025	249	1,715
2026	42	1,762
Thereafter	17	8,519
Total payments	2,270	15,696
Less amount representing interest	(208)	(5,880)
Present value of payments	$2,062	$9,816

The following schedule sets forth supplemental cash flow information related to operating and finance leases as of September 30, 2021 and September 30, 2022 (in thousands):

	For the Nine Months Ended September 30,
	2021	2022
Other information
Operating cash flows from finance leases	$211	$153
Operating cash flows from operating leases	$159	$1,187
Financing cash flows from finance leases	$911	$825

The aggregate weighted average remaining lease term was 2.36 years on finance leases and 8.75 years on operating leases as of September 30, 2022. The aggregate weighted average discount rate was 8.75% on finance leases and 12.0% on operating leases as of September 30, 2022.

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

Stock Options

A summary of stock option activity for the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2021	2,413,194	$7.04	9.06
Granted	1,298,800	$2.20
Cancelled/forfeited/expired	(1,394,859)	$6.55
Outstanding at September 30, 2022	2,317,135	$4.65	8.75
Vested and unvested expected to vest, September 30, 2022	2,310,639	$4.62	8.75

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest at December 31, 2021 and September 30, 2022 were each $610 and $0, respectively.

The assumptions used in the Black-Scholes pricing model for stock options granted during the nine months ended September 30, 2022 were as follows:

2022
Stock and exercise prices	$1.03 - $2.39
Expected dividend yield	0.00%
Discount rate-bond equivalent yield	0.51% - 2.41%
Expected life (in years)	5.50 - 6.03
Expected volatility	161% - 180%

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statements of operations and comprehensive loss during the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2022	2021	2022
Stock Options
Cost of revenues	$184	$149	$391	$541
Research and development expenses	68	48	162	263
General and administrative expenses	344	163	866	2,210
Sales and marketing expenses	105	102	236	350
Total expenses related to stock options	$701	$462	$1,655	$3,364

As of September 30, 2022, total unrecognized share-based compensation expense related to unvested stock options, adjusted for estimated forfeitures, was $4.2 million and is expected to be recognized over a weighted-average period of approximately 2.62 years.

8. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity for the nine months ended September 30, 2022 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2021	857,261	$31.73	2.2
Issued	—	$—	—
Exercised	—	$—	—
Expired	(4,782)	$—	—
Outstanding at September 30, 2022	852,479	$29.38	1.5

All warrants outstanding at December 31, 2021 and September 30, 2022 are exercisable. The outstanding warrants have expiration dates ranging from October 2022 to July 2025.

The intrinsic value of equity-classified common stock warrants outstanding at December 31, 2021 and September 30, 2022 was $16,000 and $0, respectively.

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

For the nine months ended September 30, 2022, there is a net loss attributable to common shareholders, the outstanding warrants and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the Nine Months Ended September 30,
	2021	2022
Common warrants outstanding	772,046	852,479
RSUs outstanding	36	-
Convertible preferred stock outstanding (number of common stock equivalents)	46,651	46,451
Common options outstanding	2,508,162	2,317,135
Total anti-dilutive common share equivalents	3,326,895	3,216,065

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

11. Related Party Transactions

A former member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received payments totaling approximately $36,000 and $49,000 during the years ended December 31, 2020 and 2021, respectively, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement. On December 11, 2019, the Company entered into a First Amendment to Assignment and Exclusive Cross-License Agreement with Aegea pursuant to which the Company obtained a royalty bearing license for a certain patent. On May 22, 2022, the Company entered into a Second Amendment to Assignment and Exclusive Cross-License Agreement with Aegea pursuant to which the Company obtained a royalty-free license for a certain patent and Aegea obtained certain patents. The Company agreed to pay Aegea, effective January 1, 2019, a royalty of 10% on the Company’s sale of research use only, or RUO, and import research use only reagents and kits in the field of oncology, where the sample types are tissue, whole blood, bone marrow, cerebrospinal fluid or derivatives of any of the foregoing. As of December 31, 2021 and September 30, 2022, no royalties have been accrued by the Company for royalty expenses related to this arrangement.

12. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed financial statements.

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

Our COVID-19 testing services were responsible for most of our revenues during the quarters ended September 30, 2021 and September 30, 2022 making up 99% and 85%, respectively. However, as a result of increased vaccination and immunization levels, as well as decreased COVID-19 hospitalizations, reported cases and mandatory COVID-19 testing, we are currently seeing reduced demand for our COVID-19 testing services and expect this trend to continue. We do not anticipate COVID-19 testing revenue beyond December 2022, absent a sustained, negative turn in the course of the pandemic.

In March 2022, the U.S. Health Resources and Services Administration, or HRSA, informed providers that, after March 22, 2022, it would stop accepting claims for testing and treatment for uninsured individuals under the HRSA COVID-19 Uninsured Program and that claims submitted prior to that date would be subject to eligibility and availability of funds. As of September 30, 2022, less than 10% of our net accounts receivable was associated with claims for reimbursement for COVID-19 testing of uninsured individuals. Although we believe that our estimates for implicit price concessions are appropriate, actual results could differ from those estimates. For further details on revenue and receivables, see Note 1 to the unaudited condensed financial statements.

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

Results of Operations

Three months ended September 30, 2021 and 2022

The following table sets forth certain information concerning our results of operations for the periods shown (dollars in thousands):

	For the Three Months Ended September 30,		Change
	2021	2022	$	%
Net revenues	$17,470	$5,587	$(11,883)	(68%)
Cost of revenues	11,265	5,776	(5,489)	(49%)
Research and development expenses	1,303	1,366	63	5%
General and administrative expenses	3,514	3,047	(467)	(13%)
Sales and marketing expenses	1,938	975	(963)	(50%)
Loss from operations	(550)	(5,577)	(5,027)	914%
Interest expense, net	(75)	(52)	23	(31%)
Other income, net	—	84	84	100%
Loss before income taxes	(625)	(5,545)	(4,920)	787%
Income tax expense	—	—	—	—
Net loss	$(625)	$(5,545)	$(4,920)	787%

Net Revenues

Net revenues were approximately $5.6 million for the three months ended September 30, 2022, compared with approximately $17.5 million for the same period in 2021, The decrease was primarily attributable to a decrease in RT-PCR COVID-19 testing.

The net estimated revenue per commercial accession delivered during the three months ended September 30, 2022 was $111, based on 49,874 commercial accessions delivered, while during the three months ended September 30, 2021 it was $114, based on 152,796 commercial accessions delivered. The decrease in net revenue per commercial accessions delivered was primarily due to lower payor reimbursement rates based on the payor-mix.

The following table sets forth certain information regarding commercial accessions received during the three months ended September 30, 2021 and 2022:

	For the Three Months Ended September 30,		Change
	2021	2022	# / $	%
# Commercial accessions delivered	152,796	49,874	(102,922)	(67%)
$ Value estimated per commercial accession delivered	$114	$111	$(3)	(3%)

Overall development revenues increased slightly compared with the same period in the prior year due to higher average value per development accession delivered. The following table sets forth certain information regarding development cases delivered during the three months ended September 30, 2021 and 2022:

	For the Three Months Ended September 30,		Change
	2021	2022	# / $	%
# Development services cases delivered	120	106	(14)	(12%)
$ Value estimated per development accession delivered	$284	$340	$56	20%

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $5.8 million for the three months ended September 30, 2022, compared with approximately $11.3 million for the same period in 2021. The decrease is primarily due to a decrease in our RT-PCR COVID-19 testing volume, including a $3.6 million decrease in direct materials and supplies, a $1.5 million decrease in direct labor costs, and a $0.3 million decrease in freight costs. Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, supplies, and other direct cost, as well as equipment depreciation and software amortization expense. Our cost of revenues as a percentage of net revenues was 64% and 103% for the three months ended September 30, 2021 and 2022, respectively.

Research and Development Expenses. Research and development expenses were approximately $1.4 million for the three months ended September 30, 2022, compared with approximately $1.3 million for the same period in 2021, remaining relatively consistent period over period. Research and development expenses in 2022 relate to lab materials and supplies and outside service costs for our FORESEE clinical trial. Research and development expenses in 2021 primarily related to materials used in our laboratory to advance our research programs. Research and development expenses are comprised of, but not limited to, personnel costs, material, shipping and other direct costs, computer and laboratory equipment maintenance and facility related costs.

General and Administrative Expenses. General and administrative expenses were approximately $3.0 million for the three months ended September 30, 2022, compared with approximately $3.5 million during the same period in 2021. General and administrative expenses are comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses. The decrease is predominately due to a $0.2 million decrease in stock-based compensation and a $0.2 million decrease in bonus related expense due to a reduction in headcount. Further, there was a decrease of $0.1 million in general legal expenses.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $0.9 million for the three months ended September 30, 2022, compared with approximately $1.9 million for the same period in 2021. Sales and marketing expenses are comprised of, but not limited to, personnel costs, which include commissions, trade show and other marketing related expenses, as well as office and other costs. Sales and marketing expenses decreased primarily due to a reduction in commissions expense of $0.4 million as a result of less revenue volume, a $0.2 million decrease in salaries and wages due to reduction in sales personnel, a $0.1 million decrease in training, conference, and seminar related expenses, as well as a decrease of $0.2 million in consulting, promotion, and outside service-related expenses.

Interest Expense, net. Interest expense, net were approximately $52,000 for the three months ended September 30, 2022, compared with approximately $75,000 for the same period in 2021.

Results of Operations

Nine months ended September 30, 2021 and 2022

The following table sets forth certain information concerning our results of operations for the periods shown (dollars in thousands):

	For the Nine Months Ended September 30,		Change
	2021	2022	$	%

Net revenues	$47,273	$36,143	$(11,130)	(24%)
Cost of revenues	27,733	24,133	(3,600)	(13%)
Research and development expenses	3,483	4,945	1,462	42%
General and administrative expenses	9,884	14,153	4,269	43%
Sales and marketing expenses	5,806	6,292	486	8%
Income (loss) from operations	367	(13,380)	(13,747)	(3,746%)
Interest expense	(219)	(269)	(50)	23%
Other income, net	-	84	84	100%
Income (loss) before income taxes	147	(13,565)	(13,712)	(9,328%)
Income tax expense	—	—	—	0%
Net income (loss)	$147	$(13,565)	$(13,712)	(9,328%)

Net Revenues

Net revenues were approximately $36.1 million for the nine months ended September 30, 2022, compared with approximately $47.3 million for the same period in 2021. The decrease was primarily attributable to a decrease in RT-PCR COVID-19 testing.

The net estimated revenue per commercial accession delivered during the nine months ended September 30, 2022 was $128, based on 280,709 commercial accessions delivered, while during the nine months ended September 30, 2021 it was $118, based on 398,197 commercial accessions delivered. The increase in net revenue per commercial accessions delivered was primarily due to higher payor reimbursement rates based on the payor-mix.

The following table sets forth certain information regarding commercial accessions received during the nine months ended September 30, 2021 and 2022:

	For the Nine Months Ended September 30,		Change
	2021	2022	# / $	%
# Commercial accessions delivered	398,197	280,709	(117,488)	(30%)
$ Value estimated per commercial accession delivered	$118	$128	$10	9%

Overall development revenues increased slightly compared with the same period in the prior year due to higher average value per development accession delivered. The following table sets forth certain information regarding development cases delivered during the nine months ended September 30, 2021 and 2022:

	For the Nine Months Ended September 30,		Change
	2021	2022	# / $	%
# Development services cases delivered	355	336	(19)	(5%)
$ Value per development services accession delivered	$301	$319	$18	6%

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $24.1 million for the nine months ended September 30, 2022, compared with approximately $27.7 million for the same period in 2021. The decrease is primarily due to a decrease in our RT-PCR COVID-19 testing volume, including a $4.7 million decrease in direct materials and supplies, offset primarily by a $1.2 million increase in direct labor due to off-site staffing resources related to our RT-PCR COVID-19 testing business. Cost of revenue are comprised of, but not limited to, expenses related to personnel costs, materials, supplies, and other direct cost, as well as equipment depreciation and software amortization expense. Our cost of revenues as a percentage of net revenues was 59% and 67% for the nine months ended September 30, 2021 and 2022, respectively.

Research and Development Expenses. Research and development expenses were approximately $4.9 million for the nine months ended September 30, 2022, compared with approximately $3.5 million for the same period in 2021. Research and development expenses are comprised of, but not limited to, personnel costs, material, shipping and other direct costs, computer and laboratory equipment maintenance and facility related costs. The increase is primarily due to an increase of $0.5 million in materials and supplies, an increase of $0.2 million in outside services, an increase of $0.1 million in sponsored research, and an increase of $0.4 million in salaries and benefits as a result of our FORESEE clinical trial.

General and Administrative Expenses. General and administrative expenses were approximately $14.2 million for the nine months ended September 30, 2022, compared with approximately $9.9 million during the same period in 2021. General and administrative expenses are comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses. The increase is predominately due to an increase in severance and stock-based compensation expenses of approximately $1.0 million and $1.5 million, respectively, due to the resignation of our former Chief Financial Officer and Chief Executive Officer and complying with the terms of their separation agreements, which required, among other terms, payment of salary, annual bonus, COBRA premiums and an acceleration of stock options previously granted. Furthermore, audit and accounting fees increased by approximately $0.7 million due to additional internal control review services performed and an increase in fees for the year end audit and interim reviews. Legal expenses increased by approximately $0.4 million due to increased services for SEC filings as well as legal costs associated with the sales commission settlement. Consulting services and recruiting related expensed increased by $0.4 million due to accounting and finance department hires.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $6.3 million for the nine months ended September 30, 2022, compared with approximately $5.8 million for the same period in 2021. Sales and marketing expenses are comprised of, but not limited to, personnel costs, which include commissions, trade show and other marketing related expenses, as well as office and other costs. The increase is primarily due to costs associated with the sales commissions settlement as well presentation materials, website updates and trade shows.

Interest Expenses, net. Interest expenses, net were approximately $269,000 for the nine months ended September 30, 2022 compared with approximately $219,000 for the same period in 2021. The increase is primarily attributable to the interest portion of the sales commission settlement.

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

Liquidity and Capital Resources

We are actively working to improve our financial position and enable the growth of our business, by raising new capital and generating revenues. As of September 30, 2022, our cash totaled $18.0 million.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2021	2022

Cash provided by (used in):
Operating activities	$2,126	$(9,047)
Investing activities	(982)	(671)
Financing activities	12,186	(1,125)
Net increase (decrease) in cash	$13,330	$(10,843)

Operating Activities. Net cash used in operating activities was approximately $9.0 million for the nine months ended September 30, 2022, compared with net cash provided by operating activities of approximately $2.1 million for the same period in 2021. The net decrease in cash used in operations was primarily related to our net loss in operations of $13.6 million. Exclusive of our non-cash transactions such as depreciation, amortization and stock-based compensation, cash used in operations was $4.0 million, primarily due to offset a reduction in accounts payable and accrual payments of $5.4 million based on timing of payments attributable to legal, accounting and audit fees, rent, as well as the payment of the sales commission settlement of $1.7 million. This is offset by a decrease in cash resulting from an increase of accounts receivable of $2.0 million.

Cash Used in Investing Activities. Net cash used in investing activities was approximately $0.7 million for the nine months ended September 30, 2022, compared with approximately $1.0 million in the same period in 2021. Cash used in investing activities was related to purchases of property and equipment in both periods.

Cash Provided by (used in) Financing Activities. Net cash used in financing activities was approximately $1.1 million for the nine months ended September 30, 2022, compared with net cash provided by financing activities of approximately $12.2 million for the same period in 2021. Our primary outflows of cash from financing activities during the nine months ended September 30, 2022 consisted of $0.5 million of supplier financing payments and $0.8 million of finance lease payments for equipment used in our laboratory operations. This is offset by net cash proceeds of $0.2 million from issuance of common stock from our at-the-market equity facility. Our primary sources of cash from financing activities during the nine months ended September 30, 2021 consisted of $13.5 million in net proceeds from our sale of common stock through our at-the-market equity facility, partially offset by $0.9 million of payments related to finance leases for equipment used in our laboratory operations, and $0.4 million of payments related to supplier and other third-party financing transactions.

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

In May 2021, we entered into the Sales Agreement with the Sales Agent, under which we may issue and sell from time to time up to $25.0 million of our common stock through or to the Sales Agent, as sales agent or principal. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During 2021, we received net proceeds of $14.1 million from the sale of our common stock and issued 3,428,680 shares of our common stock at a weighted average purchase price of $4.31 pursuant to the Sales Agreement. During the nine months ended September 30, 2022, we received net proceeds of approximately $0.2 million from the sale of our common stock and issued 208,609 shares of our common stock at a weighted average price of $1.32 pursuant to the Sales Agreement. As of September 30, 2022, $10.0 million of our common stock remained available for sale under the Sales Agreement.

As of September 30, 2022, our cash totaled $18.0 million. The COVID-19 testing revenue during 2021 provided us with increased levels of cash inflows from operations. However, we are currently seeing reduced demand for our COVID-19 testing services and do not anticipate COVID-19 testing revenue beyond December 2022, absent a sustained, negative turn in the course of the pandemic. Accordingly, management performed the review required for going concern accounting and does not believe the Company presently has sufficient liquidity to continue to operate for the next twelve months after the filing of this Quarterly report on Form 10-Q. The COVID-19 pandemic continues to evolve, and the extent to which COVID-19 may impact the Company’s business will depend on future developments, including whether the number of cases continues to decrease, the potential emergence of new variants, and testing policies of governments, businesses, and schools.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the material weaknesses in internal control over financial reporting described below, which have not yet been fully remediated.

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

Our management concluded that our internal control over financial reporting was not effective as of September 30, 2022, based on the material weaknesses described below which were discovered in connection with the Restatement and in connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2021 and in connection with the preparation of our Quarterly Report on Form 10-Q as of and for the three month period ended March 31, 2022, which have not yet been remediated.

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

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are in the process of implementing certain remedial measures related to our material weaknesses, as described below under “Remediation of Material Weaknesses”.

Remediation of Material Weaknesses

During the quarter ended September 30, 2022, we implemented certain improvements to our internal control and financial reporting processes to address the material weaknesses identified above. These improvements include the following:

•	We have continued the process of designing and implementing controls based off of the recommendations from the “Big Four” internal controls review.

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

Risks Relating to Our Financial Condition and Capital Requirements

We are a molecular oncology diagnostics company with a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability. *

We have historically incurred substantial net losses, including a net loss of approximately $5.5 million and $13.6 million for the three and nine months ended September 30, 2022, respectively. We are currently seeing reduced demand for our COVID-19 testing services and expect this trend to continue absent a negative and sustained turn in the course of the pandemic. Without high demand for our COVID-19 testing services, we will continue to incur net losses and negative cash flows from operations for the foreseeable future. At September 30, 2022, our accumulated deficit was approximately $279.9 million.

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

We expect to continue to incur significant expenses to develop and market products and diagnostic assays, which could make it difficult for us to achieve and sustain profitability. *

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. For the year ended December 31, 2021, and the nine months ended September 30, 2022, our research and development expenses were approximately $5.0 million and $4.9 million, respectively, and our sales and marketing expenses were approximately $8.3 million and $6.3 million, respectively. We expect our expenses to continue to increase for the foreseeable future as we conduct studies of our current products, assays and services and our planned future products, assays and services, continue to establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we need to generate significant revenues to achieve sustained profitability.

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

We expect to depend on Medicare and a limited number of private payers for a significant portion of our revenues and if these or other payers stop providing reimbursement or decrease the amount of reimbursement for our current assays and our planned future assays, our revenues could decline. *

Approximately 56% and 31% of total net revenues during the year ended December 31, 2021, and the nine months ended September 30, 2022, respectively, were associated with Medicare and CARES Act reimbursement. Approximately 17% and 15% of total net revenues during the year ended December 31, 2021, and the nine months ended September 30, 2022, respectively, were associated with Blue Cross Blue Shield reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare and Blue Cross Blue Shield covered portions of our current assays and our planned future assays would, without such contracted payer reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock. *

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum stockholders’ equity requirement, Nasdaq may take steps to de-list our common stock. For example, in May 2016, we received a letter from Nasdaq indicating that we are not in compliance with the minimum stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1), and in each of June 2016, November 2016, January 2018 and September 2019, we received letters from Nasdaq indicating that we were not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on The Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. We were able to regain compliance with the Nasdaq continued listing requirements discussed in the May 2016, June 2016, November 2016, January 2018 and September 2019 letters. In August 2022, we received a notice (the “August 2022 Notice”) from Nasdaq advising us that we were not in compliance with Nasdaq’s continued listing requirements under the Nasdaq Listing Rule 5250(c)(1) as a result of our failure to file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 in a timely manner. Under Nasdaq listing rules, we were afforded 60 calendar days from the receipt of the August 2022 Notice, or until October 17, 2022, to submit a plan to regain compliance with this requirement. We submitted such a plan to Nasdaq, which Nasdaq accepted, resulting in us being granted until February 13, 2023 to file the Form 10-Q and thereby gained compliance with this Nasdaq listing rule. We filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 on November 10, 2022, which was within the additional period granted by Nasdaq. However, it is possible that we will be unable to timely file future periodic reports in a timely manner. In addition, in October 2022, we received a letter from Nasdaq advising us that we are not in compliance with Nasdaq’s $1.00 minimum bid price requirement. We have 180 calendar days to regain compliance with the minimum bid price requirement and may be afforded an additional 180 days subject to certain conditions. There can be no assurance that we will be able to regain and maintain compliance with the continued listing requirements of the Nasdaq Capital Market. If we fail to regain and maintain compliance with Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with Nasdaq’s listing requirements.

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

In May 2021, we entered into the Sales Agreement with the Sales Agent, under which we may issue and sell from time to time up to $25,000,000 of our common stock through or to the Sales Agent, as sales agent or principal. Any sale of shares of our common stock under the Sales Agreement will be made under our shelf registration statement on Form S-3. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. As of September 30, 2022, approximately $10.0 million of our common stock remained available for sale under the Sales Agreement. Depending on a variety of factors, including market liquidity of our common stock, the sale of shares under this shelf registration statement may cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under this shelf registration statement, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire.

We had outstanding 17,058,770 shares of common stock as of September 30, 2022, most of which are not subject to resale restrictions under Rule 144 of the Securities Act. In addition, as of September 30, 2022, we have outstanding preferred stock convertible into 46,451 shares of our common stock, options to purchase 2,317,135 shares of our common stock and 852,479 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

BIOCEPT, INC.

Date: November 21, 2022	By:	/s/ Samuel D. Riccitelli
Samuel D. Riccitelli
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2022	By:	/s/ Antonino Morales
Antonino Morales
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)