Form 10-Q/A
period 2022-09-30
BIOCEPT INC
filed 2023-04-17
CIK 1044378

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

As of April 13, 2023 there were 17,777,185 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE

Biocept, Inc (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (the "Original Form 10-Q") filed with the Securities and Exchange Commission (the "SEC") on November 21, 2022.

Background of Restatement

On April 17, 2023, the Company filed a Current Report on Form 8-K disclosing that the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022 (the “Original March 31, 2022 Financial Statements”), June 30, 2022 (the “Original June 30, 2022 Financial Statements”) and September 30, 2022 (the “Original September 30, 2022 Financial Statements” and together with the Original March 31, 2022 Financial Statements and the Original June 30, 2022 Financial Statements, the “Original Financial Statements”) should not be relied upon.

While preparing the financial statements as of and for the year ended December 31, 2022, we discovered that there was an error in the inputs used within the black-scholes calculation for options granted in April 2019. Further, we discovered there was an error associated with the acceleration of stock-based compensation recorded in the Original March 31, 2022 Financial Statements. We determined that our review control over the completeness and accuracy of information used when calculating stock-based compensation expense did not operate effectively, resulting in a material error in the Original March 31, 2022 Financial Statements.

In addition, we discovered an error in our revenue and accounts receivable reconciliation process, such that the correct accounts receivable and corresponding revenue activity was not properly reflected in the Original June 30, 2022 Financial Statements. We also discovered through our revenue recognition and accounts reconciliation process that changes in payor class and implicit price concessions were not appropriately reflected in the Original September 30, 2022 Financial Statements, which is the period in which they were known. We determined that our review control over the completeness and accuracy of data used in estimating net revenues and accounts receivable, as well as our control over the reconciliation process did not operate effectively, resulting in a material error in the Original June 30, 2022 Financial Statements and the Original September 30, 2022 Financial Statements.

In this Amendment No. 1, the Company has restated the Original September 30, 2022 Financial Statements, including the notes thereto (collectively, the “Restatements”) to correct the material errors described above in each of the Original Financial Statements. In addition to financial statement data related to the Original September 30, 2022 Financial Statements, Note 2 to the unaudited financial statements includes (i) restated balance sheet data and statement of stockholders' equity as of March 31, 2022 and June 30, 2022, (ii) restated statements of operations data for the three months ended March 31, 2022 and the three and six months ended June 30, 2022, and (iii) restated statements of cash flow data for the three months ended March 31, 2022 and the six months ended June 30, 2022.

Internal Control Considerations

In connection with the Restatements, management has concluded that the Company had an additional material weakness in its internal control over financial reporting as it was determined that our review control over the completeness and accuracy of information used when calculating stock-based compensation expense did not operate effectively, resulting in a material error in the Original March 31, 2022 Financial Statements. Additionally, management has concluded that the errors related to revenue recognition and accounts receivable are part of the material weakness previously identified in the preparation of our Quarterly Report on Form 10-Q as of and for the three-month period ended March 31, 2022.

Items Amended in this Quarterly Report on Form 10-Q/A

This Amendment No. 1 sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the Restatements and the related disclosure controls and procedures and internal control considerations. Accordingly, the following items included in the Original Form 10-Q have been amended:

•
Part I, Item 1, Financial Statements
•
Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations
•
Part I, Item 4, Controls and Procedures
•
Part II, Item 1A, Risk Factors

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 1 currently dated certifications from its Interim President and Chief Executive Officer and its Interim Chief Financial Officer.

Except as described above, this Amendment No. 1 does not amend, update or change any other disclosures in the Original Form 10-Q. In addition, the information contained in this Amendment No. 1 does not reflect events occurring after the Original Form 10-Q and does not modify or update the disclosures therein, except to reflect matters related to the Restatements.

BIOCEPT, INC.

FORM 10-Q/A

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

Except with respect to statements in this Amendment No. 1 revised or provided to reflect the effects of the Restatements, forward-looking statements herein are as of the date of the Original Form 10-Q, filed with the Securities and Exchange Commission, or SEC, on November 21, 2022, unless specifically stated to be made as of a different date, and the Company has not updated forward-looking statements or information to reflect events occurring after the Original Form 10-Q.

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
•
our ability to obtain coverage and adequate reimbursement from governmental and other third-party payors for assays and services;
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
•
we may experience delays in transmitting claims to payors;
•
we may encounter manufacturing delays;
•
we may become exposed to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States;
•
general economic and business conditions may have a negative impact on our business;
•
our business may be effected by healthcare policy changes;
•
hospitals or other clients may not pay our invoices or third-party payors may not provide coverage and reimbursement or may breach, rescind or modify their contracts or reimbursement policies or delay payments;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.
Condensed Balance Sheets
(In thousands, except share and per share data)

	December 31,	September 30,
	2021	2022
		(unaudited)
Assets		(As Restated) (1)
Current assets:
Cash	$28,864	$18,021
Accounts receivable	13,786	6,396
Inventories, net	2,651	1,897
Prepaid expenses and other current assets	391	949
Total current assets	45,692	27,263
Fixed assets, net	2,401	2,853
Lease right-of-use assets - operating	9,026	8,624
Lease right-of-use assets - finance	2,842	2,598
Other non-current assets	456	392
Total assets	$60,417	$41,730

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,246	$3,040
Accrued liabilities	3,018	2,177
Current portion of lease liabilities - operating	426	494
Current portion of lease liabilities - finance	1,083	1,053
Supplier financing	-	384
Total current liabilities	11,773	7,148
Non-current portion of lease liabilities - operating	9,736	9,322
Non-current portion of lease liabilities - finance	1,428	1,009
Payor liability	-	6,105
Total liabilities	22,937	23,584
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 2,106 shares and 2,090 shares issued and outstanding at December 31, 2021 and September 30, 2022, respectively.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 16,849,805 shares and 17,058,770 shares issued and outstanding at December 31, 2021 and September 30, 2022, respectively.	2	2
Additional paid-in capital	303,829	306,874
Accumulated deficit	(266,351)	(288,730)
Total stockholders’ equity	37,480	18,146
Total liabilities and stockholders’ equity	$60,417	$41,730

(1) See Note 2 - Restatements, for discussion regarding the impacts of the Restatements

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.
Condensed Statements of Operations
(In thousands, except shares and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2022	2021	2022
		(As Restated) (1)		(As Restated) (1)
Net revenues	$17,470	$1,007	$47,273	$26,771
Costs and expenses:
Cost of revenues	11,265	5,776	27,733	24,132
Research and development expenses	1,303	1,366	3,483	4,940
General and administrative expenses	3,514	3,047	9,884	13,603
Sales and marketing expenses	1,938	975	5,806	6,290
Total costs and expenses	18,020	11,164	46,906	48,965
(Loss) income from operations	(550)	(10,157)	367	(22,194)
Other (expense):
Interest expense, net	(75)	(52)	(220)	(269)
Other income, net	-	84	-	84
Total other (expense) income:	(75)	32	(220)	(185)
(Loss) income before income taxes	(625)	(10,125)	147	(22,379)
Income tax expense	—	—	—	—
Net (loss) income	(625)	(10,125)	147	(22,379)
Net (loss) income attributable to common shareholders	$(625)	$(10,125)	$147	$(22,379)
Weighted-average shares outstanding used in computing net (loss) income per share attributable to common shareholders:
Basic	15,384,469	16,998,031	14,089,537	16,917,412
Diluted	15,384,469	16,998,031	14,330,477	16,917,412
Net (loss) income per common share:
Basic	$(0.04)	$(0.60)	$0.01	$(1.32)
Diluted	$(0.04)	$(0.60)	$0.01	$(1.32)

(1) See Note 2 - Restatements, for discussion regarding the impacts of the Restatements

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.
Condensed Statements of Stockholders' Equity
(In thousands, except for shares)
(Unaudited)
	Common Stock		Series A Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
					(As Restated) (1)	(As Restated) (1)	(As Restated) (1)
Balance at December 31, 2021	16,849,805	$2	2,106	$—	$303,829	$(266,351)	$37,480
Stock-based compensation expense	—	—	—	—	1,759	—	1,759
Shares issued upon conversion of preferred stock	356	—	(16)	—	—	—	—
Net loss	—	—	—	—	—	(2,210)	(2,210)
Balance at March 31, 2022	16,850,161	$2	2,090	$—	$305,588	$(268,561)	$37,029
Stock-based compensation expense	—	—	—	—	585	—	585
Shares issued for ATM transaction, net of issuance costs	72,707	—	—	—	94	—	94
Net loss	—	—	—	—	—	(10,044)	(10,044)
Balance at June 30, 2022	16,922,868	$2	2,090	$—	$306,267	$(278,605)	$27,664
Stock-based compensation expense	—	—	—	—	462	—	462
Shares issued for ATM transaction, net of issuance costs	135,902	—	—	—	145	—	145
Net loss	—	—	—	—	—	(10,125)	(10,125)
Balance at September 30, 2022	17,058,770	$2	2,090	$—	$306,874	$(288,730)	$18,146

	Common Stock		Series A Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2020	13,397,041	$1	2,111	$—	$287,218	$(263,527)	$23,692
Stock-based compensation expense	—	—	—	—	460	—	460
Shares issued upon exercise of common stock warrants	5,304	—	—	—	19	—	19
Shares issued upon conversion of preferred stock	23	—	—	—	—	—	—
Shares issued upon exercise of options	194	—	—	—	1	—	1
Net income	—	—	—	—	—	2,599	2,599
Balance at March 31, 2021	13,402,562	$1	2,111	$—	$287,698	$(260,928)	$26,771
Stock-based compensation expense	—	—	—	—	494	—	494
Shares issued for ATM transaction, net of issuance costs	908,044	—	—	—	3,914	—	3,914
Net loss	—	—	—	—	—	(1,827)	(1,827)
Balance at June 30, 2021	14,310,606	$1	2,111	$—	$292,106	$(262,755)	$29,352
Stock-based compensation expense	—	—	—	—	700	—	700
Shares issued for ATM transaction, net of issuance costs	2,357,988	1	—	—	9,575	—	9,576
Shares issued upon exercise of options	343	—	—	—	1	—	1
Net loss	—	—	—	—	—	(625)	(625)
Balance at September 30, 2021	16,668,937	$2	2,111	$-	302,382	(263,380)	39,004

(1) See Note 2 - Restatements, for discussion regarding the impacts of the Restatements

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)
	For the Nine Months Ended September 30,
	2021	2022
Cash Flows from Operating Activities		(As Restated) (1)
Net income (loss)	$147	$(22,379)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,082	1,217
Noncash operating lease expense	1,111	402
Stock-based compensation	1,655	2,806
Loss on disposal of fixed assets	4	9
Non-cash credit card rewards	-	79
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(1,827)	7,390
Inventory	(969)	754
Prepaid expenses and other current assets	2,087	286
Other non-current assets	(13)	23
Accounts payable	(569)	(4,553)
Accrued liabilities	(582)	(841)
Operating lease liability	-	(346)
Payor liability	-	6,105
Net cash provided by (used in) operating activities	2,126	(9,047)
Cash Flows from Investing Activities:
Purchases of fixed assets	(982)	(671)
Net cash used in investing activities	(982)	(671)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	13,489	239
Proceeds from exercise of common stock warrants	19	—
Proceeds from exercise of stock options	2	—
Payments on finance leases	(911)	(825)
Payments on supplier financing	(413)	(539)
Net cash provided by (used in) financing activities	12,186	(1,125)
Net increase (decrease) in cash	13,330	(10,843)
Cash at Beginning of Period	14,368	28,864
Cash at End of Period	27,698	18,021
Supplemental Cash Flow Information:
Interest	$219	$269

	2021	2022
Non-cash Investing and Financing Activities
Financed insurance premiums	$622	$672
Fixed assets purchased through financed lease obligations	$1,237	$360
Fixed assets within accounts payable	$147	$318

(1) See Note 2 - Restatements, for discussion regarding the impacts of the Restatements

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOCEPT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The Company, Business Activities and Basis of Presentation (As Restated)

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

Basis of Presentation

The accompanying unaudited condensed financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and on the basis that the Company will continue as a going concern (see Note 3). The accompanying unaudited condensed financial statements and notes do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Revenue Recognition and Accounts Receivable

The Company's commercial revenues are generated from diagnostic services provided to patient’s physicians and billed to third-party insurance payors such as managed care organizations, Medicare and Medicaid and patients for any deductibles, coinsurance or copayments that may be due. The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, or ASC 606, which requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

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
•
The Company is obligated to perform its diagnostic services upon receipt of a sample from a physician, and the patient and/or applicable payor are obligated to reimburse the Company for services rendered based on the patient’s insurance benefits.
•
Payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with the Centers for Medicare & Medicaid Services, or CMS, and applicable reimbursement contracts established between the Company and payors, unless the patient is a self-pay patient, whereby the Company bills the patient directly after the services are provided.
•
Once the Company delivers a patient’s assay result to the ordering physician, the contract with a patient has commercial substance, as the Company is legally able to collect payment and bill an insurer and/or patient, regardless of payor contract status or patient insurance benefit status.
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

Transaction Price

The transaction price is the amount of consideration that the Company expects to collect in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties, such as sales taxes. The consideration expected from a contract with a customer may include fixed amounts, variable amounts, or both. The Company’s gross commercial revenues billed, and corresponding gross accounts receivable, subject to price concessions to arrive at reported net revenues, which relate to differences between amounts billed and corresponding amounts estimated to be subsequently collected and is deemed to be variable although the variability is not explicitly stated in any contract. Rather, the variability is due to several factors, such as the payment history or lack thereof for third-party payors, reimbursement rate changes for contracted and non-contracted payors, any patient co-payments, deductibles or compliance incentives, the existence of secondary payors and claim denials. The Company estimates the amount of variable consideration using the most likely amount approach to estimating variable consideration for third-party payors, including direct patient bills, whereby the estimated reimbursement for services is established by payment histories on CPT codes for each payor, or similar payor types. When no payment history is available, the value of the account is estimated at Medicare rates, with additional other payor-specific reserves taken as appropriate. Collection periods for billings on commercial revenues range from less than 30 days to several months, depending on the contracted or non-contracted nature of the payor, among other variables. The estimates of amounts that will ultimately be realized from commercial diagnostic services for non-contracted payors require significant judgment by management.

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

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the three and nine months ended September 30, 2022, disaggregated by source and nature, are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2022	2021	2022
		(As Restated)		(As Restated)
Net revenues from non-contracted payors	$6,084	$163	$22,484	$18,396
Net revenues from contracted payors*	11,280	790	24,514	8,192
Net commercial revenues	17,364	953	46,998	26,588
Development services revenues	35	54	107	183
Kits and Specimen Collection Tubes (SCTs)	71	—	168	—
Total net revenues	$17,470	$1,007	$47,273	$26,771

*Includes Medicare, Medicare Advantage and CARES Act as reimbursement amounts are fixed.

Revenues for the three and nine months ended September 30, 2022 included $0.9 million and $26.6 million, respectively, in commercial test revenues. At September 30, 2022, unbilled accounts receivable totaled approximately $2.8 million.

Concentrations of credit risk with respect to revenues are primarily limited to geographies to which the Company provides a significant volume of its services, and to specific third-party payors of the Company’s services such as Medicare, insurance companies, and other third-party payors. The Company’s client base consists of many geographically dispersed clients diversified across various customer types.

The Company's third-party payors that represent more than 10% of total net revenues in any period presented during the three and nine months ended September 30, 2021 and 2022 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2022	2021	2022
		(As Restated)		(As Restated)
Medicare and Medicare Advantage/CARES Act	62%	15%	51%	35%
Blue Cross Blue Shield	10%	0%	21%	15%
Kaiser Permanente	0%	23%	0%	16%

The Company's third-party payors that represent more than 10% of total accounts receivable at December 31, 2021 and September 30, 2022 were as follows:

	December 31,	September 30,
	2021	2022
		(As Restated)
Medicare and Medicare Advantage/CARES Act	31%	7%
Blue Cross Blue Shield	19%	22%

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

2. Restatement of Previously Issued Financial Statements

As a result of the correction of the errors noted in the Explanatory Note, the following adjustments have been made to the Original Financial Statements

•
The Original March 31, 2022 Financial Statements have been restated (condensed to show the impact of the Restatements on the applicable line items) to reflect an error of approximately $0.6 million associated with stock-based compensation due to acceleration of stock-based compensation as well as an error associated with inputs used in the black-scholes model.
•
The Original June 30, 2022 Financial Statements have been restated (condensed to show the impact of the Restatements on the applicable line items) to reflect an error of approximately $4.8 million associated with our revenue recognition and accounts receivable reconciliation process such that the correct accounts receivable and corresponding revenue activity was not properly reflected. The carryover effects of the correction of the Original March 31, 2022 Financial Statements of approximately $0.6 million noted above have also been included.
•
The Original September 30, 2022 Financial Statements have been restated to reflect an error of approximately $4.6 million associated with our revenue recognition and accounts receivable process. The error relates to not reflecting changes in payor class and implicit price concessions in the period in which they were known. The carryover effects of the correction of the Original March 31, 2022 Financial Statements of approximately $0.6 million and the carryover effect of the correction of the Original June 30, 2022 Financial Statements of approximately $4.8 million noted above have also been included.

The following tables present the impact of the Restatements to the applicable line items in the Original Financial Statements:

	March 31, 2022			June 30, 2022			September 30, 2022
Balance Sheet	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Assets
Current assets:
Accounts receivable	$16,351	$-	$16,351	$17,376	$(4,792)	$12,584	$15,768	$(9,372)	$6,396
Total current assets	47,584	-	47,584	43,778	(4,792)	38,986	36,635	(9,372)	27,263
Total assets	61,944	-	61,944	58,142	(4,792)	53,350	51,102	(9,372)	41,730

Liabilities and Stockholders' Equity
Additional paid-in capital	306,146	(558)	305,588	306,825	(558)	306,267	307,432	(558)	306,874
Accumulated deficit	(269,119)	558	(268,561)	(274,371)	(4,234)	(278,605)	(279,916)	(8,814)	(288,730)
Total stockholders’ equity	37,029	-	37,029	32,456	(4,792)	27,664	27,518	(9,372)	18,146
Total liabilities and stockholders’ equity	61,944	-	61,944	58,142	(4,792)	53,350	51,102	(9,372)	41,730

	For the Three Months Ended March 31,
	2022
Statement of Operation	As previously reported	Adjustments	As restated
Costs and expenses:
Cost of revenues	$10,335	$(1)	$10,334
Research and development expenses	1,851	(5)	1,846
General and administrative expenses	6,806	(550)	6,256
Sales and marketing expenses	3,660	(2)	3,658
Total costs and expenses	$22,652	$(558)	$22,094
Loss from operations	(2,707)	558	(2,149)
Loss before income taxes	(2,768)	558	(2,210)
Net loss	(2,768)	558	(2,210)
Net loss attributable to common stockholders	(2,768)	558	(2,210)
Net loss per common share:			-
Basic	$(0.16)	$0.03	$(0.13)
Diluted	$(0.16)	$0.03	$(0.13)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022			2022
Statement of Operation	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Net revenues	$10,611	$(4,792)	$5,819	$30,555	$(4,792)	$25,763
Costs and expenses:
Cost of revenues	8,023	-	8,023	18,358	(1)	18,357
Research and development expenses	1,729	-	1,729	3,579	(5)	3,574
General and administrative expenses	4,300	-	4,300	11,106	(550)	10,556
Sales and marketing expenses	1,656	-	1,656	5,316	(2)	5,314
Total costs and expenses	$15,708	$-	$15,708	$38,359	$(558)	$37,801
Loss from operations	(5,097)	(4,792)	(9,889)	(7,804)	(4,234)	(12,038)
Loss before income taxes	(5,252)	(4,792)	(10,044)	(8,021)	(4,234)	(12,255)
Net loss	(5,252)	(4,792)	(10,044)	(8,021)	(4,234)	(12,255)
Net loss attributable to common stockholders	(5,252)	(4,792)	(10,044)	(8,021)	(4,234)	(12,255)
Net loss per common share:
Basic	$(0.31)	$(0.28)	$(0.59)	$(0.48)	$(0.25)	$(0.73)
Diluted	$(0.31)	$(0.28)	$(0.59)	$(0.48)	$(0.25)	$(0.73)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022			2022
Statement of Operation	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Net revenues	$5,587	$(4,580)	$1,007	$36,143	$(9,372)	$26,771
Costs and expenses:
Cost of revenues	5,776	—	5,776	24,133	(1)	24,132
Research and development expenses	1,366	—	1,366	4,945	(5)	4,940
General and administrative expenses	3,047	—	3,047	14,153	(550)	13,603
Sales and marketing expenses	975	—	975	6,292	(2)	6,290
Total costs and expenses	$11,164	$-	$11,164	$49,523	$(558)	$48,965
Loss from operations	(5,577)	(4,580)	(10,157)	(13,380)	(8,814)	(22,194)
Loss before income taxes	(5,545)	(4,580)	(10,125)	(13,565)	(8,814)	(22,379)
Net loss	(5,545)	(4,580)	(10,125)	(13,565)	(8,814)	(22,379)
Net loss attributable to common stockholders	(5,545)	(4,580)	(10,125)	(13,565)	(8,814)	(22,379)
Net loss per common share:			-
Basic	$(0.33)	$(0.27)	$(0.60)	$(0.80)	$(0.52)	$(1.32)
Diluted	$(0.33)	$(0.27)	$(0.60)	$(0.80)	$(0.52)	$(1.32)

	For the Three Months Ended March 31,			For the Six Months Ended June 30,			For the Nine Months Ended September 30,
	2022			2022			2022
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Cash Flows from Operating Activities
Net loss	$(2,768)	$558	$(2,210)	$(8,021)	$(4,234)	$(12,255)	$(13,565)	$(8,814)	$(22,379)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	2,317	(558)	1,759	2,902	(558)	2,344	3,364	(558)	2,806
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(2,564)	—	(2,564)	(3,589)	4,792	1,203	(1,982)	9,372	7,390

3. Liquidity (As Restated)

As of September 30, 2022, cash totaled $18.0 million and the Company had an accumulated deficit of $288.7 million. For the nine months ended September 30, 2022, the Company incurred a net loss of $22.4 million.

The Company has historically funded its operations primarily through sales of its equity securities. For the year ended December 31, 2021, revenue from the Company’s COVID-19 testing business provided an increased level of cash flow. During the quarter ended September 30, 2022, net revenues were approximately $1.0 million compared with approximately $17.5 million for the same period in the prior year.

The Company incurred operating losses for the three and nine months ended September 30, 2022, as well as for the three months ended September 30, 2021. The Company had income from operations for the nine months ended September 30, 2021. The Company had net cash used to fund operations for the three and nine months ended September 30, 2022. The Company does not anticipate it will be profitable until, if ever, it has commercial expansion of its proprietary clinical diagnostic laboratory assays designed to identify rare tumor cells from cerebrospinal fluid, trademarked as CNSide. Accordingly, management performed the required going concern assessment and determined substantial doubt exists about the Company's ability to continue as a going concern within one year after the issuance date of this Amendment No. 1. We currently expect that our existing resources will only be sufficient to fund our planned operations and expenditures into the third quarter of 2023. Management intends to continue its efforts to contain costs, reducing staff, and to raise additional capital until it ultimately generates sufficient cash to support operations from commercial sales. Management’s plans are based on events that are not within its control and therefore substantial doubt about the Company’s ability to continue as a going concern has not been alleviated.

4. Sales of Equity Securities

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

5. Balance Sheet Details

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

6. Payor Liability

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

7. Leases

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

8. Stock-Based Compensation (As Restated)

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

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statements of operations and comprehensive loss during the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2022	2021	2022
Stock Options		(As Restated) (1)		(As Restated) (1)
Cost of revenues	$184	$149	$391	$540
Research and development expenses	68	48	162	258
General and administrative expenses	344	163	866	1,660
Sales and marketing expenses	105	102	236	348
Total expenses related to stock options	$701	$462	$1,655	$2,806

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

10. Net Income (Loss) per Common Share

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

12. Related Party Transactions

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

13. Subsequent Events

The Company has evaluated subsequent events through the filing of this Amendment No. 1, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed financial statements.

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

Restatement of Previously Issued Financial Statements

As discussed in the Explanatory Note to this Amendment No. 1 and Note 2-Restatement, included in the interim financial statements, the Company has restated certain information contained in its previously issued unaudited interim condensed financial statements as of and for periods ended March 31, 2022, June 30, 2022, September 30, 2022 (the "Relevant Periods") related to the failure to consider changes in payor class and implicit price concessions in billings, as well as the failure to use complete and accurate information when recorded stock-based compensation. In this Amendment No. 1, the Company has restated the related financial statement line items for the Relevant Periods impacted. In addition, for further information regarding the matters leading to the Restatements and related findings with respect to the Company’s disclosure controls and procedures and internal control over financial reporting, refer to Item 4. Controls and Procedures in Part I of this Amendment No. 1.

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

Revenues

The Company's commercial revenues are generated from diagnostic services provided to patient’s physicians and billed to third-party insurance payors such as managed care organizations, Medicare and Medicaid and patients for any deductibles, coinsurance or copayments that may be due. The Company recognizes revenue in accordance with Accounting Standards Codification (Topic 606),

Revenue from Contracts with Customers, or ASC 606, which requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

We bill third-party payors on a fee-for-service basis at our list price and third-party commercial revenue is recorded net of contractual discounts, payor-specific allowances and other reserves. Our development services revenues are supported by contractual agreements and generated from assay development services provided to entities, as well as certain other diagnostic services provided to physicians. Diagnostic services are completed upon the delivery of assay results to the prescribing physician, at which time we bill for the service.

Our gross commercial revenues billed are subject to estimated deductions for such contractual discounts, payor-specific allowances and other reserves to arrive at reported net revenues, which relate to differences between amounts billed and corresponding amounts estimated to be subsequently collected. These third-party payor discounts and sales allowances are estimated based on a number of assumptions and factors, including historical payment trends, seasonality associated with the annual reset of patient deductible limits on January 1 of each year, and current and estimated future payments. The estimates of amounts that will ultimately be realized from commercial diagnostic services require significant judgment by us. Patients do not enter into direct agreements with us that commit them to pay any portion of the cost of the tests in the event that they have not met their annual deductible limit under their insurance policy, if any, or if their insurance otherwise declines to reimburse us. Adjustments to the estimated payment amounts are recorded at the time of final collection and settlement of each transaction as an adjustment to net revenue.

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

Results of Operations

Three months ended September 30, 2021 and 2022

The following table sets forth certain information concerning our results of operations for the periods shown (dollars in thousands):

	For the Three Months Ended September 30,		Change
	2021	2022	$	%
		(As Restated)
Net revenues	$17,470	$1,007	$(16,463)	(94%)
Cost of revenues	11,265	5,776	(5,489)	(49%)
Research and development expenses	1,303	1,366	63	5%
General and administrative expenses	3,514	3,047	(467)	(13%)
Sales and marketing expenses	1,938	975	(963)	(50%)
Loss from operations	(550)	(10,157)	(9,607)	1,747%
Interest expense, net	(75)	(52)	23	(31%)
Other income, net	—	84	84	100%
Loss before income taxes	(625)	(10,125)	(9,500)	1,520%
Income tax expense	—	—	—	—
Net loss	$(625)	$(10,125)	$(9,500)	1,520%

Net Revenues

Net revenues were approximately $1.0 million for the three months ended September 30, 2022, compared with approximately $17.5 million for the same period in 2021. The decrease was primarily attributable to a decrease in RT-PCR COVID-19 testing and the impact of implicit price concessions due to payor class changes.

The net estimated revenue per commercial accession delivered during the three months ended September 30, 2022 was $19, based on 49,874 commercial accessions delivered, while during the three months ended September 30, 2021 it was $114, based on 152,796 commercial accessions delivered. The decrease in net revenue per commercial accessions delivered was primarily due to lower payor reimbursement rates based on the payor-mix and changes in implicit price concessions.

The following table sets forth certain information regarding commercial accessions received during the three months ended September 30, 2021 and 2022:

	For the Three Months Ended September 30,		Change
	2021	2022	# / $	%
		(As Restated)
# Commercial accessions delivered	152,796	49,874	(102,922)	(67%)
$ Value estimated per commercial accession delivered	$114	$19	$(95)	(83%)

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

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $5.8 million for the three months ended September 30, 2022, compared with approximately $11.3 million for the same period in 2021. The decrease is primarily due to a decrease in our RT-PCR COVID-19 testing volume, including a $3.6 million decrease in direct materials and supplies, a $1.5 million decrease in direct labor costs, and a $0.3 million decrease in freight costs. Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, supplies, and other direct cost, as well as equipment depreciation and software amortization expense. Our cost of revenues as a percentage of net revenues was 64% and 573% for the three months ended September 30, 2021 and 2022, respectively.

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

Results of Operations

Nine months ended September 30, 2022

The following table sets forth certain information concerning our results of operations for the periods shown (dollars in thousands):

	For the Nine Months Ended September 30,		Change
	2021	2022	$	%
		(As Restated)
Net revenues	$47,273	$26,771	$(20,502)	(43%)
Cost of revenues	27,733	24,132	(3,601)	(13%)
Research and development expenses	3,483	4,940	1,457	42%
General and administrative expenses	9,884	13,603	3,719	38%
Sales and marketing expenses	5,806	6,290	484	8%
Income (loss) from operations	367	(22,194)	(22,561)	(6,147%)
Interest expense	(219)	(269)	(50)	23%
Other income, net	-	84	84	100%
Income (loss) before income taxes	147	(22,379)	(22,527)	(15,324%)
Income tax expense	—	—	—	0%
Net income (loss)	$147	$(22,379)	$(22,526)	(15,324%)

Net Revenues

Net revenues were approximately $26.8 million for the nine months ended September 30, 2022, compared with approximately $47.3 million for the same period in 2021. The decrease was primarily attributable to a decrease in RT-PCR COVID-19 testing and the impact of change in implicit price concessions due to payor class changes.

The net estimated revenue per commercial accession delivered during the nine months ended September 30, 2022 was $95, based on 280,709 commercial accessions delivered, while during the nine months ended September 30, 2021 it was $118, based on 398,197 commercial accessions delivered. The decrease in net revenue per commercial accessions delivered was primarily due to lower payor reimbursement rates based on the payor-mix and changes in implicit price concessions.

The following table sets forth certain information regarding commercial accessions received during the nine months ended September 30, 2021 and 2022:

	For the Nine Months Ended September 30,		Change
	2021	2022	# / $	%
		(As Restated)
# Commercial accessions delivered	398,197	280,709	(117,488)	(30%)
$ Value estimated per commercial accession delivered	$118	$95	$(23)	(19%)

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

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $24.1 million for the nine months ended September 30, 2022, compared with approximately $27.7 million for the same period in 2021. The decrease is primarily due to a decrease in our RT-PCR COVID-19 testing volume, including a $4.7 million decrease in direct materials and supplies, offset primarily by a $1.2 million increase in direct labor due to off-site staffing resources related to our RT-PCR COVID-19 testing business. Cost of revenue are comprised of, but not limited to, expenses related to personnel costs, materials, supplies, and other direct cost, as well as equipment depreciation and software amortization expense. Our cost of revenues as a percentage of net revenues was 59% and 90% for the nine months ended September 30, 2021 and 2022, respectively.

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
		(As Restated) (1)
Cash provided by (used in):
Operating activities	$2,126	$(9,047)
Investing activities	(982)	(671)
Financing activities	12,186	(1,125)
Net increase (decrease) in cash	$13,330	$(10,843)

Operating Activities. Net cash used in operating activities was approximately $9.0 million for the nine months ended September 30, 2022, compared with net cash provided by operating activities of approximately $2.1 million for the same period in 2021. The net decrease in cash used in operations was primarily related to our net loss in operations of $22.4 million. Exclusive of our non-cash transactions such as depreciation, amortization and stock-based compensation, cash used in operations was $4.4 million, primarily due to offset a reduction in accounts payable and accrual payments of $5.4 million based on timing of payments attributable to legal, accounting and audit fees, rent, as well as the payment of the sales commission settlement of $1.7 million. This is offset by a decrease in cash resulting from an increase of accounts receivable of $7.4 million.

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

Following the original issuance of our financial statements for the three and nine months ended September 30, 2021 included in our quarterly report on Form 10-Q, filed with the SEC on November 15, 2021 (the “Original September 30, 2021 Financial Statements”), we discovered that we had failed to accrue for, and reflect in the Original September 30, 2021 Financial Statements, certain expenses incurred during the third quarter of 2021 in the amount of approximately $1.1 million. This resulted in the restating of our financial statements as of and for the nine months ended September 30, 2021. We determined that our review control over the completeness and accuracy of our accounts payable did not operate effectively, resulting in a material error in the Original September 30, 2021 Financial Statements.

In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2021 and the preparation of our Quarterly Report on Form 10-Q as of and for the three month period ended March 31, 2022, we discovered additional material weaknesses related to the (i) operating effectiveness of our internal controls to determine certain estimates and the timely review of such estimates and (ii) operating effectiveness of our internal controls to review and approve certain revenue related manual journal entries, including the review of the completeness and accuracy of information used.

While preparing the financial statements as of and for the year ended December 31, 2022, we discovered that there was an error in the inputs used within the black-scholes calculation for options granted in April 2019. Further, we discovered there was an error associated with the acceleration of stock-based compensation recorded in the Original March 31, 2022 Financial Statements. We determined that our review control over the completeness and accuracy of information used when calculating stock-based compensation expense did not operate effectively, resulting in a material error in the Original March 31, 2022 Financial Statements.

In addition, we discovered that we failed to consider, through our revenue recognition and account reconciliation process, and reflect in the Original June 30, 2022 Financial Statements and the Original September 30, 2022 Financial Statements, changes in payor class and implicit price concessions. We determined that our review control over the completeness and accuracy of data used in estimating net revenues and accounts receivable, as well as our control over the reconciliation process, did not operate effectively, resulting in material errors in the Original June 30, 2022 Financial Statement and the Original September 30, 2022 Financial Statements. The lack of operating effectiveness of these controls relates to the material weakness previously identified as part of the preparation of our Quarterly Report on Form 10-Q as of and for the three month period ended March 31, 2022.

None of these material weaknesses has been remediated.

Management concluded that our internal control over financial reporting was not effective as of September 30, 2022, based on the material weaknesses described above. In summary, we had the following material weaknesses in our internal control over financial reporting as of September 30, 2022:

1.
The operating effectiveness of our internal controls to timely identify and report all our outstanding invoices and potential unrecorded liabilities.
2.
The operating effectiveness of our internal controls to determine certain estimates and the timely review of such estimates.
3.
The operating effectiveness of our internal controls to review and approve certain revenue related manual journal entries, including the review of the completeness and accuracy of information used.

4.
The operating effectiveness of our control over the completeness and accuracy of information used to calculate stock-based compensation.

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

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are in the process of designing and implementing certain remedial measures related to our material weaknesses, as described below under “Remediation of Material Weaknesses”.

Remediation of Material Weaknesses

During the quarter ended September 30, 2022, we implemented certain improvements to our internal control and financial reporting processes to address the material weaknesses identified above in nos. 1-3. These improvements include the following:

•
We have continued the process of designing and implementing controls based off of the recommendations from the “Big Four” internal controls review.

The material weakness described in no. 4 above was not discovered during the quarter ended September 30, 2022.

We are committed to maintaining a strong internal control environment and implementing measures to ensure that the control deficiencies identified above are remediated as soon as possible. Management is in the process of implementing a remediation plan, which includes steps to design and implement new controls and expand the review of any potential unrecorded liabilities.

We have implemented certain aspects of our remediation plan but will need to design and implement additional controls related to the material weaknesses identified above. Moreover, we do not believe that any of our remedial controls have been fully implemented or operated for a sufficient period of time or number of occurrences to allow for sufficient testing to determine the controls’ operating effectiveness.

The remediation actions are being monitored by the Audit Committee of our Board of Directors.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As described above in the Explanatory Note to this Amendment No. 1, this Amendment No. 1 does not reflect events occurring after the Original Form 10-Q other than the Restatements and does not modify or update the disclosures herein, except to reflect the effects of the Restatements. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the complete text of this Item 1A, as amended solely to reflect matters related to the Restatements, is set forth below.

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

Risks Relating to Our Financial Condition and Capital Requirements

We are a molecular oncology diagnostics company with a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability. *

We have historically incurred substantial net losses, including a net loss of approximately $10.5 million and $18.5 million for the three and nine months ended September 30, 2022, respectively. We are currently seeing reduced demand for our COVID-19 testing services and expect this trend to continue absent a negative and sustained turn in the course of the pandemic. Without high demand for our COVID-19 testing services, we will continue to incur net losses and negative cash flows from operations for the foreseeable future. At September 30, 2022, our accumulated deficit was approximately $284.9 million.

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

• our ability to continue to fund planned sales and marketing activities; and

• whether private health insurers, government health programs and other third-party payors will adopt liquid biopsy-based assays in their guidelines, or cover such diagnostic assays and, if so, whether they will adequately reimburse us.

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

Some of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced, less complex assays that payors, medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians could view as functionally equivalent to our current or planned future assays, which could force us to lower the list price of our assays and impact our operating margins and our ability to achieve and maintain profitability. In addition, technological innovations that result in the creation of enhanced products or diagnostic tools that are more sensitive or specific or offer more content than ours may enable other clinical laboratories, hospitals, physicians or medical providers to provide specialized products or diagnostic assays similar to ours in a more patient-friendly, efficient or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, we may be unable to increase or create market acceptance and sales of our current or planned future products or assays, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability.

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

To generate demand for our current products, assays and services and our planned future products, assays and services, we will need to educate medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists, and other physicians and other health care professionals, as well as laboratory and medical equipment suppliers, on the clinical utility, benefits and value of the products, assays and services we provide through published papers, presentations at scientific conferences, educational programs and one-on-one education sessions by members of our sales force. In addition, we need to educate medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians of our ability to obtain and maintain coverage and adequate reimbursement from third-party payors. We need to hire additional commercial, scientific, technical and other personnel to support this process. Unless an adequate number of medical practitioners order our current assays and our planned future assays, or unless an adequate number of laboratory supply distributors order our current and planned future products, we will likely be unable to create demand in sufficient volume for us to achieve sustained profitability. Our ability to interface with physicians and other medical professionals has been, and may in the future be, impacted by the ongoing COVID-19 pandemic.

Clinical utility studies are important in demonstrating to both customers and payors an assay’s clinical relevance and value. If we are unable to identify collaborators willing to work with us to conduct clinical utility studies, or the results of those studies do not demonstrate that an assay provides clinically meaningful information and value, commercial adoption of such assay may be slow, which would negatively impact our business. *

Clinical utility studies show when and how to use a clinical test or assay and describe the particular clinical situations or settings in which it can be applied and the expected results. Clinical utility studies also show the impact of the test or assay results on patient care and management. Clinical utility studies are typically performed with collaborating oncologists or other physicians at medical centers and hospitals, analogous to a clinical trial, and generally result in peer-reviewed publications. Sales and marketing representatives use these publications to demonstrate to customers how to use a clinical test or assay, as well as why they should use it. These publications are also used with payors to obtain coverage for a test or assay, helping to assure there is appropriate reimbursement.

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

Billing for clinical laboratory assay services is complex, time-consuming and expensive. Depending on the billing arrangement and applicable law, we bill various payors, including Medicare, insurance companies and patients, all of which have different billing requirements. We generally bill third-party payors for our diagnostic assays and pursue reimbursement on a case-by-case basis where pricing contracts are not in place. To the extent laws or contracts require us to bill patient co-payments or co-insurance, we must also comply with these requirements. We may also face increased risk in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles, which could adversely affect our business, results of operations and financial condition.

Several factors make the billing process complex, including:

• differences between the list price for our assays and the reimbursement rates of payors;

• compliance with complex federal and state regulations related to billing Medicare;

• risk of government audits related to billing Medicare;

• disputes among payors as to which party is responsible for payment;

• differences in coverage and in information and billing requirements among payors, including the need for prior authorization and/or advanced notification;

• the effect of patient co-payments or co-insurance;

• changes to billing codes and/or coverage policies that apply to our assays;

• incorrect or missing billing information; and

• the resources required to manage the billing and claims appeals process.

We use standard industry billing codes, known as Current Procedural Terminology, or CPT, codes, to bill for our diagnostic assays. These codes can change over time. When codes change, there is a risk of an error being made in the claim adjudication process. These errors can occur with claims submission, third-party transmission or in the processing of the claim by the payor. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment received. Coding changes, therefore, may have an adverse effect on our revenues. There can be no assurance that payors will recognize these codes in a timely manner or that the process of transitioning to such a code and updating their billing systems and ours will not result in errors, delays in payments and a related increase in accounts receivable balances.

As we introduce new assays, we will need to add new codes to our billing process as well as our financial reporting systems. Failure or delays in effecting these changes in external billing and internal systems and processes could negatively affect our collection rates, revenue and cost of collecting.

Additionally, our billing activities require us to implement compliance procedures and oversight, train and monitor our employees, challenge coverage and payment denials, assist patients in appealing claims, and undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Payors also conduct external audits to evaluate payments, which add further complexity to the billing process. If the payor makes an overpayment determination, there is a risk that we may be required to return some portion of prior payments we have received. These billing complexities, and the related uncertainty in obtaining payment for our assays, could negatively affect our revenue and cash flow, our ability to achieve profitability, and the consistency and comparability of our results of operations.

We rely on third-party billing provider software, and an in-house billing function, to transmit claims to payors, and any delay in transmitting claims could have an adverse effect on our revenue.

While we manage the overall processing of claims, we rely on third-party billing provider software to transmit the actual claims to payors based on the specific payor billing format. We have previously experienced delays in claims processing when our third-party provider made changes to its invoicing system. Additionally, coding for diagnostic assays may change, and such changes may cause short-term billing errors that may take significant time to resolve. If claims are not submitted to payors on a timely basis or are erroneously submitted, or if we are required to switch to a different software provider to handle claim submissions, we may experience delays in our ability to process these claims and receipt of payments from payors, or possibly denial of claims for lack of timely submission, which would have an adverse effect on our revenue and our business.

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

We and the third parties upon whom we rely are subject to a variety of evolving threats, including but are not limited to social engineering attacks (including through phishing attacks), software bugs, malicious code (such as viruses and worms), denial-of-service attacks (such as credential stuffing), ransomware attacks, supply chain attacks, malware installation (including as a result of advanced persistent threat intrusions), server malfunction, ransomware attacks, supply-chain attacks, software or hardware failures, loss of data or other computer assets, adware, physical break-ins, fires, telecommunications or network failures, malicious human acts, natural disasters, or other similar issues. Ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of sensitive information (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Despite the security controls we have in place, such attacks are very difficult to avoid. The COVID-19 pandemic and our partially remote workforce poses increased risks to our information technology systems and data, as more of our employees work from utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure of any security incident or the failure to comply with such requirements could lead to adverse consequences. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business, such as preventing us from processing assays; providing assay results to medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists, and other physicians; billing payors; processing reimbursement appeals; handling patient or physician inquiries; conducting research and development activities and managing the administrative aspects of our business.

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

Medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians may not order our current assays and our planned future assays unless third-party payors, such as managed care organizations and government payors (e.g., Medicare and Medicaid), pay a substantial portion of the assay price. Coverage and reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that assays using our technologies are:

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

Because each payor generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse our diagnostic assays, seeking payor approvals is a time-consuming and costly process. We cannot be certain that coverage for our current assays and our planned future assays will be provided in the future by additional third-party payors or that existing agreements, policy decisions or reimbursement levels will remain in place or be fulfilled under existing terms and provisions. If we cannot obtain coverage and adequate reimbursement from private and governmental payors such as Medicare and Medicaid for our current assays, or new assays or assay enhancements that we may develop in the future, our ability to generate revenues could be limited, which may have a material adverse effect on our financial condition, results of operations and cash flow. Further, we may experience delays and interruptions in the receipt of payments from third-party payors due to missing documentation and/or other issues, which could cause delay in collecting our revenue.

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

We expect to depend on Medicare and a limited number of private payors for a significant portion of our revenues and if these or other payors stop providing reimbursement or decrease the amount of reimbursement for our current assays and our planned future assays, our revenues could decline. *

Approximately 56% and 35% of total net revenues during the year ended December 31, 2021, and the nine months ended September 30, 2022, respectively, were associated with Medicare and CARES Act reimbursement. Approximately 17% and 15% of total net revenues during the year ended December 31, 2021, and the nine months ended September 30, 2022, respectively, were associated with Blue Cross Blue Shield reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare and Blue Cross Blue Shield covered portions of our current assays and our planned future assays would, without such contracted payor reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

In addition, we are currently considered a “non-contracted provider” by many private payors because we have not entered into a specific contract to provide diagnostic assays to their insured patients at specified rates of reimbursement. Additionally, a significant amount of our non-Medicare business (private payors) has historically not been contracted, and reimbursement for this business has historically not been at “in network” rates and has therefore been inconsistent. We first began to contract private payor networks in 2015, and since then our number of accessions treated as “in network” has increased as we continue to execute additional contracts, and reimbursement is improving. We are currently contracted with nine preferred provider organization networks, three large health plans, and five regional independent physician associations, and expect to continue to gain contracts in order to be considered as an “in-network” provider with additional plans. If we were to become a contracted provider with additional payors in the future, the amount of overall reimbursement we receive would likely decrease because we could be reimbursed less money per assay performed at a contracted rate than at a non-contracted rate, which could have a negative impact on our revenues. Further, we typically are unable to collect payments from patients beyond that which is paid by their insurance and will continue to experience lost revenue as a result.

Because of certain Medicare billing policies, we may not receive complete reimbursement for assays provided to Medicare patients. Medicare reimbursement revenues are an important component of our business model, and private payors sometimes look to Medicare determinations when making their own payment determinations; therefore, incomplete or inadequate reimbursement from Medicare would negatively affect our business. *

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our assays. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our assays. The previous MAC for California, Palmetto, which is contracted with CMS to administer the Molecular Diagnostic Services, or MolDx, program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our assays is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. CTC enumeration counts disease burden and is a prognostic assay, and although valuable, it does not yet meet many of the medical necessity requirements of Medicare and the payors. We intend to pursue payment for the capture portion of our CTC technology that allows us to run our diagnostic testing for some of our Target Selector assays.

We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare, Blue Cross Blue Shield, and United Healthcare-covered portions of our current assays and our planned future assays would, without such contracted payor reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

FDA review, if required and successfully accomplished, would be expected to have some advantages. Certain health insurance payors have paid higher amounts over LDT prices for FDA approved or cleared tests, recognizing the additional costs of bringing a test through regulatory review. Some payors also accept FDA approval or clearance as a presumptive evidence of an assay’s analytic validity and clinical validity, which can reduce the barriers to coverage since the payor can focus its review on clinical utility.

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

The requirement of pre-market review could negatively affect our business until such review is completed and clearance to market or approval is obtained. The FDA could require that we stop selling our products or diagnostic assays pending pre-market clearance or approval. If the FDA allows our products or assays to remain on the market but there is uncertainty about our products or assays, if they are labeled investigational by the FDA or if labeling claims the FDA allows us to make are very limited, orders from laboratory supply distributors and physicians, or reimbursement from third-party payors, may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and making a 510(k) submission or filing a pre-market approval application with the FDA. If the FDA requires pre-market review, our products or assays may not be cleared or approved on a timely basis, if at all. We may also decide voluntarily to pursue FDA pre-market review of our products or assays if we determine that doing so would be appropriate.

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

•
the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, which prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories. EKRA’s reach extends beyond federal health care programs to include private insurance (i.e., it is an “all payor” statute);

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

• third-party payor coverage and reimbursement determinations affecting our assays; and

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

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable. *

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. In connection with the restatement of our condensed financial statements as of, and for the three and nine months ended, September 30, 2021, we determined that we had a material weakness as of September 30, 2021, namely that our review control over the completeness and accuracy of our accounts payable did not operate effectively, resulting in a material error in the financial statements. Subsequently, in connection with the preparation and review of our Annual Report on Form 10-K for the year ended December 31, 2021, management determined that a deficiency existed related to the methods used to develop certain estimates and the timely review of such estimates. Additionally, in connection with the preparation and review of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as well as in connection with the preparation and review of our Annual Report on Form 10-K for the year ended December 31, 2022, management determined that a material weakness existed related to our controls to review and approve certain revenue-related manual journal entries, including the review of the completeness and the accuracy of the information used. In addition, in connection with the preparation and review of our Annual Report on Form 10-K for the year ended December 31, 2022, management determined that a material weakness existed related to our review control over the completeness and accuracy of information used when calculating stock-based compensation expense, which resulted in a material error in the financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. A material weakness means a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Except for the material weakness discovered in connection with the preparation and review of our Annual Report on Form 10-K for the year ended December 31, 2022, we have implemented certain aspects of a plan to remediate the material weaknesses in our internal control over financial reporting, including steps to design and implement new controls and expand the review of any potential unrecorded liabilities. We will also need to design and implement additional controls related to the material weaknesses identified above. However, we cannot assure you that these efforts will remediate our material weaknesses in a timely manner, or at all, or that we will be able to maintain effective controls and procedures even if we remediate our material weaknesses. If we are unable to successfully remediate our material weaknesses, implement and maintain effective controls and procedures, or identify any future material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and we may experience a loss of public confidence, which could have an adverse effect on our business, financial condition and the market price of our common stock.

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

BIOCEPT, INC.

Date: April 17, 2023	By:	/s/ Samuel D. Riccitelli
Samuel D. Riccitelli
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: April 17, 2023	By:	/s/ Antonino Morales
Antonino Morales
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)