Form 10-K
period 2022-12-31
BIOCEPT INC
filed 2023-04-17
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2022, was $15,907,495.

The number of shares of Registrant’s Common Stock outstanding as of April 13, 2023 was 17,777,185.

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

RISK FACTOR SUMMARY

Below is a summary of the material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found in this Annual Report on Form 10-K under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making investment decisions regarding our common stock.

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
•
Our failure to attract, hire and retain a sufficient number of qualified sales professionals would hamper our ability to increase demand for our products and diagnostic assays, to expand geographically and to successfully commercialize any other products or assays we may develop.
•
We depend on third parties for the supply of samples and other biological materials that we use in our research and development efforts. If the costs of such samples and materials increase or our third-party suppliers terminate their relationship with us, our business may be materially harmed.
•
We currently rely on third-party suppliers for our specimen collection tubes, or SCTs, shipping kits, and critical materials needed to perform our current assays, as well as our planned future products, assays and services, and any problems experienced by them could result in a delay or interruption of their supply to us.
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
•
If we were required to conduct additional clinical studies or trials before continuing to offer assays that we have developed or may develop as laboratory developed tests, or LDTs, those studies or trials could lead to delays or failure to obtain necessary regulatory approval, which could cause significant delays in commercializing any future products and harm our ability to achieve sustained profitability.
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

The identification of circulating tumor cells, or CTCs, and circulating cell-free tumor DNA and RNA, or ctDNA and ctRNA, derived from solid tumors such as breast cancer, lung cancer and melanoma using a standard blood sample has been described as a “liquid biopsy.” This term reflects the ease with which peripheral blood can be drawn compared to performing a surgical biopsy, but this technology is not limited to a peripheral blood approach.

In January 2020, we adapted and validated our proprietary blood-based liquid biopsy technology for commercial and clinical research use in CSF to identify tumor cells that have metastasized to the central nervous system, or CNS, in patients with advanced lung cancer or breast cancer. We have subsequently broadened the CNSide indications for use to include all carcinomas and melanomas. CNSide has been designed to improve the clinical management of patients with suspected metastatic cancer involving the CNS by enabling the quantitative analysis and molecular characterization of tumor cells and ctDNA and ctRNA in the CSF. Since then, we have worked extensively with leading neuro-oncologists and other cancer experts to further define and characterize the use of this unique assay.

The initial disease focus for CNSide is in leptomeningeal metastasis, or LM. LM is a condition in which the primary tumor develops a secondary malignant growth in leptomeningeal tissue; that is, two of the three membranes surrounding human brain and spinal cord. These membranes are also known specifically as the arachnoid and pia mater. Clinically, this tissue is almost always unobtainable for biopsy purposes and CSF sampling is required for these patients. CSF continuously flows between these membranes and is used clinically to diagnose leptomeningeal disease. The incidence of LM among patients with solid tumors has risen over the past several decades. Epidemiologic studies suggest that 3-8% of patients with solid tumors will develop LM. However, at autopsy, the frequency of LM averages twenty percent and is much higher in some tumor types. The most common solid tumors giving rise to LM are breast cancer, lung cancer, melanoma, and gastrointestinal malignancies. Currently the survivability of leptomeningeal disease in solid tumors in patients not receiving treatment is measured in weeks.

The gold standard for making the diagnosis of LM, is CSF cytology, which has a clinical sensitivity of approximately 50%. As a result, MRI imaging is heavily relied upon by oncologists but suffers from a limited specificity of approximately 77%. Additionally, previous attempts to create an MRI-based “scorecard” for leptomeningeal disease to assess treatment response/disease progression have had varied success.

Given the challenges associated with diagnosing LM and the need for biomarker information to guide therapeutic management, the opportunity for advanced technologies to benefit these patients became clear. This is the context under which CNSide has been developed, allowing it to potentially address significant unmet medical needs. We summarize the unmet needs for managing metastatic brain cancer patients as follows: Is there tumor (diagnosis)? Is there target (presence of a biomarker to aid treatment selection)? Is there trend (a response to therapy)?

The question “Is there tumor?” is essential for the diagnostic work-up of these patients. Tumor cells in the blood can be shed from either primary or metastatic tumors. They can be rapidly removed in the capillary beds of the spleen, liver, kidneys, lungs and other organs, so they are rarely found. Conversely, tumor cells in the CSF are the defining feature of leptomeningeal disease. To distinguish tumor cells derived from CSF and from blood we often refer to tumor cells in CSF as CSF tumor cells, rather than CTCs.

Regarding the second clinical question, “Is there target?” our CNSide assay provides a vehicle for several different diagnostic assay profiles which combined with our molecular test menu can identify tumor cell biomarkers that are intended to help physicians make decisions related to the evolution or course of metastatic tumor that may inform treatment decisions. Cancer cells typically acquire genetic alterations which differ from that of normal cells. Metastatic cancers often acquire additional genetic alterations which distinguish them from the primary tumor site. This marked genetic variation between areas of tumor growth is termed “genetic heterogeneity,” and findings related to this were featured in our San Antonio Breast Cancer Symposium presentation in December 2021 illustrating the value of CNSide in identifying “genetic heterogeneity” of a targetable biomarker called HER2.

Finally, regarding the third clinical question, “Is there trend?” over the past three years, having tested CNSide in more than one thousand patients, we have gained considerable experience with detecting CSF tumor cells of patients that have been sampled multiple times over the course of their treatment. The association of quantitative CSF tumor cell counts with response to treatment has been noted in both lung and breast cancer, as well as other tumors examined. In August 2021, at the Society for Neuro-Oncology (SNO) Brain Metastases meeting, we presented data obtained from a single institution showing how serial monitoring of CSF tumor cells by CNSide was used to determine the response to treatment in patients with Non-Small Cell Lung Cancer having LM. In addition, in November 2021 at the SNO annual meeting, we presented the early findings of several patients with breast cancer having LM which had been followed with multiple CSF samples drawn at different time points throughout each patient's treatment. The downward progression of tumor cell counts has been noted by several treating physicians to correlate with response to treatment and resolution of symptoms. Serial monitoring of genetic alterations present in CSF tumor cells may create opportunities to change the therapy of certain patients throughout treatment. These observations presented in abstracts and poster presentations in 2021 and 2022 have informed our clinical study strategy which is the basis for our ongoing efforts to further explore these observations in a prospective clinical trial.

CNSide Description

CNSide encompasses a suite of cellular and molecular technologies intended to aid medical professionals in CSF analysis and CNS disease management in patients with solid tumors. We currently offer and conduct our commercialized diagnostic assays and offer our clinical trial services at our Clinical Laboratory Improvement Amendments of 1988 (CLIA) certified, College of American Pathologists (CAP) accredited and California state-licensed laboratory in San Diego, CA. These assays include cell capture and enumeration, immunocytochemistry, fluorescent in situ hybridization (FISH), and next generation sequencing (NGS).

CNSide offers several differentiating elements that make it a unique solution for oncologists, including:

•
Dual-platform – CNSide offers both cellular and molecular assays under a single consistent protocol, enabling the maximum amount of information to be collected from a single specimen. This is crucial when working with a specimen that is challenging to obtain, such as CSF.
•
CNSide CEE-Sure CSF specimen collection tube – This proprietary specimen collection tube enables up to 4-day shipping of CSF from patient care sites to our laboratories in ambient conditions while preserving both cells and nucleic acids for analysis.
•
Unique cell capture – A flagship technology adapted from blood for use in CSF, the CNSide cell capture assay uses a cocktail of different cell surface antibodies directed at the tumor cell population of interest. These antibody cocktails facilitate the isolation, enumeration, and interrogation of tumor cells in specially configured microfluidic channels.
•
Quantity and quality – By multiplexing immunocytochemical stains on a captured specimen, CNSide achieves the benefits of a quantitative assay (like flow cytometry) while at the same time maintaining the qualitative benefits of a still image. As such, it is possible to perform both a cell count and a morphologic study and use this information to layer additional assays into the microfluidic channel. Specifically, CNSide uses FISH to evaluate the cytogenetics of the captured population.

As of this filing date, CNSide has been used at 30 of the Nation’s 64 NCI designated cancer centers for a host of primary indications, including breast cancer, non-small cell lung cancer, small cell lung cancer, melanoma, esophageal cancer, gastric cancer, colorectal cancer, head and neck cancers, ovarian cancer, endometrial cancer, renal cancer, bladder cancer, prostate cancer, liver cancer, pancreatic cancer, neuroendocrine cancer, melanoma and others.

COVID-19 Pandemic Response Summary

In June 2020, to respond to a national public health emergency precipitated by the COVID-19 pandemic, we introduced molecular testing for SARS-CoV2, the virus responsible for COVID-19, using a United States Food and Drug Administration, or FDA, Emergency Use Authorization, or EUA, based “RT-PCR” method developed by Thermo-Fisher.

Since launch of our COVID-19 testing program, we performed more than 1,000,000 assays for patients and customers. We primarily marketed our COVID-19 testing services to skilled nursing facilities in the western United States and also to certain community colleges within California.

Our COVID-19 testing services were responsible for most of our revenues during the years ended December 31, 2022 and 2021. However, as a result of increased vaccination and immunization levels, as well as decreased COVID-19 hospitalizations, reported cases and mandatory COVID-19 testing, we experienced reduced demand for our COVID-19 testing services throughout 2022. We exited the COVID-19 testing business in February 2023.

Additional Oncology Testing Services

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is CLIA-certified, CAP accredited and licensed by the California Department of Public Health. In this facility we also develop novel assays that are part of our project pipeline for future commercial launch and we manufacture our microfluidic channels and various reagents and products used in our testing processes. We also work closely with external manufacturers to outsource certain products such as specimen collection tubes and to manufacture items that we may, in the future, outsource to reduce costs and improve efficiency.

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

Our revenue generating efforts are focused in the following areas:

•
providing laboratory services to neuro-oncologists, oncologists and other physicians or healthcare providers treating patients with neurological cancers who use the CNSide test result data we provide in order to determine the best treatment plan for their patients;
•
providing laboratory services using both our cell capture and enumeration technology and ctDNA assays to help pharmaceutical and biopharmaceutical companies run clinical studies establishing the use of novel drug therapies used to treat cancer; and
•
licensing our proprietary technology and selling our distributed products, including our SCTs and potential future assay kits, to partners in the United States and abroad.

We plan to grow our business by directly offering our CNSide testing services to neuro-oncologists, oncologists and other physicians or heath care providers who treat patients with cancer. Based on our product development data, as well as discussions with our key collaborators, we believe that our current and planned future assays, particularly those related to CSF, should provide important information and clinical value to physicians.

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

Provider Agreements

In January 2017, we announced that we had secured an in-network provider agreement with Blue Cross Blue Shield of Texas, the largest provider of health benefits in Texas. In addition, we entered into a national master business agreement with the Blue Cross Blue Shield Association, a not-for-profit trade association that provides multiple services for its 38-member Blue Cross and Blue Shield health plan companies across the U.S., including forming national strategic vendor partnerships. We were selected by the Blue Cross Blue Shield Association based on a rigorous request-for-proposal progress. This agreement establishes pricing for our testing services through the Blue Cross Blue Shield Association’s group purchasing organization, CareSource. The pricing offered by CareSource group purchasing organization is available to those Blue Cross and Blue Shield member health plans that have, or may seek, in-network agreements with us.

In July 2022, we signed a new, updated agreement with the BCBS Association, establishing pricing for CNSide, the company's Cerebrospinal Fluid Cell Based Assay through their group purchasing organization, Care Source. In September 2022, we executed a new agreement with BCBS of Michigan, the first major BCBS plan to cover and reimburse for CNSide. The Blue Care Network is the largest HMO in Michigan. In January 2023, we finalized an agreement with Blue Shield of California, serving 4.5 million health plan members and more than 65,000 physicians across the State of California, as well as 340 hospitals statewide.

In June 2017, we entered into a participating provider agreement with MediNcrease Health Plans, LLC and a preferred provider agreement with Scripps Health Plan Services, Inc., both establishing pricing for our Target Selector liquid biopsy testing service.

In December 2017, we signed an agreement with Wellmark, Inc., or Wellmark, the largest health insurer in Iowa and South Dakota. The agreement marked our third Blue Cross Blue Shield contract and enabled patients diagnosed with cancer to access our proprietary testing services in-network under their Wellmark health plan.

In August 2018, we entered into a quality initiative program with Highmark and Alleghany Health Network as a result of the Caresource Workgroup. The focus is to improve access to molecular testing to members with a diagnosis of lung cancer.

In July 2019, we announced that we entered into a Laboratory Services Provider Agreement with Beacon Laboratory Benefit Solutions, Inc., a nationally recognized premier provider of laboratory benefit management technology solutions to health and managed care companies in the United States.

In February 2020, we announced that we entered into an agreement with a California-based independent physician association, or IPA, to provide our testing services to physicians and patients in their network.

In June 2020, we announced that we entered into a managed care provider agreement with Medical Cost Containment Professional LLC, or MCCP, to process out-of-network claims for our Target Selector liquid biopsy testing. MCCP is a reference-based pricing insurance network that includes more than 150,000 providers nationwide.

In September 2020, we announced that Highmark, America’s fourth largest Blue Cross Blue Shield affiliate, has made a positive coverage determination that our Target Selector liquid biopsy assay has been accepted for medical coverage for use in the diagnosis and treatment of patients with NSCLC. In addition, we announced that we entered into an agreement with Health Net Federal Services LLC to be an in-network provider for Target Selector (Target Selector brand has subsequently been replaced by CNSide in the case of CSF-based liquid biopsies) liquid biopsy oncology platform testing for cancer patients in the TRICARE West, or TriWest, region network. TriWest provides healthcare services to approximately 3 million members of the U.S. military and their families.

In December 2020, we announced entering into laboratory services agreements with two Southern California regional IPAs providing physicians and patients in-network access to our testing services. Both IPAs are headquartered in San Diego and combined they serve more than 70,000 covered lives in the Southern California region.

In March 2022, we entered into a contract with the CA Department of Health Care Services to participate in the State's Medi-Cal Program for low-income people.

In October 2022, we executed an amended agreement with MultiPlan, Inc., a healthcare cost management solutions company with over 700 payor organizations within their network throughout the country. The amended agreement now includes CNSide, our Cerebrospinal Fluid Tumor Cell Based Assay at a premium rate of reimbursement. This agreement offers our company access to all 10 of the nation's top 10 healthcare payors (by market share).

We are currently contracted with 12 preferred provider organizations and networks, including two national third party payor groups, seven large commercial health plans, and six regional independent physician associations.

Market Overview

Cancer Market Overview

Despite many advances in the treatment of cancer, it remains one of the greatest areas of unmet medical need. According to the American Cancer Society, the incidence of new cancer cases reported in United States was 1.9 million in 2021, with 608,570 people dying from cancer. Additionally, the prevalence of people living with cancer in the U.S. was 16,627,949 in 2019 according to the National Cancer Institute. These cancer patients are served by over 13,000 oncologists who are engaged in patient care as of 2022 according to the American Society for Clinical Oncology.

Brain tumors represent a diverse repertoire of malignancies that remain notoriously difficult to treat as manifested by the unfortunate fact that survival beyond two years remains rare. Cancer in the CNS typically arises from either within the brain tissue itself (primary brain cancer) or from cancer cells that have broken off and spread from other primary sites (i.e., metastatic CNS cancer). Brain metastases are responsible for nearly 90% of all brain malignancies.

Metastatic Brain Cancer Overview

Cancer metastasis accounts for 90% of all solid tumor cancer mortality (Taftaf, R. et al. Nature Communications 12, 4867 2021). Metastasis of cancers to the CNS (brain and spinal cord) constitutes a major complication of malignant disease, is associated with significant clinical symptoms and poor outcomes, and presents significant clinical challenges to physicians responsible for the care of these patients. The increasing frequency of metastatic brain cancer is thought to be rising due to longer survival resulting from better cancer diagnosis, improved cancer screening methods, and more effective treatments (Karimi et al. Nature Vol 614 2023).

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

Several types of brain metastasis occur, most typically involving the brain parenchyma and forming a solid lesion that is visible on radiologic studies such as MRI. Other sites of metastasis such as in the leptomeninges, a membranous lining around the brain and spinal cord, are more subtle and difficult to diagnose. Leptomeningeal disease is usually diagnosed with a combination of clinical evaluation (symptoms), radiology (MRI or CT) and CSF cytology (examination of CSF under the microscope by a pathologist).

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

Clinical need for CNSide

The challenge of diagnosing LM, selecting an appropriate treatment, and establishing treatment response all can benefit from the identification of tumor cells and other biomarkers. Clinical urgency may also require the evaluation of CSF to avoid the need for surgical biopsy. It is often necessary to perform repeated sampling of the CSF to establish a diagnosis of metastases due to the use of less sensitive, conventional techniques such as cytology. At the time of progression or recurrence there may be insufficient time and/or an urgent or precarious clinical status which does not favor a surgical approach to obtain diagnostic material. Additionally, many studies have shown that cancers frequently mutate during the course of treatment as cancer progresses, so genomic information from the initial tumor tissue may not be able to best inform later treatment decisions at the time of metastasis. We believe CNSide can be particularly advantageous when the patient has advanced disease and brain metastasis but is not a good candidate for surgery or other invasive diagnostic methods such as stereotactic biopsy.

Our Business Strategy

Our suite of CNSide testing services enables us to provide neuro-oncologists, oncologists and other physicians and health care providers that treat cancer with a means to profile and characterize the genomic alterations of their patients’ CNS tumors by analyzing tumor cells and ctDNA found in CSF obtained by lumbar puncture or through an Ommaya reservoir, avoiding the need for surgical tissue biopsy or other more inconvenient or invasive methods. Our assays are designed to address three principal clinical questions:

Is there tumor? We believe that our technology, which provides information on the presence of tumor cells in the CSF can be used to diagnose the progression of disease, in particular, tumor cells in the CSF can be used to confirm suspected CNS metastasis of carcinomas and melanomas.

Is there target? Our technology can be used to assess molecular biomarkers in CSF tumor cells or ctDNA, that can provide information to physicians to help guide the selection of more effective targeted therapies where available.

Is there trend? Our CSF tumor cell assays can be used to follow the response to therapy, by providing a more sensitive and quantitative measure of tumor burden than other methods such as CSF cytology or radiologic imaging.

Our goal is to become the standard of care for cancer patients with advanced disease and suspected CNS metastasis. Our approach is to develop and commercialize CSF tumor cell and ctDNA assays and services that enable us to offer actionable information from a CSF sample for a range of tumor types so that oncologists can make treatment decisions which improve patient care. To achieve this, we intend to:

•
Develop and commercialize a portfolio of proprietary CSF tumor cell enumeration, cellular characterization, and molecular assays that enable physicians to personalize cancer treatment. Our biomarker assays are designed to provide a more complete profile of a patient’s disease and offer enhanced sensitivity and specificity compared to the current standard of care, based on our initial studies.
•
Drive the development of clinical evidence to validate the claim that CNSide addresses the significant unmet medical needs of patients suffering from metastatic CNS cancer. Initially, this includes publications and presentations at national meetings where the clinicians and scientists that manage these patients gather annually. We have presented 11 such abstracts as of December 31, 2022 at meetings such as the Society of Neurooncologists (SNO), the American Academy of Neurology (AAN) and other leading academic gatherings. We expect that these initial abstracts will lead to peer-reviewed publication submissions during calendar year 2023. The resulting peer-reviewed papers would be the first such evidence in the peer-reviewed clinical literature supporting use of CNSide in these indications. Our ultimate near-term aim is to conduct prospective clinical trials that demonstrate the clinical utility of CNSide in managing LM patients. To this end, we have initiated the FORESEE clinical study (NCT#

05414123). The FORESEE trial is a multi-center prospective clinical trial that has now successfully enrolled its first patient. With the help of a leading oncology Clinical Research Organization, we have established the infrastructure for the trial, have opened two sites (one in Los Angeles and one in Dallas) and are now in the process of opening at least three additional clinical sites where patients with breast or non-small cell lung cancer (NSCLC) who have suspicious or confirmed LM will be enrolled. The FORESEE trial’s primary outcome measure will assess the impact of CNSide on treatment decisions. Assuming the results of the trial are favorable, we intend to pursue the inclusion of CNSide in the standard National Comprehensive Cancer Network (NCCN) guideline for diagnosis and monitoring of LM disease.
•
Scale our sales and marketing capabilities in line with our clinical evidence development. At December 31, 2022, we had four sales representatives. In early January 2023, we implemented a restructuring plan in an effort to preserve our cash resources that resulted in a reduction in our workforce. This reduction in force eliminated our field-based sales force. Once we have adequate resources to do so, we will need to hire and develop a field-based sales force to educate physicians directly on the benefits of our assays and the clinical data supporting them. In addition, we are actively seeking commercial partnerships that can increase our market reach.
•
Develop and expand our collaborations with leading university hospitals and research centers. We have collaborated with key thought leaders, physicians and clinical researchers across the country, including those at Sarah Cannon Research Institute, University of Colorado, Northwestern University Lurie Cancer Center, Stanford University, Penn State University, University of California, San Diego, St John’s Cancer Institute at Santa Monica (formerly John Wayne Cancer Institute), Columbia University, Emory University, Johns Hopkins Medical Institute, University of Texas Southwestern Medical Center, Yale University, Ohio State University, Vanderbilt University, Georgetown University, Dana Farber Cancer Center, MD Anderson Cancer Center, and many others. Our collaborations enable us to conduct Institutional Review Board approved clinical studies, test new technologies, validate the effectiveness and utility of our planned future assays in a clinical setting and provide us access to clinically well-characterized and highly annotated patient data. These samples and data accelerate our validation process and facilitate the testing and refinement of our planned new assays.
•
Become an enabling technology to neuro-oncology directed targeted therapies. Biopharmaceutical companies will increasingly focus on the personalized cancer diagnostic as the prevalence of molecularly targeted neuro-oncology therapies approved by the FDA increases, thus necessitating the need for companion diagnostics. As targeted therapies move into their next phase, the market is beginning to see next generation cancer drugs such as AstraZeneca’s Tagrisso® (Osimertinib) approved for CNS indications. With these drugs, because of tumor heterogeneity, the molecular status of the tumor might change from the original tissue biopsy, so the patient must undergo a re-biopsy procedure so the current molecular profile of the patient can be assessed. In many cases, re-biopsy is not medically feasible and CSF-based assays that identify molecular targets may offer a more cost effective and safer alternative in this application. Another area of interest for the pharmaceutical industry is in immuno-oncology. Immunotherapies help the body counter the cancer cell’s ability to evade the immune system. Several protein-based tests have been developed in tissue to work as complimentary or companion diagnostics to these new and promising drugs, but the use of these tests will be limited in CNS as a result of limitations with tissue biopsies in the CNS. Our solution is to test for these proteins with a CSF liquid biopsy-based test rather than relying on tissue biopsies.
•
Continue to enhance our current and planned future CNSide assays and reduce the costs associated with providing them through internal research and development and partnering with leading technology developers and reagent suppliers. We intend to work closely with select key technology developers and suppliers to further automate the optical interpretation of our current assays and our planned additional CSF tumor assays, including enumeration, immunocytochemical biomarker staining and FISH. We utilize an automation system that significantly reduces the hands-on time of our cytogenetic technologists for microfluidic channel analysis while increasing the uniformity of the data we generate. This system is also expected to provide the ability to evaluate multiple fluorescent signals of different wavelengths simultaneously for multiplexed analysis, further enhancing efficiency.
•
We envision building a valuable business franchise with our novel CNS-based diagnostic services by 1) aiding physicians who treat neurological cancers to better diagnose and manage their patients, 2) becoming the standard of care for numerous CNS cancer indications, and 3) ultimately leveraging these capabilities to enable better diagnosis, therapy selection, and therapy monitoring in other challenging cancers and diseases of the CNS.

Our Competitive Advantages

We believe that the competitive advantages of our molecular assays, including our assays which are still under development, would include the following.

•
Our current CNSide assays enable, and we anticipate our planned future CSF based assays will enable, detailed analysis of a patient’s cancer utilizing a CSF sample, facilitating testing at any time, including when a biopsy is not available or inconclusive, offering real-time monitoring of the cancer and the response of the cancer therapy, and allowing medical oncologists, neuro-oncologists, radiation oncologists, surgical oncologists, pulmonologists, urologists, integrative oncologists, and pathologists and other physicians to select timely modifications to treatment regimens. Because the tumor cells and ctDNA, we analyze are derived from the primary tumor or its metastases, they function as surrogates for the tumor, with the advantage of being readily accessible in a standard CSF sample. This is especially important in situations where a biopsy is not available or advised. The simplicity of obtaining a standard CSF sample permits repeat testing in a monitoring mode to detect recurrence or progression and to offer information on treatment modifications based on a current assessment of the cancer’s properties. A significant advantage to using our services is the availability of our proprietary CEE-Sure™ CSF specimen collection and transport tube (SCT). The CEE-Sure tube enables 4-day, ambient condition shipping of CSF while maintaining cellular and ctDNA integrity for follow-on analysis. This is the enabling technology that provides us the ability to interrogate both tumor cell and ctDNA biomarker targets. We believe we are the only company with a validated CSF specimen collection and shipping container for this purpose.
•
Our current CNSide assays provide, and we anticipate our planned future assays will each provide, more information than competitors’ existing tests, as a result of being able to provide biomarker results for both ctDNA and CSF tumor cells. We anticipate that such additional biomarker information will better enable a physician to develop a personalized patient treatment plan. By including biomarker information in our analysis, in addition to tumor cell enumeration, our current assays and our planned future assays are designed to provide a more complete profile of a patient’s disease than other existing cell-based or ctDNA only assays. We intend for our assays to contain actionable information to assist physicians in selecting appropriate therapies for individual patients.
•
Our current CNSide set of services and our planned future assays are designed to detect and characterize tumor cells in CSF better than other existing tests such as CSF cytology and to be applicable to, or quickly modifiable for, a wide range of cancer types. Our antibody capture cocktail includes antibodies targeting not only the traditional epithelial CTC capture antigen, or EpCAM, utilized in the CellSearch® system and in other platforms, but also other epithelial antigens as well as mesenchymal and cancer stem cell antigens, indicative of cells having undergone the epithelial-to-mesenchymal transition. These cells may be more relevant for metastasis. Our detection methods include cellular staining for cytokeratin and other protein biomarkers with a broader range of applications than existing CTC tests. We believe that through our enhanced capture and staining, more tumor cells in CSF will be identified than by the CSF cytology alone, resulting in fewer non-informative cases and more information for physicians.
•
Our current and planned cell capture and ctDNA assays will be flexible and readily configurable to accommodate new biomarkers with clinical relevance as they are identified. In theory, our platforms permit essentially any analysis that is currently performed on tumor tissue to be performed on CSF tumor cells, including immunocytochemical staining, FISH and molecular analysis. As new therapies are approved, and to the extent that they are targeted therapies for which knowledge of a particular gene amplification event, mutation or presence, absence or modification, such as phosphorylation, of a protein are indicative of likely response or resistance to that therapy, we will be able to include them in our assays with minimal changes. This is attractive to pharmaceutical and biotechnology companies that are developing such therapies or seeking ways to make their clinical trials more efficient, as this flexibility enables them to focus on patients more likely to respond to a particular therapy and demonstrate a benefit from that therapy.
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

Our Assays, Products and Services

Assays, Products and Services

We currently offer and conduct our commercialized diagnostic assays and offer our clinical trial services at our CLIA-certified, CAP-accredited and California state-licensed laboratory in San Diego, CA. We have commercialized our CNSide assays for detecting and characterizing many different carcinomas (including breast cancer, NSCLC, SCLC, gastric cancer, colorectal cancer, prostate cancer, pancreaticobiliary cancer, and ovarian cancer) and melanoma.

These assays utilize our dual cellular and ctDNA technology platforms and provide biomarker analysis from a patient’s CSF sample.

Our current assays and clinical trial services include:

•
CSF tumor cell and ctDNA. After completing testing, we or our partners provide our customers with an easy-to-understand report that describes the results of the analyses performed, which is designed to help medical oncologists, neuro-oncologists, surgical oncologists, radiation oncologists, urologists, pulmonologists, pathologists and other physicians make better decisions about the treatment of their patients. We introduced a CNSide specific report in 2021 and have improved this to include a serial report feature. Serial reporting enables clinicians to follow tumor cell count trends that assist with their assessment of treatment response.
•
Clinical Trial Services. We plan to utilize our clinical laboratory and translational research capabilities to provide clinical trial and research services to pharmaceutical companies, biopharmaceutical companies and clinical research organizations to improve the efficiency and economic viability of their clinical studies. Our clinical studies and translational research services could leverage our knowledge of capturing CSF tumor cells and assaying CSF ctDNA and our ability to develop and implement new cytogenetic, immunocytochemical and molecular diagnostic assays. Our current assays can, and our other planned cancer diagnostic assays and biomarker assays are anticipated to be able to, help optimize clinical trial patient selection and/or monitor cancer drivers during the course of treatment or disease progression. Demonstration of clinical utility of our assays would more easily enable these tests to be adopted in standard clinical practice, helping physicians select the most appropriate therapy for their patients.

We analytically validated PD-L1 testing utilizing our cell capture and enumeration technology in 2016. PD-L1 is a biomarker that is informative for immuno-oncology therapies currently marketed for lung cancer and melanoma, as well as therapies in development for other tumor types. We collaborated with David Rimm, M.D., Ph.D., a pathologist at Yale Medical School and a scientific advisor to us, on the analytical development of this assay.

We intend to continue to commercialize CNS focused cancer diagnostic assays in the United States as LDTs performed in our CLIA-certified, CAP-accredited, and state-licensed laboratory. We plan to evaluate potential opportunities for the commercialization of our products in other countries.

In 2019, we announced the launch of the NGS lung cancer panel and the NGS breast cancer panel using the Thermo Fisher Oncomine platform. These two NGS panels are important offerings within our CNSide suite of services. We intend to gain payment for these assays with Palmetto GBA, LLC, or Palmetto, which is contracted with Centers for Medicare & Medicaid Services, or CMS, to administer the Molecular Diagnostic Services, or MolDX, to vet new technologies and assays. This means that we must demonstrate to them that our tests are reasonable and necessary for the care of patients diagnosed with LM subsequent to a diagnosis of primary NSCLC or breast cancer. This is a major step in gaining reimbursement for a proprietary test, and is a necessary step to establish coding and pricing for these services. Once that has been achieved, Noridian Healthcare Solutions, LLC, or Noridian, the Medicare carrier for our region, must review and accept the recommendation for payment from Palmetto. If they agree with the recommendation from Palmetto MolDX, then Noridian will adopt the payment and reimbursement recommendation or develop their own, and we can then receive payment from Medicare for our NGS panels. We intend to use the same MolDX pathway to gain reimbursement from CMS for the other portions of the CNSide suite of services that are not currently reimbursed – namely the cell capture and enumeration aspect of CNSide.

In April 2021, we announced the full commercial launch of our branded CNSide cerebrospinal fluid assay to address unmet needs of patients with metastatic brain cancer. The CNSide cerebrospinal fluid assay is designed to detect and manage treatment of metastatic cancers involving the CNS.

In June 2021, we announced a collaboration with Quest Diagnostics, or Quest to provide laboratory testing services to Quest patients using our Target Selector NGS-based liquid biopsy targeted lung cancer panel. Quest is the leading provider of diagnostic information services, including advanced diagnostics. Quest launched the test on December 15, 2021. We ended this relationship in January 2023 due to lack of orders from Quest.

In July 2021, we received a positive final Local Coverage Determination that expands Medicare coverage for use of our Target Selector assay to identify the HER2 biomarker from circulating tumor cells. This coverage determination from the CMS MolDX Program was effective July 4, 2021 and continues to be an important part of the CNSide suite of services.

Pharmaceutical, Research and Health Economic Collaborations

In October 2020, we announced results from a prospective study at the International Association for the Study of Lung Cancer (IASLC) comparing our CNSide testing service to conventional cytology in patients with NSCLC and LM showing that our CNSide testing may provide a more robust method for detecting lung cancer metastasis in CSF than the current standard of cytology analysis.

In November 2020 at the SNO annual meeting, we announced results of a study analyzing CSF samples in patients with primary lung or breast cancer with either brain or LM disease. The findings indicate that our CNSide assays are a viable and sensitive platform for CSF tumor cell detection and molecular analysis compared to the current standard of care, CSF cytology, which is typically used to establish or confirm LM disease when radiological imaging findings are suspicious or equivocal.

In December 2020, we announced results from a prospective study showing our tumor cell capture and enumeration technology - a key component of our CNSide suite of services - was highly accurate in monitoring HER2 alterations from blood specimens in patients with metastatic breast cancer. The results were featured in a poster presentation at the virtual 2020 SABCS.

In August 2021, in conjunction with the University of Utah, data was presented at the Society for Neuro-oncology (SNO) Brain Metastasis conference related to the use of CNSide on 15 unique non-small cell lung cancer cases.

In November 2021, in conjunction with Northwestern Medicine, Yale School of Medicine, the University of Texas Southwestern, and Barrow Neurological institute, data was presented at the SNO annual meeting in Boston on the experience of using CNSide for longitudinal therapy response monitoring in four unique breast cancer patients.

In December 2021, in a spotlight poster presentation at the SABCS, we presented our experience with genetic heterogeneity of HER2 in CSF tumor cells compared to that in the primary tumor evaluated in patients with breast cancer that had metastasized to the CNS.

In February 2022, at the Molecular TriConference for Precision Medicine in San Diego, we presented a brief summary of our collective experience evaluating CSF tumor cells for purposes of evaluating metastatic cancer involving the CNS to determine targets for therapy and quantify the response to treatment over time.

In April 2022, in conjunction with Saint John’s Health Center and Pacific Neuroscience Institute, data was presented at American Academy of Neurology annual meeting in Seattle on 64 patient specimens from five unique patients comparing tumor cell identification on CSF cytology vs. CNSide throughout the course of treatment.

In June 2022, Columbia University of Irving Medical Center published a prospective study among advanced or metastatic breast cancer patients in Clinical Breast Cancer and concluded that CNSide may be a viable platform to detect tumor cells in the CSF with use as a potential diagnostic for LM disease, reporting a sensitivity of 100% and a specificity of 83%.

In June 2022 we announced a collaboration with Plus Therapeutics for a multi-year agreement to employ Biocept’s CSF assay CNSide in Plus Therapeutics’ ReSPECT-LM Phase 1/2a dose-escalation clinical trial of Rhenium-186 NanoLiposome (186RNL) for the treatment of patients with leptomeningeal disease (LM).

In November 2022, in conjunction with 10 leading medical institutions, data was presented at the SNO annual meeting in Tampa regarding the genetic heterogeneity of HER2 amplification between the primary site and metastatic cells to the CNS, concluding that 38% of patients that were previously categorized as HER2 negative or equivocal demonstrated a population of HER2 amplified cells in their CSF specimen.

In November 2022, in conjunction with Saint John’s Health Center and Pacific Neuroscience Institute, data was presented at the SNO annual meeting on the cell capture of a primary brain tumor and a pineal tumor using a modified CNSide protocol. We intend to expand our services for CNSide testing to include additional tumor types that may benefit from CSF testing. These include tumors for which biopsy and/or resection is severely limited by anatomic location, such as those tumors seen arising in the midline of the brain, as well as tumors for which diffuse CSF involvement warrants a significant change in medical management, such as medulloblastoma and ependymoma.

Laboratory Testing

From our CLIA-certified laboratory in San Diego, California, we provide test results from our current and planned CNSide assays to medical oncologists, neuro-oncologists, surgical oncologists, radiation oncologists, urologists, pulmonologists, pathologists and other physicians in community hospitals, cancer centers, group practices and offices. At the federal level, clinical laboratories, such as ours, must be certified under CLIA in order for us to perform testing on human specimens. Our laboratory is also accredited by CAP, which is one of six accreditation organizations approved by CMS under CLIA. Our clinical laboratory is located in California and we hold the requisite license from the California Department of Public Health to operate our laboratory. In addition, we hold licenses issued by the states of Maryland, Pennsylvania and Rhode Island to test specimens from patients in those states or received from ordering physicians from those states. In addition, our clinical reference laboratory is required to be licensed on a product-specific basis by New York as an out of state laboratory and our products, as LDTs, must be approved by the New York State Department of Health before they are offered in New York. As part of this process, the State of New York requires validation of our assays. We currently do not have the necessary New York license, but we are in the process of addressing the requirements for licensure in New York. Our lab director holds a New York Certificate of Qualification applicable to the evaluation of tumor biomarkers.

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

In addition to testing for physicians and their patients, we offer CNSide testing services to help increase the efficiency and economic viability of biomarker analysis pertinent to clinical trials conducted by pharmaceutical and biopharmaceutical companies and clinical research organizations focused on cancers of the CNS. Our testing services are aimed at developing customizable assays and techniques utilizing CSF cell capture and enumeration and ctDNA technologies to provide sensitive, real-time characterization of an individual patient’s tumors using a CSF sample. These assays may be useful as, and ultimately developed into, companion diagnostics associated with a specific therapeutic. Additionally, through our services, we may gain further insights into biomarkers for disease progression and drug resistance, as well as those associated with current drug development efforts, which we can incorporate into assays. To date we have one CNSide biopharmaceutical collaboration, with Plus Therapeutics.

Assay Development Process

Our CNSide suite of services were, and our planned additional tumor cell capture and enumeration and molecular assays are being, developed and validated in conjunction with leading academic and clinical research centers to ensure that the needs of the clinical community are being met with the latest research on key biomarkers that affect patient care. We utilize a research and validation process to help ensure that we are providing diagnostic, prognostic and predictive information that is clinically relevant and accurate. The timeframe for this process from design through development and market launch is dependent upon, among other things, the biomarkers in question having been discovered and validated before we incorporate them in an assay, the specific clinical claims we plan to pursue, and the availability of high-quality samples for validation. Our development protocol calls for us to monitor and review the process in four stages as detailed below:

•
Stage 1, Research. We review known, validated biomarkers, preferably associated with a specific therapeutic or other high value treatment decision, and discuss with clinical collaborators and key thought leaders to characterize the opportunity, the specific clinical setting and the product profile of the candidate assay.
•
Stage 2, Assay Development. We design the assay, which typically has two parts: efficient capture of tumor cells and/or isolation of ctDNA from the targeted cancer type and development of the biomarker assays that will be included. For example, the first part may involve modification of the antibody capture cocktail and the second could include development of specific mutation assays or testing of FISH probes. Assay development utilizes contrived analytical samples, normal control specimens and ultimately clinical samples to assure performance. The assay development process includes defining the performance characteristics of the assay as well as developing standard protocols for our CLIA-certified, CAP accredited, and state-licensed laboratory, where the assay will ultimately be performed. This assessment includes such features as accuracy, precision (inter-assay, intra-assay, inter-operator, inter-instrument, etc.), sensitivity, and specificity.
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

We currently offer 14 CNSide panels that are available for clinical use that have completed all four stages of the development protocol. Other assays for both CSF tumor cells and CSF molecular testing are in earlier stages of development.

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

Translational/Clinical Research

In the course of our research and validation studies, we have processed and analyzed thousands of normal control and cancer patient samples. Tumor cells captured by Biocept’s proprietary cell capture and enumeration system can be analyzed directly within the microfluidic channel, removing the need to re-deposit cells on a slide and thereby minimizing cell loss or damage. Furthermore, given the transparency of our microfluidic channel, captured cells can be immediately analyzed on a microscope. Together, these two important features allow for a very efficient process that is well suited for a LDT performed in a CLIA laboratory. The post-capture analyses directed towards evaluation of biomarkers, are particularly important and valuable to physicians and patients since they focus on actionable information related to therapy selection. We have performed several clinical research studies in collaboration with The University of Texas MD Anderson Cancer Center investigators involving various tumor types, including breast, ovarian, endometrial, lung, colorectal, bladder and prostate cancers during the development of our proprietary technology.

Clinical utility studies, which demonstrate the specific clinical setting in which a particular CNSide assay is used, and how to use the information generated for medical, specifically treatment-related, decision making is a key part of our strategy and research and development plan. Data resulting from such studies is critical not only in the sales and marketing process, but also for reimbursement, as many health plans and government payors now ask for peer-reviewed publications describing such studies and results before agreeing to coverage of a specific novel assay. This was a primary impetus for our investments in our FORESEE clinical study to evaluate the clinical utility of CNSide.

Sales and Marketing

On December 31, 2022, our sales organization consisted of 4 field sales personnel allocated to strategic geographies around the country that have high concentrations of cancer patients. In early January 2023 we announced a reduction in force that eliminated our field-based selling organization in an effort to conserve our cash resources. Once we have adequate resources to do so, we will need to hire and develop a field-based selling organization. Our sales and marketing efforts will be based on a five-part marketing strategy:

•
work with neuro-oncologists, radiation oncologists, surgical oncologists, other physicians and group practices to educate them on the advantages and opportunities that CSF tumor cell and ctDNA assays provide for better information, allowing them to select the most appropriate therapy for their patients, and how and when these assays are most effectively used;
•
build relationships with key opinion leaders in oncology, specifically in the cancer types for which we are offering or plan to offer assays, to educate and support oncologists and neuro-oncologists;
•
collaborate with leading research universities and institutions that enable the validation of our new assays, as well as the generation of clinical utility data;
•
partner with biopharmaceutical and pharmaceutical companies for clinical trial work focusing on CSF tumor cell and ctDNA testing and analysis; and
•
add value for the payor community by delivering clinically actionable information and providing a cost-effective alternative to access clinically actionable information using a simple blood or CSF-based test.

We will also take advantage of customary marketing channels commonly used by the diagnostic and pharmaceutical industries, such as medical meetings, broad-based publication of our scientific and clinical data, and the internet. In addition, we provide easy-to-access information to our customers through our website and a data portal for physicians who wish to access test results electronically. Our customers value secure and easily accessible information in order to quickly review their patients’ information and begin developing a treatment protocol.

Outside the United States

Outside the United States, where a central laboratory business model is less developed, we will evaluate opportunities with our existing and other partners for the conversion and/or development of our current and planned CSF tumor cell and ctDNA assays into test systems or IVDs, and related strategies to develop and serve such regional oncology markets. We also plan to sell our clinical trial services to biopharmaceutical companies and research organizations outside the United States.

We plan to cooperate with partners on accessing markets internationally. We plan for this to be accomplished either through partnerships with local groups and distributors or the development of test kits.

Competition

As a cancer diagnostics company focused on current and planned CNSide assays from standard patient CSF samples, we rely extensively on our ability to combine novel technology and biomarker information with high-quality, state-of-the art clinical laboratory testing. We believe that we compete principally on the basis of:

•
our ability to utilize standard CSF samples, enabling frequent testing of patients through the course of their disease as well as, without a tissue biopsy, thereby reducing cost and trauma, saving time, and providing real-time information on the status of the tumor;
•
our ability to include biomarker information in our analysis, in addition to CSF tumor cell enumeration, thereby providing a more complete profile of a patient’s disease than existing standard of care cytology testing, radiological examinations and evaluation of patient signs and symptoms This clinically actionable information can assist physicians in selecting more personalized treatment plans for individual patients;
•
our current and planned future CNSide service offerings’ ability to capture and detect a broader range of tumor cell phenotypes than existing tests, and potentially at earlier stages of disease, resulting in fewer non-informative cases and more information for physicians. For example, our antibody capture cocktail targets not only EpCAM but also other epithelial antigens as well as mesenchymal and cancer stem cell antigens, indicative of cells having undergone the epithelial-to-mesenchymal transition. These cells may be more relevant for metastasis;
•
our ability to rapidly integrate new biomarkers, either validated in academic laboratories or of interest to pharmaceutical and biopharmaceutical companies in the context of their new therapies, into our current and planned future assays, facilitating the expansion of actionable information for medical oncologists, neuro-oncologists, surgical oncologists, radiation oncologists, urologists, pulmonologists, pathologists and other physicians; and
•
our research and clinical collaborations with key academic and clinical study groups, which enhance our research and development resources and, by enhancing our standing in the oncology community, support our marketing efforts.

We believe that we compete favorably with respect to these factors that our continued success depends on our ability to:

•
expand and enhance our current and planned CNSide service offerings to provide clinically meaningful information in additional cancers;
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
•
continue to attract and retain skilled scientific, clinical, laboratory, sales and marketing personnel;
•
continue to participate in and gain clinical trial work through biopharma partnerships;
•
receive payment for the testing we provide for patients;
•
obtain patents or other protection for our technologies, assays and services; and
•
obtain and maintain our clinical reference laboratory accreditations and licenses.

Our principal competition comes from established molecular diagnostic clinical testing services and products, used by medical oncologists, neuro-oncologists, surgical oncologists, radiation oncologists, urologists, pulmonologists, pathologists and other physicians, which are based on tumor tissue analysis. It may be difficult to change established clinical practices and behavior of medical oncologists, neuro-oncologists, surgical oncologists, radiation oncologists, urologists, pulmonologists, pathologists, and other physicians to get them to adopt the use of our CNSide suite of services, in their practices in conjunction with or instead of molecular diagnostic tests from tissue biopsies or other conventional methodologies including the current standard of care of cytology, radiological examination, and clinical evaluation of patient signs and symptoms.

CNSide services for CNS oncology applications represent a new area of science and medicine and we cannot predict what products or assays others will develop that may compete with or provide results similar or superior to the results we are able to achieve with the products or assays we develop.

We face competition from specialty oncology diagnostic companies that are conducting research and development to develop proprietary CTC or ctDNA based assays and assay test panels for use in genomic profiling and monitoring solid tumor cancers.

Competitors developing ctDNA based assays and assay panels include but are not limited to companies such as Guardant Health, Foundation Medicine, Tempus Laboratories, NeoGenomics, Invitae, Natera, Inivata and Biodesix. EPIC Sciences, Menarini Silicon Biosystems, Biofluidica and Angle PLC offer CTC-based assays. These companies, in addition to operating research and development laboratories, have established CLIA-certified testing laboratories and have developed LDTs that they market directly to oncologists and pathologists. A few of these companies, like Guardant Health and Foundation Medicine, have achieved FDA clearance for their proprietary laboratory tests.

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

There is currently limited competition for our CSF-based tumor cell capture and enumeration and ctDNA assays. There are no known specialty oncology diagnostic companies or large laboratory services companies that offer CSF-based tumor cell capture and enumeration and ctDNA tests for neuro-oncology applications as a standard commercial clinical testing service. A few academic based pathology labs such as Memorial Sloan Kettering Cancer Center offer CSF-based testing mainly for research purposes.

There are a number of companies which are focused on the oncology diagnostic market, who while not currently offering CTC or ctDNA assays are selling to the medical oncologists and pathologists and could develop or offer CTC or ctDNA assays focused on cancers of the CNS. Large laboratory services companies such as Quest and LabCorp provide more generalized cancer diagnostic assays and testing but could also offer a CTC or ctDNA assay service. Companies like Abbott, Danaher and others could develop equipment or reagents in the future as well. Currently, companies like Streck, Roche and Exact Sciences offer SCTs, and in the future, companies like Covidien, Beckton Dickinson, Thermo Fisher, and other large medical device companies may develop SCTs as well.

There are a number of life science technology companies that are focused on the oncology diagnostic market, such as Thermo Fisher Scientific, Illumina, Abbott Molecular, Bio-Rad, Sysmex, Qiagen, and Roche Diagnostics, that are selling equipment and reagents kits for ctDNA assays and assay panels. These companies compete with our ctDNA assay kit products and SCTs. Menarini Silicon Biosystems sells equipment and reagents kits for CTC assays. These companies market their products to specialty laboratories that offer testing for oncology applications, including national reference laboratories, regional laboratories and pathology laboratories that are part of academic medical centers and hospital systems. These laboratories may purchase these products and developed ctDNA and CTC based laboratory developed tests that are marketed to medical oncologists and pathologists that compete with our lab services.

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

We have been issued patents with broad claims covering our CEE-Sure SCT, antibody cocktail approach, microchannel device, CTC detection methodologies, and ctDNA analysis. In addition to issued patents in the U.S., we have patents for our proprietary microchannel device in China, Europe, Hong Kong, Canada and Japan, and for our antibody cocktail in Australia, Europe, Canada, China, Hong Kong and Japan. Our patent estate continues to evolve, and in addition to the broad patent estate around our CTC platform, solidifying our proprietary enrichment methodology for detecting ctDNA with very high sensitivity. Our CTC platform patents were filed from 2005 through 2012, and we expect to have patent protection into the 2030s. Our CTC patents and applications cover not only cancer as a target, but also prenatal and other rare cells of interest. Recently granted patents in the U.S. cover the capture of any target of interest on any solid surface using our antibody capture approach. The patent for our proprietary SCTs expires in 2031, and the patents for our ctDNA technology expire in the early 2030s.

As of March 1, 2023, we owned 61 issued patents and have 4 patent applications pending. Of these, 14 were issued U.S. patents and three were pending patent applications in the U.S., and one was a pending PCT application, while 47 were issued patents in non-U.S. territories.

Operations and Production Facilities

Our research and development laboratory, our CLIA-certified, CAP accredited, and state-licensed diagnostic testing laboratory, and our manufacturing facility are located in our San Diego, California headquarters. The laboratories employ commercial state-of-the-art equipment as well as custom-made components specific to our CTC process that are generated in-house. The manufacturing facility used for the production of our microfluidic channels is a Class 10,000 suite in which polydimethylsiloxane, or PDMS, is formed into the base of our proprietary microfluidic channels in a molding process. A glass cover slip suitable for optical analysis is added to seal the channels and make them watertight. Plasma activation is utilized to bond the PDMS with other functional groups typically leaving an amine functional group for binding. The inside of the microfluidic channels is subsequently chemically derivatized to enable the attachment of binding elements that strongly bind to antibody-tagged (fluorescently conjugated) CTCs or CSF tumor cells. Because the microfluidic channels have micrometer dimensions, and we are seeking individual cells in a blood sample to interact with the surface of the microfluidic channel, dust particles and other microscopic debris that could clog the channel need to be avoided. Humidity is also a factor that affects binding capability especially in the plasma activation step.

The process of performing our assays is straightforward. When a health care professional takes a standard venous blood sample or a CSF specimen from a lumbar puncture or Ommaya reservoir from a patient for CTC, CSF tumor cell, or ctDNA testing, he or she will place the sample in our SCTs, complete a requisition form, and package the specimen in our shipping kit for direct shipment to us. Once we receive the specimen at our laboratory and we enter all pertinent information about the specimen into our clinical laboratory information system, our laboratory technologists prepare the specimen for processing and analysis. Laboratory technologists, including clinical laboratory technologists and clinical laboratory scientists then conduct the analysis, including enumeration of tumor cells and biomarker analysis such as FISH. Usage of fluorescent tags enables colored imaging in this process to increase the biomarker analysis capability. The data, including images and the processed cells, are sent to our in-house or contracted pathologists or a commercialization partner’s pathologists who are experienced in the analysis and evaluation requested by the referring oncologist or pathologist.

After analysis, our in-house or contracted pathologists or a commercialization partner’s pathologists use laboratory information systems to prepare a comprehensive report, which may include selected relevant images associated with the specimen. Our Internet reporting portal allows a referring oncologist or pathologist to access his or her patient’s test results in real time in a secure manner that we believe to be compliant with the Health Insurance Portability and Accountability Act, or HIPAA, and other applicable standards. The reports are generated in industry standard .pdf formats which allows for high-definition color images to be reproduced clearly. We send the results to the ordering physician and bill the payor using third-party medical billing software.

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

We are reimbursed for two categories of testing, anatomic pathology, which includes cell staining such as immunocytochemical staining, or ICC, FISH, and immunofluorescence, and molecular pathology, which includes mutation analysis. Reimbursement under the Medicare program for the diagnostic services that we offer is based on either the Medicare Physician Fee Schedule, or PFS, or the Medicare Clinical Laboratory Fee Schedule, or CLFS, each of which is subject to geographic adjustments and is updated annually. Medical services provided to Medicare beneficiaries that require a degree of physician supervision, judgment or other physician involvement, such as pathology services, are generally reimbursed under the PFS, whereas clinical diagnostic laboratory tests are generally reimbursed under the CLFS. Some of the services that we provide are genetic and molecular testing, which are reimbursed as clinical diagnostic laboratory tests.

The cell capture and enumeration portion of our CNSide suite of services currently receives little to no reimbursement, depending on the payor and circumstances. We intend to gain payment for this aspect of CNSide with Palmetto GBA, LLC, or Palmetto, which is contracted with Centers for Medicare & Medicaid Services, or CMS, to administer the Molecular Diagnostic Services, or MolDX, to vet new technologies and assays. This means that we must demonstrate to them that our tests are reasonable and necessary for the care of patients diagnosed with LM subsequent to a diagnosis of primary NSCLC or breast cancer. This is a major step in gaining reimbursement for a proprietary test, and we and is a necessary step to establish coding and pricing for these services. Once that has been achieved, Noridian Healthcare Solutions, LLC, or Noridian, the Medicare carrier for our region, must review and accept the recommendation for payment from Palmetto. If they agree with the recommendation from Palmetto MolDX, then Noridian will adopt the payment and reimbursement recommendation or develop their own, and we can then receive payment from Medicare for our proprietary cell capture and enumeration technology.

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

Medicare also has policies that may limit when we can bill directly for our services and when we must instead bill another provider, such as a hospital. When the testing that we perform is done on a specimen that was collected while the patient was in the hospital, as either an inpatient or outpatient, we may be required to bill the hospital for clinical laboratory services and for the technical component of pathology services. Which party is to be billed depends primarily on whether the service was ordered at least 14 days after the patient’s discharge from the hospital. Complying with these requirements is complex and time-consuming and may affect our ability to collect for our services. In addition, hospitals may refuse to pay our invoices or may demand pricing that negatively affects our profit margin. While we await MolDX reimbursement approval for certain aspects of our CNSide suite of services, we may require our hospital clients to sign lab service agreements with us so we may bill the hospital directly for portions of our CNSide service offerings which are not currently reimbursed.

Medicare generally requires a beneficiary to pay a 20% co-insurance amount for most services billed under the PFS. Medicare covers the remaining 80% in such circumstances. There is currently no patient co-payment or co-insurance amount applicable to testing billed under the CLFS. Patients often have supplemental insurance policies that cover the co-insurance amount for physician services.

Medicare has coverage policies that can be national or regional in scope. Coverage means that assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the tumor cell capture and enumeration portion of our testing. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our testing. The previous MAC for California, Palmetto, which is contracted with CMS to administer the MolDX program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration in blood. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our testing is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. We continue to receive orders for our traditional enumeration testing, which counts disease burden, and therefore the enumeration testing receives no payment from Medicare based upon the existing coverage decision. The Tumor Cell enumeration counts disease burden, and although oncologists find the information valuable, it does not currently meet many of the medical necessity requirements of Medicare and the payors. We intend to pursue payment for the capture portion of our CNSide technology.

Reimbursement rates paid by private third-party payors can vary based on whether we are considered to be an “in-network” provider, a participating provider, a covered provider, an “out-of-network” provider or a non-participating provider. These definitions can vary among payors, but we are generally considered an “out-of-network” or non-participating provider by most private third-party payors. An in-network provider usually has a contract with the payor or benefits provider. This contract governs, among other things, service-level agreements and reimbursement rates. In certain instances, an insurance company may negotiate an in-network rate for our testing. An in-network provider may have rates that are lower per assay than those that are out-of-network, and that rate can vary widely. The rate varies based on the payor, the testing type and often the specifics of the patient’s insurance plan. If a laboratory agrees to contract as an in-network provider, it generally expects to receive quicker payment and access to additional covered patients.

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

In order to ensure our coding is compliant, we have engaged industry experts to provide guidance on the proper coding of our assays. These experts include consultants at Senergene Solutions, LLC, Codemap, LLC and ADVI Health, LLC. However, coding can be complex, and payors may require differing codes for a given assay to effect payment. Changes in coding and reimbursement could adversely impact our revenues going forward, or payors could request that we reimburse them for payments we have already received. There can be no guarantees that Medicare and other payors will establish new positive or adequate coverage policies or reimbursement rates, or not change existing positive coverage policies, in the future.

We are moving forward with plans to obtain reimbursement coverage for the capture components of our CNSide assays. For other tests, we are able to utilize existing CPT codes from the PFS and CLFS. For these established CPT codes (for example, the codes for molecular testing, FISH and ICC), positive coverage determinations have been adopted as part of national Medicare policy or under applicable Local Coverage Determinations. Specific codes for our assays, however, do not assure an adequate coverage policy or reimbursement rate. Please see the section entitled “Legislative and Regulatory Changes Impacting Clinical Laboratory Tests” for further discussion of certain legislative and regulatory changes to these billing codes and the anticipated impact on our business.

Coverage and Reimbursement for our Current Assays and our Planned Future Assays

Our Medicare Administrative Contractor has issued a negative coverage determination for the enumeration component of all CTC assays. We have received reimbursement for the enumeration component of our assays from some private payors, including major private third-party payors, based on submission of standard CPT codes. FISH, ICC and Molecular Testing CPT codes are the subject of positive coverage national or local Medicare determinations. We believe these codes can be used to bill for the analysis components of our current and planned future CSF tumor cell assays, however, CMS, Palmetto or Noridian could adopt specific negative coverage policies for CSF tumor cells or ctDNA analysis in the future.

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

Legislative and Regulatory Changes Impacting Clinical Laboratory Tests

From time to time, Congress has revised the Medicare statute and the formulas it establishes for both the CLFS, and the PFS. Annually, CMS releases the payment amounts under the Medicare fee schedules. The rates are important because they not only determine our reimbursement under Medicare, but those payment amounts are also often used as a basis for payment amounts set by other governmental and private third-party payors. For example, state Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients.

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

Although some of these provisions may negatively impact payment rates for clinical laboratory tests, the ACA also extended coverage to over 30 million previously uninsured people, which resulted in an increase in the demand for certain diagnostic assays. There have been executive, judicial and congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden Administration will impact the ACA.

Moreover, other legislative changes have been proposed and adopted since the ACA was enacted. The Protecting Access to Medicare Act of 2014, or PAMA, was signed to law, which, among other things, significantly altered the current payment methodology under the CLFS. Under the law, applicable clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic laboratory test that it furnishes during the specified time period. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and

Medicaid managed care organizations). Effective January 1, 2018, the Medicare payment rate for each clinical diagnostic laboratory test is equal to the weighted median amount for the test from the most recent data collection period. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. PAMA’s reporting obligations began in 2017 and occur every three years thereafter (or annually in the case of advanced diagnostic laboratory tests). Reporting of payment data under PAMA for clinical diagnostic laboratory tests has been delayed on numerous occasions. Based on current law, between January 1, 2024 and March 31, 2024, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2025 to 2026 CLFS rates. In addition, CMS updated the statutory phase-in provisions such that the rates for clinical diagnostic laboratory tests in 2020 could not be reduced by more than 10% of the rates for 2019. Pursuant to the CARES Act, the statutory phase-in of payment reductions has been extended through 2024, with a 0% reduction cap for 2021-2023 and a 15% reduction cap for 2024 through 2026. The PAMA rate changes did not materially affect our payments beginning in 2018; however, we cannot predict how this may affect future payment in coming years. Also, under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA. For an existing test that is cleared or approved by the FDA and for which Medicare payment is made as of April 1, 2014, CMS is required to assign a unique billing code if one has not already been assigned by the agency. In addition to assigning the code, CMS is required to publicly report payment for the tests. Further, under PAMA, CMS is required to adopt temporary billing codes to identify new tests and new advanced diagnostic laboratory tests that have been cleared or approved by the FDA.

Additionally, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers and suppliers of up to 2% per fiscal year, starting in 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In addition, the Middle-Class Tax Relief and Job Creation Act of 2012, or MCTRJCA, mandated an additional change in Medicare reimbursement for clinical laboratory tests. Congress is considering additional health reform measures as part of other reform initiatives.

On March 22, 2022, CMS ceased the HRSA COVID-19 Uninsured Program (UIP), which provided federal COVID-19 relief funding for uninsured individuals to receive testing and treatment for COVID-19.

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

Some of our Medicare claims may be subject to policies issued by Palmetto and Noridian Healthcare Solutions, our former and current MACs for California, respectively. Palmetto has issued a Local Coverage Determination, whereby Palmetto will not cover many molecular diagnostic assays, such as the enumeration component of our current assays, unless the test is expressly included in a National Coverage Determination issued by CMS or a Local Coverage Determination or coverage article issued by Palmetto. Currently, laboratories may submit coverage determination requests to Palmetto for consideration and apply for a unique billing code for each assay (which is a separate process from the coverage determination). In the event that a non-coverage determination is issued, the laboratory must wait six months following the determination to submit a new request. Palmetto currently has a negative coverage determination for the enumeration component of CTC assays, but there is no such negative coverage determination for the analysis component of such CTC assays. Denial (or continuation of denial) of coverage for the enumeration component of our current and anticipated tumor cell assays by Palmetto or its successor MAC, Noridian Healthcare Solutions, which adopts coverage policies set by the MolDX program, or reimbursement at inadequate levels, would have a material adverse impact on our business and on market acceptance of our current assays and our planned future assays. Noridian Healthcare Solutions intends to follow, for CTC assays, the positive or negative coverage determinations which from time-to-time Palmetto makes as well as any coverage policy changes set by the MolDX program. On November 27, 2013, Palmetto denied our request for coverage for the enumeration/detection portion of our testing. We have not received any other indications to suggest that the negative coverage determination will be reversed. The Tumor Cell enumeration counts disease burden, and although oncologists find the information valuable, it does not currently meet many of the medical necessity requirements of Medicare and the payors. We intend to pursue payment for the capture portion of our CNSide technology.

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

Further, the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, prohibits payments for referrals to recovery homes, clinical treatment facilities, and laboratories. EKRA’s reach extends beyond federal health care programs to include private insurance (i.e., it is an “all payor” statute). The full scope of such law is uncertain and is subject to a variety of interpretations.

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

Other States’ Laboratory Licensing

Several states require the licensure of out-of-state laboratories that accept specimens from those states. We hold licenses from the states of Maryland, Pennsylvania and Rhode Island to test specimens from patients in those states or received from ordering physicians in those states. We are currently in the process of addressing the requirements for licensure in New York. We have engaged and have been in recurring communication with the New York State Department Of Health and we have now received their permission to provide CNSide in the state of New York, beyond the traditional 50-specimen limit, while we complete the licensing and permit process with them.

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

Compliance Program

The health care industry is highly regulated and scrutinized with respect to fraud, abusive billing practices and improper financial relationships between health care companies and their referral sources. The Office of the Inspector General of HHS, or OIG, has published compliance guidance, including the Compliance Program Guidance for Clinical Laboratories in August of 1998, and advisory opinions. The Company has implemented a robust Compliance Program, which is overseen by our Board of Directors. Its objective is to ensure compliance with the myriad of federal and state laws, regulations and governmental guidance applicable to our business. Our program consists of training/education of employees and monitoring and auditing Company practices. The Board of Directors has formed a Compliance Committee of the Board, which meets regularly to discuss all compliance-related issues that may affect the Company. The Company reviews its policies and procedures as new regulations and interpretations come to light to comply with applicable regulations. The Chief Compliance Officer reports directly to the Board of Directors.

Hotline

As part of its Compliance Program, the Company provides a hotline for employees who wish to anonymously or confidentially report suspected violations of our codes of conduct, policies/procedures, or laws and regulations. Employees are strongly encouraged to report any suspected violation if they do not feel the problem can be appropriately addressed through the normal chain of command. The hotline does not replace other resources available to our employees, including supervisors, managers and human resources staff, but is an alternative channel available. The hotline forwards all reports to the Chief Compliance Officer who is responsible for investigating, reporting to the Compliance Committee, and documenting the disposition of each report. The Chief Compliance Officer forwards any calls pertaining to the financial statements or financial issues to the Chairman of the Audit Committee. The Company does not allow any retaliation against an employee who reports a compliance related issue in good faith.

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

Employees

As of March 31, 2023 we had a total of 50 full-time employees, four of whom are engaged in full-time research and development activities and four of whom hold doctorate degrees, as well as two temporary employees. None of our employees are represented by a labor union.

Available Information

Our website address is www.biocept.com. We post links to our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We have historically incurred substantial net losses, including a net loss of approximately $32.1 million for the year ended December 31, 2022. We experienced reduced demand for our COVID-19 testing services and stopped offering these services in February 2023. We will continue to incur net losses and negative cash flows from operations for the foreseeable future. At December 31, 2022, our accumulated deficit was approximately $298.4 million.

We expect our losses to continue as a result of costs relating to our laboratory operations as well as sales and marketing costs and research and development expenses. These losses have had, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

We need to raise additional capital to continue as a going concern.

We expect to continue to incur losses for the foreseeable future and will have to raise additional capital to fund our planned operations and to meet our long-term business objectives. We currently expect that our existing resources will only be sufficient to fund our planned operations and expenditures into the third quarter of 2023. Management intends to continue its efforts to contain costs and to raise additional capital until we can generate sufficient cash from commercial sales to support operations, if ever. Until we can generate significant cash from operations, including product and assay revenues, we expect to continue to fund our operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. General market conditions resulting from high inflation, high interest rates, global supply chain issues, the Russia-Ukraine conflict, COVID-19, bank failures, general economic uncertainty and other macroeconomic factors, as well as market conditions affecting companies in the life sciences industry in general, may make it difficult for us to obtain financing from the capital markets on attractive terms, or at all. Failure to raise additional capital in sufficient amounts when needed would significantly impact our ability to continue as a going concern. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control. To fund our current and planned operations in the short- and long-term, we may seek to raise additional capital through public or private equity offerings, debt financings, borrowings or strategic partnerships coupled with an investment in our company or a combination thereof. If we raise additional funds through the issuance of convertible debt securities, or other debt securities, these securities could be secured and could have rights senior to those of our common stock. In addition, any new debt incurred by us could impose covenants that restrict our operations. The issuance of any new equity securities will also dilute the interest of our current stockholders. Given the risks associated with our business, including our unprofitable operating history and our ability or inability to develop additional assays, and the current volatility in the equity markets, additional capital may not be available when needed on acceptable terms, or at all. There is no assurance that we will be able to raise adequate funds when needed or on favorable terms. If adequate funds are not available when needed, we will need to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses (through reductions in our workforce or otherwise), sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, pursue an acquisition of our company at a price that may result in a significant loss on investment to our stockholders, file for bankruptcy, seek other protection from creditors, or liquidate all of our assets.

We expect to continue to incur significant expenses to develop and market products and diagnostic assays, which could make it difficult for us to achieve and sustain profitability.

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. For the years ended December 31, 2022 and 2021, our research and development expenses were $6.2 million and $5.0 million, respectively, and our sales and marketing expenses were $7.1 million and $8.3 million, respectively. We expect our expenses to be significantly more than our revenues for the foreseeable future and increase as we conduct studies of our current products, assays and services and our planned future products, assays and services, establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we will need to generate significant revenues in order to achieve sustained profitability.

We may undertake internal restructuring activities in the future that could result in disruptions to our business or otherwise materially harm our results of operations or financial condition.

From time to time we may undertake internal restructuring activities as we continue to evaluate and attempt to optimize our cost and operating structure in light of developments in our financial condition, business strategy and long-term operating plans. For example, we completed a reduction in our workforce in the first quarter of 2023, including our entire field-based salesforce. Subject to obtaining sufficient funding, we plan to hire and develop a field-based sales organization in the future as part of our long-term business strategy.

Any restructuring activities we undertake in the future may result in write-offs or other restructuring charges. There can be no assurance that any restructuring activities that we have undertaken or undertake in the future will achieve the cost savings, operating efficiencies or other benefits that we may initially expect. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from commercial operations. If any internal restructuring activities we have undertaken or undertake in the future fail to achieve some or all of the expected benefits therefrom, our business, results of operations and financial condition could be materially and adversely affected.

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

We are an early-stage molecular oncology diagnostics company and have engaged in only limited sales and marketing activities for the diagnostic assays we currently offer through our CLIA-certified, CAP accredited, and state-licensed laboratory. Except for net income generated in the first quarter of 2021 as a result of our COVID-19 testing business, which we discontinued in February 2023, our revenue has been insufficient to fund operations.

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

Our ability to successfully market the products and diagnostic assays that we have developed, and may develop in the future, will depend on numerous factors, including:

•
the success of our FORESEE clinical study to evaluate the clinical utility of CNSide in LM patients, and our ability to conduct clinical utility studies of CNSide or other assays in collaboration with key thought leaders to demonstrate their use and value in important medical decisions such as treatment selection;
•
whether CNSide is included in NCCN treatment guidelines;
•
whether private health insurers, government health programs and other third-party payors will adopt liquid biopsy-based assays, including CNSide, in their guidelines, or cover such diagnostic assays and, if so, whether they will adequately reimburse us.
•
whether our partners vigorously support our offerings;
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
•
our ability to successfully hire and develop a field-based sales force in the future, and the success of any such sales force; and
•
our ability to fund sales and marketing activities.

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

Our business is subject to risks arising from pandemic and epidemic diseases

A pandemic or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, courier delivery services and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. The continued spread of an infectious disease and the measures taken by state and local governments could disrupt the supply chain of material needed for our assays, interrupt our ability to receive samples, impair our ability to perform or deliver the results from our tests, impede patient movement or interrupt healthcare services causing a decrease in test volumes, delay coverage decisions from Medicare and third party payors, delay ongoing and planned clinical trials involving our tests and have a material adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic previously resulted in a number of restrictions to reduce the spread of the disease, including executive orders in California, and several other state and local orders across the country, which, among other things, directed individuals to shelter at their places of residence, directed schools, businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings, and ordered cessation of non-essential travel. The effects of state and local stay-at-home orders may disrupt our business and delay our development programs and regulatory timelines and negatively impact our commercial activities, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations due to a resurgence of COVID-19 or another health epidemic or pandemic could negatively impact our business, operating results and financial condition.

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

We face competition from specialty oncology diagnostic companies that are conducting research and development to develop proprietary CTC or ctDNA based assays and assay test panels for use in genomic profiling and monitoring solid tumor cancers. Competitors developing ctDNA based assays and assay panels include but are not limited to companies such as Guardant Health, Foundation Medicine, Tempus Laboratories, NeoGenomics, Invitae, Natera, Inivata and Biodesix. EPIC Sciences, Menarini Silicon Biosystems and Angle PLC offer CTC-based assays. These companies, in addition to operating research and development laboratories, have established CLIA-certified testing laboratories and have developed LDT (lab developed tests) that they market directly to oncologists and pathologists. A few of these companies, like Guardant Health, have achieved FDA clearance for their proprietary laboratory tests.

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

Another new area of science and medicine is tumor cell and ctDNA assays performed from CSF samples for neuro-oncology applications and there is currently limited competition for our CSF-based tumor cell and ctDNA assays. There are no known specialty oncology diagnostic companies or large laboratory services companies that offer CSF-based tumor cell and ctDNA tests for neuro-oncology applications as a standard commercial clinical testing service. A few academic based pathology labs such as Memorial Sloan Kettering Cancer Center offer CSF-based testing mainly for research and internal purposes.

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

To generate demand for our current products, assays and services and our planned future products, assays and services, we will need to hire and develop a field-based sales organization to educate medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists, and other physicians and other health care professionals, as well as laboratory and medical equipment suppliers, on the clinical utility, benefits and value of the products, assays and services we provide through published papers, presentations at scientific conferences, educational programs and one-on-one education sessions by members of our sales force. In addition, we need to educate medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians of our ability to obtain and maintain coverage and adequate reimbursement from third-party payors. We will need to hire additional commercial, scientific, technical and other personnel to support this process. Unless an adequate number of medical practitioners order our current assays and our planned future assays, or unless an adequate number of laboratory supply distributors order our current and planned future products, we will likely be unable to create demand in sufficient volume for us to achieve sustained profitability.

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

Clinical utility studies, including the FORESEE trial for CNSide, show when and how to use a clinical test or assay and describe the particular clinical situations or settings in which it can be applied and the expected results. Clinical utility studies also show the impact of the test or assay results on patient care and management. Clinical utility studies are typically performed with collaborating oncologists or other physicians at medical centers and hospitals, analogous to a clinical trial, and generally result in peer-reviewed publications. Sales and marketing representatives use these publications to demonstrate to customers how to use a clinical test or assay, as well as why they should use it. These publications are also used with payors to obtain coverage for a test or assay, helping to assure there is appropriate reimbursement.

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

Our failure to obtain sufficient funding and to attract, hire and retain a sufficient number of qualified sales professionals would hamper our ability to increase demand for our products and diagnostic assays, to expand geographically and to successfully commercialize any other products or assays we may develop.

To succeed in selling our products and diagnostic assays and any other products or assays that we develop, we intend to hire and develop a U.S. based field-based sales organization in the future, subject to obtaining sufficient funding to do so. We will seek to recruit sales representatives with extensive experience in oncology and established relationships with medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists, oncology nurses, and other physicians and hospital personnel, as well as laboratory supply distributors. To achieve our marketing and sales goals, we will need to build and develop a sales and commercial infrastructure. Sales professionals with the necessary technical and business qualifications are in high demand, and there is a risk that we may be unable to attract, hire and retain the number of sales professionals with the right qualifications, scientific backgrounds and relationships with decision-makers at potential customers needed to achieve our sales goals. We expect to face competition from other companies in our industry, some of whom are much larger than us and who can pay greater compensation and benefits than we can, in seeking to attract and retain qualified sales and marketing employees. If we are unable to hire and retain qualified sales and marketing personnel, our business will suffer.

Our dependence on commercialization partners for sales of products, assays and services could limit our success in realizing revenue growth.

We may seek to grow our business through the use of commercialization partners for the sales, marketing and commercialization of our current products, assays and services, as well as our planned future products, assays and services, and to do so we must enter into agreements with these partners to sell, market or commercialize our products, assays and services. These agreements may contain exclusivity provisions and generally cannot be terminated without cause during the term of the agreement. We may need to attract additional partners to expand the markets in which we sell products or assays. These partners may not commit the necessary resources to market and sell our products and diagnostics assays to the level of our expectations, and we may be unable to locate suitable alternatives should we terminate our agreement with such partners or if such partners terminate their agreement with us.

If future commercialization partners do not perform adequately, or we are unable to locate commercialization partners, we may not realize revenue growth.

We depend on third parties for the supply of samples and other biological materials that we use in our research and development efforts. If the costs of such samples and materials increase or our third-party suppliers terminate their relationship with us, our business may be materially harmed.

We have relationships with suppliers and institutions that provide us with samples and other biological materials that we use in developing and validating our current assays and our planned future assays. If one or more suppliers terminate their relationship with us or are unable to meet our requirements for samples, we will need to identify other third parties to provide us with blood samples and biological materials, which could result in a delay in our research and development activities and negatively affect our business. In addition, as we grow, our research and academic institution collaborators may seek additional financial contributions from us, which may negatively affect our results of operations. To the extent that the third parties supplying us with samples or other biological materials are impacted by COVID-19 or another health epidemic or pandemic or supply chain issues, our costs and availability of such supplies may be impacted.

We currently rely on third-party suppliers for our SCTs, shipping kits, and critical materials needed to perform our current assays, as well as our planned future products, assays and services, and any problems experienced by them could result in a delay or interruption of their supply to us.

We currently purchase our SCTs and raw materials for our microfluidic channels and assay reagents under purchase orders and do not have long-term contracts with most of the suppliers of these materials. If suppliers were to delay or stop producing our SCTs, shipping kits, materials or reagents, or if the prices they charge us were to increase significantly, or if they elected not to sell to us, we would need to identify other suppliers. We could experience delays in obtaining SCTs and shipping kits, manufacturing the microfluidic channels, or performing assays while finding another acceptable supplier, which could impact our results of operations. The changes could also result in increased costs associated with qualifying the new SCTs, shipping kits, materials or reagents and in increased operating costs. Further, any prolonged disruption in a supplier’s operations could have a significant negative impact on our ability to perform diagnostic assays in a timely manner and sell our products. If our third-party suppliers’ operations are impacted by COVID-19 or another health epidemic or pandemic or supply chain issues, we may experience supply delays or interruptions.

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

We currently manufacture our proprietary microfluidic channels at our San Diego facility and intend to continue to do so. We believe we currently have adequate manufacturing capacity for our microfluidic channels. If demand for our current products, assays and services and our planned future products, assays and services increases significantly, we will need to either expand our manufacturing capabilities or outsource to other manufacturers. If we or third-party manufacturers engaged by us fail to manufacture and deliver our microfluidic channels or certain reagents in a timely manner, our relationships with our customers could be seriously harmed. We cannot assure you that manufacturing, or quality control problems will not arise as we attempt to increase the production of our microfluidic channels or reagents or that we can increase our manufacturing capabilities and maintain quality control in a timely manner or at commercially reasonable costs. If we cannot manufacture our microfluidic channels consistently on a timely basis because of these or other factors, it could have a significant negative impact on our ability to perform assays and generate revenues. We may encounter supply chain constraints in obtaining the raw materials needed to manufacture our products for a variety of reasons, including events outside of our control such as COVID-19, or another health epidemic or pandemic and geopolitical events.

International expansion of our business would expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

As part of our long-term business strategy, we may pursue international expansion, including partnering with academic and commercial testing laboratories, and introducing our technology outside the United States as part of in vitro diagnostic, or IVD, test kits and/or testing systems utilizing our technologies. Doing business internationally involves a number of risks, including:

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including, without limitation, regulatory investigations or actions, litigation, interruption to our operations, harm to our reputation, fines, penalties, liability, or a loss of revenues, customers or sales, or other adverse consequences.

In the ordinary course of our business, we may process proprietary, confidential and sensitive information, personal data (including health information), intellectual property, trade secrets, and other sensitive business information owned or controlled by ourselves or other parties (collectively, sensitive information).

Despite the implementation of security measures, we and the third parties upon whom we rely (including the Internet and related systems) face a variety of evolving threats related to sensitive information, including without limitation ransomware attacks, which could cause security incidents. Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel misconduct or error, employee theft or misuse, sophisticated nation-state and nation-state supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products

We and the third parties upon whom we rely are subject to a variety of evolving threats, including but not limited to social engineering attacks (including through phishing attacks), software bugs, malicious code (such as viruses and worms), denial-of-service attacks (such as credential stuffing), ransomware attacks, supply chain attacks, malware installation (including as a result of advanced persistent threat intrusions), server malfunction, software or hardware failures, loss of data or other computer assets, adware, physical break-ins, fires, telecommunications or network failures, malicious human acts, natural disasters, or other similar issues. Ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, disruption of clinical trials, loss of sensitive information (including data related to clinical trials), loss of income, significant extra expenses to restore data or systems, reputational loss and the diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments).

In addition, we rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including without limitation, assay processing, sample tracking, quality control, customer service and support, billing and reimbursement, research and development activities and our general and administrative activities. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our platform, systems and networks or the systems and networks of third parties that support us and our services. Despite the security controls we have in place, such attacks are very difficult to avoid.

Any of the aforementioned threats and other similar attacks, disruptions or accidents could cause a security incident, which, in turn, could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our sensitive information, or disrupt our ability to provide our platform or our service providers’ ability to support our services or develop or deliver our products. We may expend significant resources, fundamentally change our business activities and practices, or modify our operations in an effort to protect against security incidents and to mitigate, detect and address actual and potential vulnerabilities. Certain data privacy and security obligations may require us to implement and maintain specific, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. Despite the precautionary measures we have taken to try to prevent a security incident, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and address vulnerabilities, if any, in our information technology systems, our efforts may not be successful. These vulnerabilities pose risk to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

Furthermore, if we or any third party upon whom we rely experience a security incident, or are perceived to have experienced a security incident, it could result in: government enforcement actions that could include investigations, fines, penalties, audits and inspections; additional reporting requirements and/or oversight; restrictions on processing personal data or sensitive information (which could impact our ability to conduct tests or develop our products); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Furthermore, there can be no assurance that our contracts contain limitations of liability, and even where they do, such limitations may not be enforceable, adequate or otherwise protect us from liabilities or damages if we fail to comply with obligations related to security incidents. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

Regulatory and Reimbursement Risks Relating to Our Business

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

Although some of these provisions may negatively impact payment rates for clinical laboratory tests, the ACA also extends coverage to over 30 million previously uninsured people, which resulted in an increase in the demand for our current assays and our planned future assays. There have been executive, judicial and congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Protecting Access to Medicare Act of 2014, or PAMA, was signed to law, which, among other things, significantly altered the current payment methodology under the Medicare Clinical Laboratory Fee Schedule, or CLFS. Beginning in 2017 and every three years thereafter (or annually in the case of advanced diagnostic laboratory tests), applicable clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic laboratory test that it furnishes during the specified time period. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Effective January 1, 2018, the Medicare payment rate for each clinical diagnostic laboratory test is equal to the weighted median amount for the test from the most recent data collection period. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. The PAMA rate changes did not materially affect our payments beginning in 2018; however, we cannot predict how this may affect future payment in coming years. Reporting of payment data under PAMA for clinical diagnostic laboratory tests has been delayed on numerous occasions. Based on current law, between January 1, 2024 and March 31, 2024, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2025 to 2026 CLFS rates. In addition, CMS updated the statutory phase-in provisions such that the rates for clinical diagnostic laboratory tests in 2020 could not be reduced by more than 10% of the rates for 2019. Pursuant to the CARES Act, the statutory phase-in of the payment reductions has been extended through 2024, with a 0% reduction cap for 2021-2022 and a 15% reduction cap for 2024 through 2026.. It is unclear what impact new quality and payment programs or new pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations, or cash flows.

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

Additionally, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers and suppliers of up to 2% per fiscal year, starting in 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The full impact on our business the sequester law is uncertain. In addition, the Middle-Class Tax Relief and Job Creation Act of 2012, or MCTRJCA, mandated an additional change in Medicare reimbursement for clinical laboratory tests. In addition, Congress is considering additional health reform measures as part of other reform initiatives.

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

Approximately 36% and 56% of total net revenues during the years ended December 31, 2022 and 2021, respectively, were associated with Medicare and CARES Act reimbursement. Approximately 16% and 17% of total net revenues during the years ended December 31, 2022 and 2021, respectively, were associated with Blue Cross Blue Shield reimbursement. Approximately 16% and 6% of total net revenues during the years ended December 31, 2022 and 2021, respectively, were associated with Kaiser Permanente reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare and Blue Cross Blue Shield covered portions of our current assays and our planned future assays would, without such contracted payor reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

Medicare has coverage policies that can be national or regional in scope. Coverage means that the assay is approved as a benefit for Medicare beneficiaries. If there is no coverage, neither the supplier nor any other party, such as a reference laboratory, may receive reimbursement from Medicare for the service. There is currently no national coverage policy regarding the CTC enumeration portion of our assays. Because our laboratory is in California, the regional Medicare Administrative Contractor, or MAC, for California is the relevant MAC for all our assays. The previous MAC for California, Palmetto, which is contracted with CMS to administer the Molecular Diagnostic Services, or MolDX, program that sets guidelines for coding, coverage and reimbursement of molecular diagnostic assays, adopted a negative coverage policy for CTC enumeration. The current MAC for California, Noridian Healthcare Solutions, LLC, is adopting the coverage policies from Palmetto. Therefore, the enumeration portion of our assays is not currently covered, and we will receive no payment from Medicare for this portion of the service unless and until the coverage policy is changed. Tumor cell enumeration counts disease burden and is a prognostic assay, and although valuable, it does not yet meet many of the medical necessity requirements of Medicare and the payors. We intend to pursue payment for the capture portion of our CNSide technology that allows us to run our diagnostic testing for some of our assays.

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

Our SCTs are marketed for RUO and distributed and sold to end users, some of which will be researchers and institutions while other end users could be labs performing clinical testing that will create their own LDTs. Some end users may assert that our ROU products caused their assays to perform inadequately or give erroneous results. If that was the case, we could potentially incur additional liabilities.

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

Additionally, on March 16, 2018, CMS issued a final determination decision memo for Next-Generation Sequencing, or NGS, tests for Medicare Beneficiaries with Advanced Cancer (CAG-00450N). Under this final determination, NGS tests that gain FDA approval or clearance as a companion diagnostic will receive coverage, and the final determination of coverage for NGS tests that are LDTs will be left up to the local MAC. Currently, only 2 of our 17 CLIA validated assays utilized in CNSide is NGS-based; however, we plan to offer additional NGS assays in the future. To gain coverage for those assays, we will need to apply to Palmetto, which is the MAC that evaluates and recommends payment coverage or denial for molecular testing in our jurisdiction. Historically, Palmetto has offered a path to reimbursement by providing coverage while data is being gathered known as Coverage with Data Development, or CDD. Going forward, the extent to which CDD will be continued, if at all, or to the extent that a process will be available in its place, if any, are unclear.

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

We have engaged a contract research organization to perform data collection and analysis and other aspects of our clinical trials, which might increase the cost and complexity of our trials. We may also depend on clinical investigators, medical institutions and contract research organizations to perform the trials properly. If these parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality, completeness or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or for other reasons, our clinical trials may have to be extended, delayed or terminated. Many of these factors would be beyond our control. We may not be able to enter into replacement arrangements without undue delays or considerable expenditures. If there are delays in testing or approvals as a result of the failure to perform by third parties, our research and development costs would increase, and we may not be able to obtain regulatory clearance or approval for our current assays and our planned future assays. In addition, we may not be able to establish or maintain relationships with these parties on favorable terms, if at all. Each of these outcomes would harm our ability to market our assays or to achieve sustained profitability.

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

We are or may become subject to stringent and changing U.S. and foreign laws, regulations, rules, standards, policies, contractual obligations and other obligations related to data privacy and security, including laws and regulations related to health information. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, enforcement or litigation, fines and penalties), a disruption of the development or delivery of our products and services, reputational harm, loss of revenue or profits, or other adverse business consequences.

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, process) personal data and other sensitive information, including but not limited to proprietary and confidential business information, trade secrets, intellectual property, health information and sensitive third-party information. Accordingly, we are, or may become, subject to numerous federal, state, local and foreign data privacy and security laws, regulations, guidance and industry standards, including laws that specifically regulate health information, as well as external and internal privacy and security policies, contracts and other obligations that apply to the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, and the respective implementing regulations, imposes limitations on certain entities’ processing of individual health information, and also grants individuals rights with respect to their health information. HITECH also made significant increases in the penalties for improper processing of an individual’s health information under HIPAA and extended enforcement authority to state attorneys general. For more information regarding risks associated with HIPAA, please refer to the section above titled Confidentiality and Security of Personal Health Information.

As another example, the California Consumer Privacy Act of 2018, or CCPA, applies to personal information of consumers, business representatives, and employees, and requires covered businesses to provide specific disclosures related to a business’s processing of personal data, new operational practices, and requirements to respond to certain requests from California residents related to their personal data. The CCPA provides for significant civil penalties of up to $7,500 per violation as well as a private right of action for data breaches and statutory damages. Although there are limited exemptions for clinical trial data and some other health data under the CCPA, the CCPA and other similar laws may impact our business activities and increase our compliance costs. In addition the California Privacy Rights Act of 2020, or CPRA, effective January 1, 2023, expanded the CCPA’s rights, including by, among other things, giving California residents the ability to correct their personal data and limit use of certain sensitive personal data, establishing restrictions on the retention of personal data, expanding the types of data breaches subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the new law. In addition, other states have enacted or proposed data privacy laws, which could further complicate the legal landscape. For example, Virginia recently passed the Consumer Data Protection Act which became effective on January 1, 2023, and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in July 2023. Other data privacy and security laws have also been proposed at the federal, state, and local levels, and may be enacted.

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

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

The number and scope of obligations related to data privacy and security, including but not limited to the complex requirements of HIPAA, GDPR and US state data privacy law requirements, are rapidly evolving, subject to change and potentially in conflict with each other. As a result, preparing for and complying with these obligations requires significant resources and may necessitate changes to our services, information technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors, consultants or other third parties that process personal data on our behalf, any of which could have a negative impact on our operations. Our business model materially depends on our ability to process personal data, so we are particularly exposed to the risks associated with the rapidly changing legal landscape. Adding to the complexity is that our operations are evolving, and these laws will apply differently depending on our operations, for example whether we electronically bill for our services.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees, partners, third-party collaborators, service providers, contractors or consultants fail to comply with such obligations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to foreign, federal, state, or local government enforcement actions that could include investigations, fines, penalties, audits and inspections; litigation (including class-action claims); additional reporting requirements and/or oversight; temporary or permanent bans on all or some processing of personal data (including in relation to clinical trials); and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to loss of actual or prospective customers, collaborators or partners; interruption or stoppage in clinical trials; inability to process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize our products; or require us to revise or restructure our operations. Moreover, such claims, even if we are not found liable, could be expensive and time-consuming to defend and could divert management’s attention and cause adverse publicity that could harm our business or have other material adverse effects.

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

We, independently or together with our licensors, have filed several patent applications covering various aspects of our products and services. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. For example, our U.S. patent related to our SCTs is currently under a reexamination procedure in the U.S. Patent Office and was issued a Reexamination Certificate. Any successful opposition to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any products and services that we may offer. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product or service under patent protection could be reduced.

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

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum stockholders’ equity requirement, Nasdaq may take steps to de-list our common stock. For example, in May 2016, we received a letter from Nasdaq indicating that we are not in compliance with the minimum stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1), and in each of June 2016, November 2016, January 2018, September 2019 and October 2022, we received letters from Nasdaq indicating that we were not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on The Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. We were able to regain compliance with the Nasdaq continued listing requirements discussed in the May 2016, June 2016, November 2016, January 2018 and September 2019 letters. With respect to the October 2022 letter, we initially had 180 calendar days (or until April 17, 2023) to regain compliance with the minimum bid price requirement, and we expect to be afforded an additional 180 days as a result of our meeting the requirements for the 180-day extension, including the notice we provided to Nasdaq of our intention to cure the bid price deficiency through a reverse stock split, if necessary. On April 10, 2023, we filed a preliminary proxy statement for a special meeting of stockholders to be held on May 21, 2023 for the purpose of approving a reverse split of our outstanding common stock. There can be no assurance that we will be able to regain and maintain compliance with the minimum bid price requirement. In addition, we were unable to timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which resulted in us not being in compliance with Nasdaq Listing Rule 5250(c)(1). We subsequently filed such Quarterly Report on Form 10-Q within the additional period granted by Nasdaq. However, it is possible that we will be unable to timely file future periodic reports in a timely manner. If we fail to regain and maintain compliance with Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with Nasdaq’s listing requirements.

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
•
the impact that a resurgence in COVID-19 or another health epidemic or pandemic may have on our core oncology business;
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

We had outstanding 17,070,071 shares of common stock as of December 31, 2022 most of which are not subject to resale restrictions under Rule 144 of the Securities Act. In addition, as of December 31, 2022, we had outstanding preferred stock convertible into 46,541 shares of our common stock, 2,263,401 options to purchase shares of our common stock and 844,460 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

Warrants to purchase common stock issued in our December 2019 public offering include a right to receive the Black-Scholes value of the unexercised portion of the warrants in the event of a fundamental transaction, which payment could be significant.

The warrants to purchase shares of common stock issued by us in connection with our December 2019 public offering provide that, in the event of a “fundamental transaction” that is approved by our board of directors, including, among other things, a merger or consolidation of our company or sale of all or substantially all of our assets, the holders of such warrants have the option to require us to pay to such holders an amount of cash equal to the Black-Scholes value of the warrants. Such amount could be significantly more than the warrant holders would otherwise receive if they were to exercise their warrants and receive the same consideration as the other holders of common stock, which in turn could reduce the consideration that holders of common stock would be concurrently entitled to receive in such fundamental transaction. Any future equity financing we conduct may require us to issue warrants that have a similar feature.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation known as the Tax Cuts and Jobs Act of 2017, the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act of 2022 enacted many significant changes to the U.S. tax laws. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of current year taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a cumulative change in its equity ownership by “5-percent shareholders” of greater than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its estimated pre-change net operating loss carryforwards and certain other tax attributes (such as research tax credits) to offset its post-change taxable income and taxes, as applicable, may be limited. As of December 31, 2022, we had estimated federal and state net operating loss carryforwards of approximately $91.3 million and $66.8 million, respectively, and estimated federal and California research and development tax credits of approximately $1.0 million and $4.0 million, respectively, which could be limited if we have experienced or do experience any “ownership changes.” We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation, due to the complexity and cost associated with such a study, and the fact that there may be additional ownership changes in the future. We believe, however, that multiple ownership changes have likely occurred. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. We have estimated that the use of our net operating loss is limited and the amounts above remain fully offset by a valuation allowance.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in increased unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the ongoing Russia-Ukraine conflict, high interest rights, inflation and recent bank failures have created extreme volatility in the global capital markets and may have further global economic consequences. Continuing concerns over United States health care reform legislation have also contributed to increased volatility. Any such volatility and disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We have a lease for approximately 39,600 square feet of space in San Diego, California for use as a clinical reference laboratory and corporate headquarters, including manufacturing and research laboratories. As of December 31, 2022, the average rent for the remaining lease period is approximately $150,000 per month. This lease expires in June 2031. We believe that our existing facilities are adequate for our current and reasonably foreseeable future needs.

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

Holders of Record

As of March 31, 2023, there were 11 holders of record of our common stock. The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Our efforts have culminated in the presentation of our early clinical experience at several leading academic forums, including most recently the Society of Neuro-Oncology, or SNO, Brain Metastases meeting in August 2021, as well as the Annual SNO meeting in November 2021, the San Antonio Breast Cancer Symposium, or SABCS, in December 2021, the American Academy of Neurology in April 2022, and the annual SNO meeting in November 2022. We believe these presentations have illustrated the feasibility of this assay to inform three critical questions important for the care of patients with suspected or confirmed metastatic cancer involving the CNS: Is there tumor (diagnosis)? Is there target (presence of a biomarker to aid treatment selection)? Is there trend (a response to therapy)?

The question “Is there tumor?” is essential for the diagnostic work-up of these patients. Tumor cells in the blood can shed from either primary or metastatic tumors. They can be rapidly removed in the capillary beds of the spleen, liver, kidneys, lungs and other organs, so they are rarely found. They are the defining feature of metastasis to the leptomeningeal space within the CNS and hence define the presence or absence of leptomeningeal metastasis, or LM. To distinguish tumor cells derived from CSF and blood we often refer to tumor cells in CSF as CSF tumor cells, rather than CTCs.

Regarding the second clinical question, “Is there target?” our CNSide assay provides a vehicle for several different diagnostic assay profiles which combined with our molecular test menu and next generation sequencing, or NGS, services can identify tumor cell biomarkers that are intended to help physicians make decisions related to the evolution or course of metastatic tumor that may inform treatment decisions. Cancer cells typically acquire genetic alterations which differ from that of normal cells. Metastatic cancers often acquire additional genetic alterations which distinguish them from the primary tumor site. This marked genetic variation between areas of tumor growth is termed “genetic heterogeneity,” and findings related to this were featured in our SABCS presentation in December 2021 illustrating the value of CNSide in identifying “genetic heterogeneity” of a targetable biomarker called HER2.

Finally, regarding the third clinical question, “Is there trend?” over the past year we have gained considerable experience with cases that have been sampled multiple times over the course of a patient’s treatment. The association of quantitative CSF tumor cell counts with response to treatment has been noted in both lung and breast cancer, as well as other tumors examined. In August 2021, at the SNO Brain Metastases meeting, we presented data obtained from a single institution experience showing how serial monitoring of CSF tumor cells by CNSide was used to determine the response to treatment in patients with Non-Small Cell Lung Cancer having LM. In addition, in November 2021 at SNO, we presented the early findings of several patients with breast cancer having LM which had been followed with multiple CSF samples drawn at different time points on each patient. The downward progression of tumor cell counts has been noted by several treating physicians to correlate with response to treatment and resolution of symptoms. Serial monitoring of genetic alterations present in CSF tumor cells may create opportunities to change the therapy of certain patients throughout treatment. These observations presented in abstracts and poster presentations in 2021 have informed our clinical study strategy which is the basis for our 2022 efforts to further explore these observations in a prospective clinical trial.

Our first CNSide multi-center prospective clinical trial, named FORESEE (NCT05414123) is now enrolling patients. at one site in Los Angeles, CA. The trial’s primary outcome measure will assess the impact of CNSide on treatment decisions. Assuming the results of the trial are favorable, we intend to pursue the inclusion of CNSide in the standard National Comprehensive Cancer Network, NCCN, guideline for diagnosis and monitoring of LM disease. With the help of a leading Clinical Research Organization, we have established the infrastructure for the trial, have opened two sites (one in Los Angeles and one in Dallas) and are now in the process of opening at least three additional clinical sites where patients with breast or non-small cell lung cancer, NSCLC, who have suspicious or confirmed LM will be enrolled.

COVID-19 Pandemic Response Summary

In June 2020, to respond to a national public health emergency precipitated by the COVID-19 pandemic, we introduced molecular testing for SARS-CoV2, the virus responsible for COVID-19, using a United States Food and Drug Administration, or FDA, Emergency Use Authorization, or EUA, based “RT- PCR” method developed by Thermo-Fisher.

Since launch of our COVID-19 testing program, we performed more than 1,000,000 assays for customers. We primarily marketed our COVID- 19 testing services to skilled nursing facilities in the western United States and to certain community colleges within California.

Our COVID-19 testing services were responsible for most of our revenues during the year ended December 31, 2022 and 2021. However, as a result of increased vaccination and immunization levels, as well as decreased COVID-19 hospitalizations, reported cases and mandatory COVID-19 testing, we experienced reduced demand for our COVID-19 testing services during 2022. We ceased COVID-19 service offerings in February 2023.

Additional Oncology Testing Services

In addition to CNSide, we previously offered blood-based testing through our Target Selector technologies which enable detection of specific gene mutations, such as EGFR, KRAS or BRAF, in ctDNA from blood and CSF samples. In May 2022, after a thorough business review, we decided to discontinue certain unprofitable blood-based molecular testing services including our Target Selector offerings. We also offer, and received MolDX reimbursement approval for, certain specific protein and gene alterations, such as HER2 amplification, in tumor cells isolated from blood or present in CSF. We continue to offer these HER2 based tests as they are an important aspect of our CNSide offering. We will also continue to provide certain other blood-based testing services for biopharma partners and to support investigator-initiated studies involving CNSide. We believe our multi-modality combination of a proprietary cell capture and analysis method in combination with an extensive menu of molecular testing modalities that includes ICC, FISH, PCR testing and NGS testing provides us with the necessary tools to service a broad range of diagnostic applications in patients with neurological metastatic cancers. We continue to seek other diagnostic modalities that may benefit neuro-oncology patients and their caregivers.

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
•
providing laboratory services using both our CSF tumor cell and ctDNA and ctRNA assays in order to help pharmaceutical and biopharmaceutical companies run clinical studies establishing the use of novel drug therapies used to treat cancer; and
•
licensing our proprietary technology and selling our distributed products, including our SCTs and assay kits, to partners in the United States and abroad.

We plan to grow our business by directly offering our CNSide and molecular assays to neuro-oncologists, oncologists and other physicians or heath care providers who treat patients with cancer. Based on our product development data, as well as discussions with our key collaborators, we believe that our planned future assays, particularly those related to CSF, should provide important information and clinical value to physicians.

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

Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan depends on our ability to continue to develop and commercialize products and assays through our CLIA-certified, CAP-accredited, and state-licensed laboratory. We have now commercialized our CNSide assays for breast cancer, non-small cell lung cancer, small cell lung cancer, melanoma, esophageal cancer, gastric cancer, colorectal cancer, head and neck cancers, ovarian cancer, endometrial cancer, renal cancer, bladder cancer, prostate cancer, liver cancer, pancreatic cancer, neuroendocrine cancer, melanoma and plan to continue to launch a series of cancer diagnostic assays for different predictive biomarkers assays in the United States as LDTs performed in our laboratory and enhance revenue for these products through the efforts of our sales and marketing organization. Our sales strategy is to engage medical oncologists, neuro-oncologists, surgical oncologists, urologists, pulmonologists, pathologists and other physicians in the United States at private and group practices, hospitals and cancer centers. We also have a research and development program focused on technology enhancements, novel platform development, and evaluating clinical applications for our cancer diagnostic tests in different cancer types and clinical settings.

To facilitate market adoption of our products and assays, we anticipate having to successfully complete additional clinical utility studies with clinical samples to generate clinical utility data and then publish our results in peer-reviewed scientific journals, including the FORESEE study for CNSide. Our ability to complete such clinical studies is dependent upon our ability to leverage our collaborative relationships with leading institutions to facilitate our research, to conduct the appropriate clinical studies and to obtain favorable clinical data. We currently collaborate with key thought leaders, physicians and clinical researchers across the country, including those at Sarah Cannon Research Institute, University of Colorado, Northwestern University Lurie Cancer Center, Stanford University, Penn State University, University of California, San Diego, St John’s Cancer Institute at Santa Monica (formerly John Wayne Cancer Institute), Columbia University, Emory University, Johns Hopkins Medical Institute, University of Texas Southwestern Medical Center, Yale University, Ohio State University, Vanderbilt University, Georgetown University and many others and plan to expand our collaborative relationships to include other key thought leaders at other institutions for the cancer types we target with our CNSide commercialized assays and our planned future assays, as well as for our current and planned future products. Such relationships help us develop and validate the effectiveness and utility of our products, commercialized assays and our planned future assays in specific, clinical settings and provide us access to patient samples and data.

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

We bill third-party payors on a fee-for-service basis at our list price and third-party commercial revenue is recorded net of contractual discounts, payor- specific allowances and other reserves. Our development services revenues are supported by contractual agreements and generated from assay development services provided to entities, as well as certain other diagnostic services provided to physicians. Diagnostic services are completed upon the delivery of assay results to the prescribing physician, at which time we bill for the service.

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

Research and Development Expenses. We incur research and development expenses principally in connection with our efforts to develop and improve our tests. Our primary research and development expenses consist of direct personnel costs, laboratory equipment and consumables, and overhead expenses. We anticipate that research and development expenses will increase in the near-term, principally to develop and validate tests in our pipeline and to perform work associated with clinical utility studies, including the FORESEE study for CNSide, and development collaborations. In addition, we expect that our costs related to collaborations with research and academic institutions will increase. All research and development expenses are charged to operations in the periods in which they are incurred.

Sales and Marketing Expenses. During the periods presented, our sales and marketing expenses consisted principally of personnel and related overhead costs for our sales team and their support personnel, travel and entertainment expenses, and other selling costs including sales collaterals and trade shows. In January 2023 as part of a reduction in force that was completed in the first quarter of 2023, we eliminated our field-based sales force in an effort to conserve our cash resources. Once we have adequate resources to do so, as part of our business strategy, we plan to hire and develop a field-based sales force to educate physicians directly on the benefits of our assays and the clinical data supporting them, as well as provide support to and serve as technical specialists for our partners, which will increase our sales and marketing expenses.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. While we believe these estimates are reasonable and consistent, they are by their very nature estimates of amounts that will depend on future events. Accordingly, actual results could differ from these estimates. Our Audit Committee periodically reviews our significant accounting policies. Our critical accounting policies arise in conjunction with the following:

•
revenue recognition;
•
stock-based compensation; and
•
going concern.

Revenue Recognition

We initiate a revenue transaction when we receive a requisition order to perform a diagnostic test. The information provided on the requisition form is used to determine the party that will be billed for the testing performed and the expected reimbursement. We recognize revenue and satisfy our performance obligation for services rendered when the testing process is complete, and associated results are reported. Revenues flow from clients, patients, Medicare and Medicaid and other third-party payors. We consider negotiated discounts and anticipated adjustments, including historical collection experience for the payor portfolio, when revenues are recorded.

The following are descriptions of our payors:

Clients

Client payors represent the portion of revenue related to physicians, hospitals, health systems, accountable care organizations, employers and other entities where payment is received exclusively from the entity ordering the testing service.

Patients

Patient revenues include revenue from uninsured patients and member cost-share for insured patients (e.g., coinsurance, deductibles and non-covered services). Uninsured patients are billed based upon our fee schedules. We bill insured patients as directed by their health plan and after consideration of the fees and terms associated with an established health plan contract.

Medicare and Medicaid

Medicare and Medicaid revenues are received from traditional Medicare and Medicaid programs. Net revenue from these programs is based on the fee schedule established by the related government authority. In addition, other adjustments including anticipated payor denials are considered when determining net revenue. Any remaining adjustments to revenue are recorded at the time of final collection and settlement. These adjustments are not material to our results of operations in any period presented.

Third Party

Third party includes revenue related to insurance companies. Most of our third-party revenue is reimbursed on a fee-for-service basis. These payors are billed based on our established list price and revenue is recorded net of contractual discounts. Revenues are recorded based upon contractually negotiated fee schedules, with revenues for non-contracted managed care organizations recorded based on historical reimbursement experience.

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
•
We are obligated to perform our diagnostic services upon receipt of a sample from a physician, and the patient and/or applicable payor are obligated to reimburse us for services rendered based on the patient’s insurance benefits.
•
Payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with CMS and applicable reimbursement contracts established between us and payors, unless the patient is a self-pay patient, whereby we bill the patient directly after the services are provided.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service, or a bundle of goods or services, to the customer. For our commercial and development services revenues, our contracts have a single performance obligation, which is satisfied upon rendering of services, which culminates in the delivery of a patient’s assay result(s) to the ordering physician or entity. The duration of time between accession receipt and delivery of a valid assay result to the ordering physician or entity is typically less than two weeks, and for our RT-PCR COVID-19 testing, was typically 48 hours or less. Accordingly, we elected the practical expedient and therefore, we do not disclose the value of unsatisfied performance obligations.

Transaction Price

The transaction price is the amount of consideration that we expect to collect in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties, such as sales taxes. The consideration expected from a contract with a customer may include fixed amounts, variable amounts, or both. Our gross commercial revenues billed, and corresponding gross accounts receivable, are subject to price concessions to arrive at reported net revenues, which relate to differences between amounts billed and corresponding amounts estimated to be subsequently collected and is deemed to be variable although the variability is not explicitly stated in any contract. Rather, the variability is due to several factors, such as the payment history or lack thereof for third-party payors, reimbursement rate changes for contracted and non-contracted payors, any patient co-payments, deductibles or compliance incentives, the existence of secondary payors and claim denials. We estimate the amount of variable consideration using the most likely amount approach to estimating variable consideration for third-party payors, including direct patient bills, whereby the estimated reimbursement for services is established by payment histories on CPT codes for each payor, or similar payor types. When no payment history is available, the value of the account is estimated at Medicare rates, with additional other payor-specific reserves taken as appropriate. Collection periods for billings on commercial revenues range from less than 30 days to several months, depending on the contracted or non- contracted nature of the payor, among other variables. The estimates of amounts that will ultimately be realized from commercial diagnostic services for non-contracted payors require significant judgment by management.

We limit the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. Revenue is recognized up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in the estimate of implicit price concessions and are included in the period in which such revisions are made. We monitor our estimates of transaction price to depict conditions that exist at each reporting date. If we subsequently determine that we will collect more consideration than we originally estimated for a contract with a customer, we will account for the change as an increase in the estimate of the transaction price in the period identified as an increase to revenue. Similarly, if we subsequently determine that the amount we expect to collect from a customer is less than we originally estimated, we will generally account for the change as a decrease in the estimate of the transaction price in the period identified as a decrease to revenue.

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

Determining the extent, if any, to which conditions or events raise substantial doubt about our ability to continue as a going concern, or the extent to which mitigating plans sufficiently alleviate any such substantial doubt, as well as whether or not liquidation is imminent, requires significant judgment by us. We have determined that it is probable based on projected cash flows that substantial doubt about our ability to continue as a going concern exists for the one-year period following the date that the financial statements for the year ended December 31, 2022 were issued. We currently expect that our existing resources will only be sufficient to fund our planned operations and expenditures into the third quarter of 2023. Management intends to continue its efforts to contain costs and to raise additional capital until we can generate sufficient cash from commercial sales to support operations, if ever.

Results of Operations

Years Ended December 31, 2022 and 2021

The following table sets forth certain information concerning our results of operations for the periods shown (in thousands):

	For the years ended		Change
	December 31,
	2022	2021	$	%
Net revenues	$25,858	$61,249	$(35,391)	(58%)
Costs and expenses:
Cost of revenues	28,440	37,764	(9,324)	(25%)
Research and development expenses	6,161	4,960	1,201	24%
General and administrative expenses	16,113	12,614	3,499	28%
Sales and marketing expenses	7,127	8,320	(1,193)	(14%)
Total costs and expenses	57,841	63,658	(5,817)	(9%)
Loss from operations	(31,983)	(2,409)	(29,574)	1,228%
Other (expense):
Interest expense, net	(316)	(290)	(26)	9%
Other income, net	87	-	87	100%
Total other (expense):	(229)	(290)	61	(21%)
Loss before income taxes	(32,212)	(2,699)	(29,513)	1,093%
Income tax benefit (expense)	125	(125)	250	(200%)
Net loss	(32,087)	(2,824)	(29,263)	1,036%
Net loss attributable to common shareholders	$(32,087)	$(2,824)	$(29,263)	1,036%

Net Revenues

Net revenues were approximately $25.9 million for the year ended December 31, 2022, compared with approximately $61.2 million for the year ended December 31, 2021. The composition of our net revenues recognized during the years ended December 31, 2022 and 2021, disaggregated by source and upon delivery, are as follows (in thousands):

	For the year ended December 31,
	2022	2021	Change	%
Net revenues from non-contracted payors	$17,612	$25,671	$(8,059)	(31%)
Net revenues from contracted payors*	8,004	35,260	$(27,256)	(77%)
Net commercial revenues	25,616	60,931	(35,315)	(58%)
Development services revenues	240	147	93	63%
Kits and Specimen Collection Tubes (SCTs)	2	171	(169)	(99%)
Total net revenues	$25,858	$61,249	$(35,391)	(58%)

*Includes Medicare and Medicare Advantage as reimbursements are fixed.

The 58% decrease in net commercial revenues was attributable to decreased accession volumes related to RT-PCR COVID-19 testing and changes in implicit price concessions due to payor class changes. Total commercial accessions delivered for the years ended December 31, 2022 and 2021 were 294,182 and 532,520, respectively.

The net estimated revenue per commercial accession delivered during the year ended December 31, 2022 was $87 per commercial accession delivered while during the year ended December 31, 2021 it was approximately $115 per commercial accession delivered. The decrease in revenue per commercial accession delivered, as compared to the prior year, is primarily the result of lower reimbursement rates related to our RT-PCR COVID-19 testing, results of payor-mix and change in implicit price concessions.

The following table sets forth certain information regarding commercial accessions and development services cases delivered during the years ended December 31, 2022 and 2021, as follows:

	Year ended December 31,		Change
	2022	2021	#/ $	%
# Commercial accessions delivered	294,182	532,520	(238,338)	(45%)
$ Value estimated per commercial accession delivered	$87	$115	$(28)	(24%)

Overall development revenue increased slightly compared with the same period in the prior year due to higher average value per development accession delivered. The following table sets forth certain information regarding development cases delivered during the years ended December 31, 2022 and 2021:

	Year ended December 31,		Change
	2022	2021	#/ $	%
# Development services cases delivered	420	468	(48)	(10%)
$ Value estimated per development accession delivered	$318	$314	$4	1%

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $28.4 million for the year ended December 31, 2022, compared with approximately $37.8 million for the year ended December 31, 2021. The decrease is primarily due to a decrease in our RT-PCR COVID-19 testing volume, including a $6.8 million decrease in direct materials and supplies, and a $2.8 million decrease in PCR COVID-19 related labor and kit costs. Cost of revenues are comprised of, but not limited to, expenses related to personnel costs, materials, supplies, and other direct cost, as well as equipment depreciation and software amortization expense. Our cost of revenues as a percentage of net revenues was 110% and 62% for the years ended December 31, 2022 and 2021, respectively.

Research and Development Expenses. Research and development expenses were approximately $6.2 million for year ended December 31, 2022, compared with approximately $5.0 million for the year ended December 31, 2021. Research and development expenses in 2022 related to costs associated with our FORESEE clinical trial, including $0.7 million of costs incurred related to work performed by our Contract Research Organization or "CRO", and an increase in materials and supplies of $0.4 million. Research and development expenses in 2021 primarily related to materials used in our laboratory to advance our research programs. Research and development expenses are comprised of, but not limited to, personnel costs, material, shipping and other direct costs, computer and laboratory equipment maintenance and facility related costs.

General and Administrative Expenses. General and administrative expenses were approximately $16.1 million for the year ended December 31, 2022, compared with approximately $12.6 million for the year ended December 31, 2021. General and administrative expenses were comprised of, but not limited to, personnel costs, facilities, depreciation, repairs and maintenance costs, stock-based compensation expenses, patent and legal costs, accounting and audit fees, as well as insurance, office and other expenses. The increase is predominately due to an increase in severance and stock-based compensation expenses of approximately $0.9 million and $1.1 million, respectively, due to the resignation of our former Chief Executive Officer and Chief Financial Officer and complying with the terms of their separation agreements, which required, among other terms, payment of salary, annual bonus, COBRA premiums and an acceleration of stock options previously granted. Furthermore, audit and accounting fees increased by approximately $0.9 million due to additional internal control review services performed and an increase in fees for the year end audit and interim reviews. Legal expenses increased by approximately $0.4 million due to increased services for SEC filings as well as legal costs associated with the sales commission settlement. Consulting service expenses increased by $0.4 million due to accounting consulting services utilized.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $7.1 million for the year ended December 31, 2022, compared with approximately $8.3 million for the year ended December 31, 2021. Sales and marketing expenses were comprised of, but not limited to, personnel costs, which included commissions, trade show and other marketing related expenses, as well as office and other costs. The decrease is primarily due to a decrease of $1.1 million of commission related expenses due to less sales representatives and overall lower revenue volume to earn commissions against.

Interest Expenses, net. Interest expenses, net were approximately $0.3 million for each of the years ended December 31, 2022 and 2021.

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

Liquidity and Capital Resources

As of December 31, 2022, our cash totaled $12.9 million.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (in thousands):

	For the year ended December 31,
	2022	2021

Cash provided by (used in):
Operating activities	$(13,289)	$3,690
Investing activities	(807)	(1,572)
Financing activities	(1,871)	12,378
Net increase (decrease) in cash	$(15,967)	$14,496

Operating Activities. Net cash used in operating activities was approximately $13.3 million for the year ended December 31, 2022, compared with net cash provided by operating activities of approximately $3.7 million for the year ended December 31, 2021. The cash used in operations for the year ended December 31, 2022 was primarily related to our net loss in operations of $32.1 million. Exclusive of our non-cash transactions such as depreciation, amortization and stock-based compensation, cash used in operations was primarily due to a reduction of our accounts payable of $5.8 million based on timing of payments attributable to legal, accounting, and audit fees, rent, as well as payments related to the sales commissions settlement of $1.7 million, a reduction of our accrued liabilities of $0.8 million and a reduction in accounts receivables of $11.6 million primarily due to overall reduction in revenue.

Investing Activities. Net cash used in investing activities was approximately $0.8 million for the year ended December 31, 2022, compared to net cash used in investing activities of approximately $1.6 million for the year ended December 31, 2021. Our cash used in investing activities relates to lab equipment purchases.

Financing Activities. Net cash used in financing activities was approximately $1.9 million for the year ended December 31, 2022, compared with net cash provided by financing activities of approximately $12.4 million for the year ended December 31, 2021. Our primary outflows of cash from financing activities during year ended December 31, 2022 consisted of $0.8 million of supplier financing payments and $1.3 million of finance lease payments for equipment used in our laboratory operations. This is offset by net cash proceeds of $0.2 million from issuance of common stock from our at-the-market equity facility.

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

In May 2021, we entered into the Sales Agreement with the Sales Agent, under which we may issue and sell from time to time up to $25.0 million of our common stock through or to the Sales Agent, as sales agent or principal. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the year ended December 31, 2022, we received net proceeds of approximately $0.2 million from the sale of our common stock and issued 219,910 shares of our common stock at a weighted average price of $1.29 pursuant to the Sales Agreement. We are not eligible to use Form S-3 as of the filing of this Annual Report on Form 10-K and consequently may not make any further sales under the Sales Agreement unless and until we file, and the SEC has declared effective, a new shelf registration statement on Form S-3.

As of December 31, 2022, our cash totaled $12.9 million.

We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. If we are unable to raise a sufficient amount of financing in a timely manner, we would likely need to further scale back our general and administrative activities and certain of our research and development activities. Our forecast pertaining to our current financial resources and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. Actual results could vary materially and negatively as a result of a number of factors, including:

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” we are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Biocept, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Biocept, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Biocept, Inc. (the Company) as of December 31, 2022, the related statements of operations, stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, declining revenues and negative cash flows from operations. The Company is working towards commercial expansion of its proprietary clinical diagnostics laboratory assays and will require additional capital to continue its expansions and to fund its operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue and Accounts Receivable

As discussed in Note 3 to the financial statements, the Company generates revenues from diagnostic services provided to patient's physicians and billed to third-party insurance payers such as managed care organizations, Medicare and Medicaid and patients for any deductibles, coinsurance or copayments that may be due. The Company’s net revenue was $25.9 million and accounts receivable was $2.2 million for the year ended December 31, 2022. Revenues are recorded using payor-specific transaction prices based on amounts in effect or contractually agreed by Medicare, Medicaid, third-party and patient payors, and are adjusted for estimated implicit price concessions, to reflect the net revenues which the Company expects to receive. The Company utilizes historical reimbursement experience to determine the estimated implicit price concessions.

We identified the evaluation of the implicit price concession estimate as a critical audit matter. Complex and subjective auditor judgment was required to evaluate the historical collection experience.

Our audit procedures related to management’s estimate of the implicit price concessions used to determine the value of net revenue and accounts receivable included the following, among others:

•
We evaluated the methods and assumptions used by management to estimate the implicit price concessions by:
o
Testing the historical cash collections data by payor to evaluate whether the inputs to management’s estimate were reasonable.
o
Comparing management’s prior-year estimate to current year actual collection results.
o
Obtaining subsequent cash collections and evaluating the reasonableness of accounts receivable recorded as of December 31, 2022 by comparing to expected cash collections through the subsequent collection period.
o
Evaluating the reasonableness of accounts receivable remaining after a period of subsequent collections based on historical cash collection trends and reimbursement rates.

/s/ RSM US LLP

We have served as the Company's auditor since 2022.

Dallas, Texas

April 17, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Biocept, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Biocept, Inc. (“Company”) as of December 31, 2021, and the related statements of operations and comprehensive loss, shareholders’ equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

We served as the Company’s auditor from 2005 to 2022.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

April 5, 2022

Biocept, Inc.
Balance Sheets
(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash	$12,897	$28,864
Accounts receivable	2,151	13,786
Inventories, net	757	2,651
Prepaid expenses and other current assets	538	391
Total current assets	16,343	45,692
Fixed assets, net	2,572	2,401
Lease right-of-use asset - operating	8,486	9,026
Lease right-of-use assets - finance	3,086	2,842
Other non-current assets	386	456
Total assets	$30,873	$60,417

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,523	$7,246
Accrued liabilities	2,249	3,018
Current portion of lease liability - operating	518	426
Current portion of lease liabilities - finance	1,099	1,083
Supplier financing	117	-
Total current liabilities	5,506	11,773
Non-current portion of lease liability - operating	9,175	9,736
Non-current portion of lease liabilities - finance	1,200	1,428
Payor liability	6,132	-
Total liabilities	22,013	22,937
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 2,090 shares and 2,106 shares issued and outstanding at December 31, 2022 and 2021, respectively.	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 17,070,071 shares and 16,849,805 shares issued and outstanding at December 31, 2022 and 2021, respectively.	2	2
Additional paid-in capital	307,296	303,829
Accumulated deficit	(298,438)	(266,351)
Total stockholders’ equity	8,860	37,480
Total liabilities and stockholders’ equity	$30,873	$60,417

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.
Statements of Operations
(in thousands, except shares and per share data)

	For the years ended
	December 31,
	2022	2021
Net revenues	$25,858	$61,249
Costs and expenses:
Cost of revenues	28,440	37,764
Research and development expenses	6,161	4,960
General and administrative expenses	16,113	12,614
Sales and marketing expenses	7,127	8,320
Total costs and expenses	57,841	63,658
Loss from operations	(31,983)	(2,409)
Other (expense):
Interest expense, net	(316)	(290)
Other income, net	87	-
Total other (expense):	(229)	(290)
Loss before income taxes	(32,212)	(2,699)
Income tax benefit (expense)	125	(125)
Net loss	(32,087)	(2,824)
Net loss attributable to common shareholders	$(32,087)	$(2,824)
Weighted-average shares outstanding used in computing net loss per share attributable to common shareholders:
Basic	16,953,812	14,775,805
Diluted	16,953,812	14,775,805
Net loss per common share:
Basic	$(1.89)	$(0.19)
Diluted	$(1.89)	$(0.19)

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.
Statements of Stockholders' Equity
(in thousands, except for shares)
	Common Stock		Series A Convertible Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at December 31, 2020	13,397,041	$1	2,111	$—	$287,218	$(263,527)	$23,692
Stock-based compensation expense	—	—	—	—	2,462	—	2,462
Shares issued upon exercise of common stock warrants	7,212	—	—	—	28	—	28
Shares issued upon cashless exercise of common stock warrants	16,200	—	—	—	—	—	—
Shares issued for ATM transaction, net of issuance costs	3,428,680	1	—	—	14,119	—	14,120
Shares issued upon exercise of stock options	537	—	—	—	2	—	2
Shares issued upon conversion of preferred stock	135	—	(5)	—	—	—	—
Net loss	—	—	—	—	—	(2,824)	(2,824)
Balance at December 31, 2021	16,849,805	$2	2,106	$—	$303,829	$(266,351)	$37,480
Stock-based compensation expense	—	—	—	—	3,227	—	3,227
Shares issued for ATM transaction, net of issuance costs	219,910	—	—	—	240	—	240
Shares issued upon conversion of preferred stock	356	—	(16)	—	—	—	—
Net loss	—	—	—	—	—	(32,087)	(32,087)
Balance at December 31, 2022	17,070,071	$2	2,090	$—	$307,296	$(298,438)	$8,860

The accompanying notes are an integral part of these financial statements.

Biocept, Inc.
Statements of Cash Flows
(in thousands)
	For the years ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(32,087)	$(2,824)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,655	1,530
Noncash operating lease expense	540	1,107
Stock-based compensation	3,227	2,462
Loss on disposal of fixed assets	9	4
Non-cash credit card rewards	82	-
Increase (decrease) in cash resulting from changes in:
Accounts receivable	11,636	358
Inventory	1,894	(721)
Landlord reimbursement	-	1,856
Prepaid expenses and other current assets	693	505
Other non-current assets	28	(29)
Accounts payable	(5,860)	(411)
Accrued liabilities	(770)	(147)
Operating lease liability	(468)	-
Payor liability	6,132	-
Net cash (used in) provided by operating activities	(13,289)	3,690
Cash Flows from Investing Activities:
Purchases of fixed assets	(807)	(1,572)
Net cash used in investing activities	(807)	(1,572)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	240	14,120
Proceeds from exercise of common stock warrants	-	28
Proceeds from exercise of stock options	-	2
Payments on finance leases	(1,305)	(1,150)
Payments on supplier financing	(806)	(622)
Net cash (used in) provided by financing activities	(1,871)	12,378
Net (decrease) increase in cash	(15,967)	14,496
Cash at Beginning of Period	28,864	14,368
Cash at End of Period	12,897	28,864
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$316	$290

	2022	2021
Non-cash Investing and Financing Activities
Financed insurance premiums	$893	$622
Fixed assets purchased through financed lease obligations	$1,049	$1,237
Unpaid fixed asset purchases	$137	$240

The accompanying notes are an integral part of these financial statements.

BIOCEPT, INC.

NOTES TO FINANCIAL STATEMENTS

1. The Company and Business Activities

Biocept, Inc., the Company, was founded in California in May 1997 and is a molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell and circulating cell-free tumor DNA and RNA assays utilizing a standard blood sample, or liquid biopsy. The Company’s current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy at diagnosis, progression or for monitoring to identify specific resistance mechanisms. Sometimes traditional procedures, such as surgical tissue biopsies, result in tumor tissue that is insufficient and/or unable to provide the molecular subtype information necessary for clinical decisions. The Company’s assays, performed on blood and cerebral spinal fluid, have the potential to provide more contemporaneous information on the characteristics of a patient’s disease when compared with tissue biopsy and radiographic imaging. Further, sales to laboratory supply distributors of the Company’s proprietary SCTs commenced in June 2018, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world.

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

The Company experienced increased revenue levels in 2022 and 2021 related to its COVID-19 testing business. In February, 2023, due to reduced demand, the Company ceased COVID-19 testing services.

2. Liquidity

As of December 31, 2022, cash totaled $12.9 million, and the Company had an accumulated deficit of $298.4 million. For the years ended December 31, 2022 and 2021, the Company incurred net losses of $32.1 million and $2.8 million, respectively.

The Company has historically funded its operations primarily through sales of its equity securities. During the year ended December 31, 2022, net revenues were approximately $25.9 million compared with approximately $61.2 million for the same period in the prior year. For the year ended December 31, 2021, revenue from the Company’s COVID-19 testing business provided an increased level of cash flow. In February 2023, the Company ceased COVID-19 testing services.

The Company incurred operating losses for the year ended December 31, 2022 and 2021. The Company had net cash used to fund operations for the year ended December 31, 2022, and net cash provided by operations for the year ended December 31, 2021. The Company does not anticipate it will be profitable until, if ever, it has commercial expansion of its proprietary clinical diagnostic laboratory assays designed to identify rare tumor cells from cerebrospinal fluid, trademarked as CNSide. Accordingly, management performed the required going concern assessment and determined substantial doubt exists about the Company's ability to continue as a going concern within one year after the issuance date of this Annual Report on Form 10-K. We currently expect that our existing resources will only be sufficient to fund our planned operations and expenditures into the third quarter of 2023. Management intends to continue its efforts to contain costs, reducing staff, and to raise additional capital until it ultimately generates sufficient cash to support operations from commercial sales. Management’s plans are based on events that are not within its control and therefore substantial doubt about the Company’s ability to continue as a going concern has not been alleviated.

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

Reclassification

The Company reclassified the change in inventory reserve for the year ended December 31, 2021 of approximately $0.1 million within the statement of cash flows to conform to the current year presentation. The change in inventory reserve is now included in the increase (decrease) in cash resulting from changes in inventory within the cash flows from operating activities. This reclassification had no effect on previously reported cash flows from operating activities in the statement of cash flows.

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments, including those related to accounts receivable reserves, inventory reserves, long-lived asset impairment and useful lives, income taxes, including uncertain tax benefits, estimated transaction price for revenues, stock-based compensation, incremental borrowing rate estimates, and the determination of the Company’s ability to continue as a going concern. The Company bases its estimates on various assumptions that it believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company’s development services revenues are supported by contractual agreements and generated from assay development services provided to entities, such as pharma or biotech organizations, as well as certain other diagnostic services provided to physicians, and revenues are recognized upon satisfaction of the performance obligations in the contract.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service, or a bundle of goods or services, to the customer. For its commercial and development services revenues, the Company’s contracts have a single performance obligation, which is satisfied upon rendering of services, which culminates in the delivery of a patient’s assay result(s) to the ordering physician or entity. The duration of time between accession receipt and delivery of a valid assay result to the ordering physician or entity is typically less than two weeks, and for our RT-PCR COVID-19 testing, was typically 48 hours or less. Accordingly, the Company elected the practical expedient and therefore, does not disclose the value of unsatisfied performance obligations.

Transaction Price

The transaction price is the amount of consideration that the Company expects to collect in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties, such as sales taxes. The consideration expected from a contract with a customer may include fixed amounts, variable amounts, or both. The Company’s gross commercial revenues billed, and corresponding gross accounts receivable, subject to price concessions to arrive at reported net revenues, which relate to differences between amounts billed and corresponding amounts estimated to be subsequently collected and is deemed to be variable although the variability is not explicitly stated in any contract. Rather, the variability is due to several factors, such as the payment history or lack thereof for third-party payors, reimbursement rate changes for contracted and non-contracted payors, any patient co-payments, deductibles or compliance incentives, the existence of secondary payors and claim denials. The Company estimates the amount of variable consideration using the most likely amount approach to estimating variable consideration for third-party payors, including direct patient bills, whereby the estimated reimbursement for services is established by payment histories on CPT codes for each payor, or similar payor types. When no payment history is available, the value of the account is estimated at Medicare rates, with additional other payor-specific reserves taken as appropriate. Collection periods for billings on commercial revenues range from less than 30 days to several months, depending on the contracted or non- contracted nature of the payor, among other variables. The estimates of amounts that will ultimately be realized from commercial diagnostic services for non-contracted payors require significant judgment by management.

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

Contract Balances

The timing of revenue recognition, billings and cash collections results in accounts receivable recorded in the Company’s balance sheets. Generally, billing occurs subsequent to delivery of a patient’s test result to the ordering physician or entity.

Practical Expedients

The Company does not adjust the transaction price for the effects of a significant financing component, as at contract inception, the Company expects the collection cycle to be one year or less.

The Company expenses sales commissions when incurred because the amortization period is one year or less; such amounts are recorded within sales and marketing expenses.

The Company incurs certain other costs that are incurred regardless of whether a contract is obtained. Such costs are primarily related to legal services and patient communications. These costs are expensed as incurred and recorded within general and administrative expenses.

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the years ended December 31, 2022 and 2021, disaggregated by source and nature, are as follows (in thousands):

	For the year ended December 31,
	2022	2021
Net revenues from non-contracted payors	$17,612	$25,671
Net revenues from contracted payors*	8,004	35,260
Net commercial revenues	25,616	60,931
Development services revenues	240	147
Kits and Specimen Collection Tubes (SCTs)	2	171
Total net revenues	$25,858	$61,249

*Includes Medicare and Medicare Advantage, as reimbursement amounts are fixed.

At December 31, 2022 and 2021, unbilled accounts receivable totaled approximately $0.8 million and $3.5 million, respectively.

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

The Company's third-party payors that represent more than 10% of total net revenues in any period presented during the years ended December 31, 2022 and 2021 were as follows:

	For the year ended December 31,
	2022	2021
Medicare and Medicare Advantage/CARES Act	36%	56%
Blue Cross Blue Shield	16%	17%
Kaiser Permanente	16%	6%

The Company's third-party payors that represent more than 10% of total net accounts receivable as of December 31, 2022 and 2021 were as follows:

	For the year ended December 31,
	2022	2021
Medicare and Medicare Advantage/CARES Act	5%	31%
Blue Cross Blue Shield	23%	19%

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. The two primary components of inventory balances are raw materials and subassemblies. Subassemblies are in process raw materials used in our laboratory operations. The Company records adjustments to its inventory for estimated obsolescence or diminution in net realizable value equal to the difference between the cost of the inventory and the estimated net realizable value. At the point of loss recognition, a new cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In addition, the Company records a liability for firm, non-cancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of the Company’s future demand forecasts consistent with its valuation of excess and obsolete inventory.

Fixed Assets

Fixed assets consist of machinery and equipment, furniture and fixtures, computer equipment and software, leasehold improvements, financed equipment and construction in-process. Fixed assets are stated at cost less accumulated depreciation and amortization. Additions, improvements, and major renewals are capitalized. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the life of the lease or the asset, whichever is shorter. Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was approximately $1.7 million and $1.5 million, respectively.

Upon sale or disposal of fixed assets, the accounts are relieved of the cost and the related accumulated depreciation or amortization with any gain or loss recorded to the statement of operations and comprehensive loss.

Fixed assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. These computations utilize judgments and assumptions inherent in the estimates of future cash flows to determine recoverability of these assets. If the assumptions about these assets were to change as a result of events or circumstances, the Company may be required to record an impairment loss. No material impairment losses were recorded in 2022 and 2021.

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

Research and Development

Research and development costs are expensed as incurred. The amounts expensed in the years ended December 31, 2022 and 2021 were approximately $6.2 million and $5.0 million, respectively, which includes salaries of research and development personnel.

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

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on available evidence, including its current year operating loss, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluation sources of future taxable income to support the realization of the deferred tax assets. The Company has established a full valuation allowance on the deferred tax assets as of December 31, 2022 and 2021, and therefore has not recognized any income tax benefit or expense in the periods presented for federal tax purposes. The Company did recognize income tax expense of $125,000 for the year ended December 31, 2021 for state tax purposes. That has been reversed as an income tax benefit for the year ended December 31, 2022.

A tax benefit from uncertain tax positions may be recognized by the Company when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There is no accrual for interest or penalties for income taxes on the balance sheets at December 31, 2022 and 2021, and the Company has not recognized interest and/or penalties in the statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021.

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

4. Sales of Equity Securities

As part of a warrant repricing and exchange transaction, in January 2020, the Company issued an aggregate of 692,725 new warrants in exchange for the exercise of certain warrants issued by the Company in February 2019 and March 2019 for an aggregate of 692,725 shares of common stock and received net proceeds of approximately $2.3 million. As a result of the warrant repricing, the exercise price of warrants to purchase an aggregate of 89,657 shares of common stock issued by the Company in January 2018 was adjusted from $4.05 to $3.495 per share. In January 2020, the Company issued 192,750 shares of common stock pursuant to the partial exercise of the underwriters’ overallotment option from the Company’s December 2019 public offering. The net proceeds to the Company from the overallotment closing was approximately $700,000. The warrants issued in connection with the warrant repricing and exchange transaction were considered inducement warrants and are classified in equity. In addition, the modification expense associated with the change in fair value due to the repricing of February and March 2019 warrants is recorded as inducement expense, which was approximately $191,000. The fair value of the warrants issued was approximately $1.9 million. The fair value of the inducement warrants and warrant modification of $2.1 million was expensed as warrant inducement expense in the accompanying statement of operations for the year ended December 31, 2021.

On May 12, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Sales Agent”), under which the Company could issue and sell from time to time up to $25,000,000 of its common stock through or to the Sales Agent, as sales agent or principal. The issuance and sale of these shares under the Sales Agreement, if any, is subject to the continued effectiveness of a shelf registration statement on Form S-3 cover the sale of such shares. Our shelf registration statement on Form S-3, filed with the SEC on April 24, 2020, is no longer available and we will not be able to file a new Form S-3 until, at the earliest, September 1, 2023. Sales of the Company’s common stock, under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Each time the Company wishes to issue and sell common stock under the Sales Agreement, it notifies the Sales Agent of the number of shares to be issued, the dates on which such sales are anticipated to be made and any minimum price below which sales may not be made. Once the Company has so instructed the Sales Agent, unless the Sales Agent declines to accept the terms of the notice, the Sales Agent has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell such shares up to the amount specified on such terms.

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

During 2022, the Company received net proceeds of $0.2 million from the sale of our common stock and issued 219,910 shares of our common stock at a weighted average purchase price of $1.29. During 2021, the Company received net proceeds of $14.1 million from the sale of our common stock and issued 3,428,680 shares of our common stock at a weighted average purchase price of $4.31 pursuant to the Sales Agreement.

5. Payor Liability

In March 2022, the U.S. Health Resources and Services Administration, or HRSA, informed providers that, after March 22, 2022, it would stop accepting claims for testing and treatment for uninsured individuals under the HRSA COVID-19 Uninsured Program and that claims submitted prior to that date would be subject to eligibility and availability of funds. HRSA’s procedure for recouping credits due from service providers had been to net these amounts against reimbursements for services provided. Given that no further payments are expected from HRSA, there is no longer a mechanism for recoupments. The Company has therefore recorded a liability for outstanding HRSA credits which were previously netted against accounts receivable.

6. Balance Sheet Details

The following provides certain balance sheet details (in thousands):

	December 31,	December 31,
	2022	2021
Inventories
Raw materials	$1,564	$2,486
Subassemblies	401	324
Finished goods	36	42
	2,001	$2,852
Less: inventory reserve	(1,244)	$(201)
Total inventories, net	$757	$2,651
Fixed Assets
Machinery and equipment	$3,183	$3,063
Furniture and office equipment	160	161
Computer equipment and software	3,824	2,931
Leasehold improvements	689	634
Construction in process	39	245
	$7,895	$7,034
Less accumulated depreciation and amortization	(5,323)	(4,633)
Total fixed assets, net	$2,572	$2,401
Accrued Liabilities
Accrued payroll	605	725
Accrued vacation	799	961
Accrued bonuses	90	178
Accrued sales commissions	52	600
Accrued 401(k) match	220	283
Accrued other	483	271
Total accrued liabilities	$2,249	$3,018

7. Leases

Financed Leases

The Company leases certain laboratory equipment under arrangements previously accounted for as capital leases, classified on the Company’s balance sheet as fixed assets and related lease liabilities, and depreciated on a straight-line basis over the lease term. The equipment under finance leases is depreciated on a straight-line basis over periods ranging from approximately 5 to 7 years. The total gross value of equipment capitalized under such lease arrangements was approximately $7.2 million and $6.0 million at December 31, 2022 and 2021, respectively. Total accumulated depreciation related to equipment under finance leases was approximately $4.1 million and $3.2 million at December 31, 2022 and 2021, respectively. Total depreciation expense related to equipment under finance leases was approximately $0.9 million during the years ended December 31, 2022 and 2021.

During the year ended December 31, 2022, the Company entered into finance leases for a total capitalized amount of $1.1 million for three pieces of equipment. Under the terms of the financing agreements, the principal balance plus interest for the equipment are to be paid in installments of 36 to 60 monthly installments of approximately $20,000 totaling approximately $0.9 million through August 2027.

During the year ended December 31, 2021, the Company entered into finance leases for a total capitalized amount of $1.2 million for seven pieces of equipment. Under the terms of the financing agreements, the principal balance plus interest for the equipment are to be paid in installments ranging from 36 to 60 months totaling approximately $1.6 million through March 2026.

Operating Lease

On June 1, 2020, the Company entered into a lease for a 39,000 square foot headquarters, manufacturing and laboratory facility at 9955 Mesa Rim Road in San Diego, California. The lease commenced on December 1, 2020 and is for a term of 127 months from the commencement date. The lease included a rent abatement period of seven months, from January 2021 through July of 2021, during which period the Company was exempt from paying the amount of base rent of $111,000. In addition, the lease stipulated an additional two months of lease abatement period in the event that the property is sold within the first six months of the initial lease period. In March 2021, the Company was notified that the original landlord had sold the building, hence the Company was eligible for an additional two months of rent abatement period. In addition, the landlord agreed to pay for certain preapproved leasehold improvement costs through a one-time leasehold improvement allowance of approximately $1.6 million. The amount of additional leasehold improvement allowance of approximately $1.6 million is to be paid back to the landlord during the term of the lease by the Company, amortized at an agreed upon annual rate of 7% as an additional rent payment of approximately $18,000 per month. The average monthly cash payment including payment for the additional leasehold improvement allowance for the lease is approximately $140,000 per month with initial monthly lease payments of $128,000 per month. The Company recorded a lease right-of-use asset and lease liability of $9.8 million as of December 31, 2020, based on the present value of payments and an incremental borrowing rate of 12%. As the Company’s lease did not provide an implicit rate, the Company estimated the incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings. The Company recorded $1.6 million in other current assets related to reimbursable leasehold improvement costs incurred as of December 31, 2020. The landlord reimbursed the Company $1.8 million during the year ended December 31, 2021.

The following schedule represents the components of lease expense for the years ended December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Lease cost
Finance lease cost
Amortization of right-of-use assets	$920	$863
Interest on lease liabilities	196	277
Operating lease cost	1,658	1,656
Total	$2,774	$2,796

The following schedule represents maturities of operating and finance lease liabilities as of December 31, 2022 (in thousands):

	Finance	Operating
	Minimum	Minimum
	Lease	Lease
	Payments	Payments
2023	$1,200	$1,629
2024	770	1,672
2025	396	1,715
2026	192	1,762
2027	15	1,805
Thereafter	-	6,713
Total payments	2,573	15,296
Less amount representing interest	(274)	(5,603)
Present value of payments	$2,299	$9,693

The following schedule sets forth supplemental cash flow information related to operating and finance leases as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Other information
Operating cash flows from finance leases	$196	$277
Operating cash flows from operating lease	$1,586	$549
Financing cash flows from finance leases	$1,305	$1,150

The aggregate weighted average remaining lease term was 2.55 years on finance leases and 8.50 years on operating leases as of December 31, 2022. The aggregate weighted average discount rate was 9.07% on finance leases and 12% on the operating lease as of December 31, 2022.

8. Stock-Based Compensation

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

The assumptions used in the Black-Scholes pricing model for options granted during the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Stock and exercise prices	$0.74 - $2.39	$3.62 - $6.03
Expected dividend yield	0.00%	0.00%
Discount rate-bond equivalent yield	0.51% - 4.36%	0.52% - 1.15%
Expected life (in years)	5.50 - 6.03	5.0 - 5.98
Expected volatility	160% - 180%	163.1% - 173.9%

A summary of stock option activity for the years ended December 31, 2022 and 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2020	1,078,704	$11.64	9.36
Granted	1,558,510	$3.96
Exercised	(537)	3.14
Cancelled/forfeited/expired	(256,681)	$7.83
Outstanding at December 31, 2021	2,379,996	$7.07	9.06
Granted	1,412,900	$2.10
Cancelled/forfeited/expired	(1,529,495)	$7.28
Outstanding at December 31, 2022	2,263,401	$3.85	8.86
Vested and unvested expected to vest, December 31, 2022	2,236,680	$3.89	8.81

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest at December 31, 2022 and 2021 were $0 and $610, respectively.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the statement of operations during the periods presented (in thousands):

	Years Ended December 31,
	2022	2021
Stock Options
Cost of revenues	$628	$598
Research and development expenses	300	231
General and administrative expenses	1,860	1,266
Sales and marketing expenses	439	367
Total stock-based compensation	$3,227	$2,462

As of December 31, 2022, total unrecognized share-based compensation expense related to unvested stock options was approximately $3.7 million and such amount is expected to be recognized over a weighted-average period of approximately 2.46 years.

9. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity, for warrants other than those underlying unexercised overallotment option warrants, during 2022 and 2021 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2020	997,167	$35.48	3.3
Issued	—	$—
Exercised	(126,330)	$3.52
Expired	(13,576)	$569.89
Outstanding at December 31, 2021	857,261	$31.73	2.2
Issued	—	$—
Exercised	—	$—
Expired	(12,801)	$606.22
Outstanding at December 31, 2022	844,460	$23.02	1.3

All warrants outstanding at December 31, 2022 and 2021 are exercisable.

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

The intrinsic value of equity-classified common stock warrants outstanding at December 31, 2022 and 2021 was $0 and $16,000, respectively.

10. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common shareholders for the years ended December 31, 2022 and 2021, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	December 31,	December 31,
	2022	2021
Common warrants outstanding	844,460	857,261
RSUs outstanding	-	36
Convertible preferred stock outstanding (number of common stock equivalents)	46,541	46,541
Common options outstanding	2,263,401	2,379,996
Total anti-dilutive common share equivalents	3,154,402	3,283,834

11. Income Taxes

For the years ended December 31, 2022 and 2021, the provision for income taxes was calculated as follows (in thousands):

	December 31,	December 31,
	2022	2021
Current:
Federal	$—	$—
State	(125)	125
Total	(125)	125
Deferred
Federal	—	—
State	—	—
Total	—	—
Provision for income tax	$(125)	$125

The following table reconciles income taxes computed at the federal statutory rate and the Company’s provision for income taxes (in thousands):

	December 31,	December 31,
	2022	2021
Income tax at statutory rate	$(6,766)	$(567)
Change in federal tax rate		—
State liability	(1,694)	66
Permanent items	210	278
Stock compensation	960	178
Warrant inducement	—	—
Expiration of net operating losses	710	594
Research and development credit	(178)	(377)
Unrecognized tax benefits	125	2,956
State rate change	76	(480)
Estimated section 382 limitation	(358)	(485)
Return to provision	(132)	(8)
Other	131	28
Valuation allowance	6,791	(2,058)
Provision for income tax	$(125)	$125

Deferred income taxes are provided for temporary differences in recognizing certain income and expense items for financial and tax reporting purposes. The deferred tax assets consisted primarily of the income tax benefits from accruals, estimated net operating loss carryforwards, and estimated research and development credits. Valuation allowances have been recorded to fully offset deferred tax assets at December 31, 2022 and 2021, as it is more likely than not that the assets will not be utilized.

At December 31, 2022, the Company had estimated federal net operating loss carryforwards of approximately $91.3 million with $80.7 million net operating losses generated in tax years beginning after December 31, 2017 carrying forward indefinitely and may generally be used to offset up to 80% of future taxable income. Additionally, the remaining estimated net operating loss carryforwards of approximately $10.6 million will begin to expire in 2023. The Company has additional state net operating losses of $66.8 million with $3.6 million net operating losses generated after December 31, 2017, carrying forward indefinitely and may generally be used to offset up to 80% of future taxable income. Additionally, the remaining estimated net operating loss carryforwards of approximately $63.2 million will begin to expire in 2027. Additionally, at December 31, 2022, the Company had estimated research and development tax credits of approximately $1.0 million and $4.0 million for federal and California purposes, respectively. The federal research and development tax credits will begin to expire in 2023. The California research and development tax credits do not expire.

For the years ended December 31, 2022 and 2021, the Company has evaluated the various tax positions reflected in its income tax returns for both federal and state jurisdictions, to determine if the Company has any uncertain tax positions on the historical tax returns. The Company recognizes the impact of an uncertain tax position on an income tax return at the largest amount that the relevant taxing authority is more-likely-than not to sustain upon audit. The Company does not recognize uncertain income tax positions if they have less than 50% likelihood of being sustained. Based on this assessment, the Company believes there are tax positions for which a liability for unrecognized tax benefits should be recorded as of December 31, 2022 and 2021. The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	December 31,	December 31,
	2022	2021
Current:
Balance at the beginning of the year	$3,679	$—
Adjustments related to prior year tax positions	25	3,640
Increases related to current year tax positions	118	39
Decreases for tax positions from prior years	—	—
Provision for income tax	$3,822	$3,679

The Company is subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations for tax years ending on or before December 31, 2018, and state and local income tax examinations for tax periods ending on or before December 31, 2001. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward and make adjustments up to the amount of the net operating loss carryforward amount. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate. The Company is currently not under examination by any taxing authorities and does not believe its unrecognized tax benefits will significantly change in the next twelve months.

The tax effects of carryforwards and other temporary differences that give rise to deferred tax assets consist of the following (in thousands):

	For the year ended December 31,
	2022	2021
Estimated net operating loss carryforward	$23,598	$18,482
Estimated research and development credits	1,032	1,026
Capitalized research and development	1,490	470
Accruals and other	3,234	2,046
Operating lease liability	2,648	2,821
Fixed assets	417	368
Stock based compensation	617	1,164
	33,036	26,377

Right-of-use asset	(3,161)	(3,295)
Gross deferred tax liabilities	(3,161)	(3,295)

Less valuation allowance	(29,875)	(23,082)
Net deferred tax assets	$—	$—

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

The Tax Cuts and Jobs Act (TCJA) requires tax payors to capitalize and amortize research and development (R&D) expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year and resulted in the capitalization of R&D costs of approximately $5.2 million. The Company will amortize these costs for tax purposes over 5 years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S.

12. Related Party Transactions

A former member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received payments totaling approximately $0 and $49,000 during the years ended December 31, 2022 and 2021, respectively, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement. On December 11, 2019, the Company entered into a First Amendment to Assignment and Exclusive Cross-License Agreement with Aegea pursuant to which the Company obtained a royalty bearing license for a certain patent. On May 22, 2022, the Company entered into a Second Amendment to Assignment and Exclusive Cross-License Agreement with Aegea pursuant to which the Company obtained a royalty-free license for a certain patent and Aegea obtained certain patents.

13. Commitments and Contingencies

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

14. Subsequent Events

From January 1, 2023 through the issuance of the financial statements, the Company sold and issued 707,114 shares of our common stock at a weighted average purchase price of $0.57 under the Company’s at-the-market equity facility, for net proceeds of $0.4 million.

On January 6, 2023, the Company announced that it had commenced a process to explore and evaluate strategic alternatives to enhance shareholder value, and that in connection with such process and in order to extend the Company's resources, the Company has implemented a restructuring plan that resulted in a reduction of the Company's workforce by approximately 36%. The Company has incurred charges of approximately $0.8 million for severance and other employee termination-related costs in the first quarter of 2023. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with its workforce reduction.

On March 16, 2023, the Company terminated the employment of Michael C. Dugan, M.D., the Company’s Senior Vice President, Chief Medical Officer and Medical Director, effective March 17, 2023. In connection with his termination, the Company entered into a separation agreement, in exchange for a release of claims, and agreed to provide severance benefits of approximately $0.1 million, to be made during the year ending December 31, 2023.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022, the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2022 due to the material weaknesses in internal control over financial reporting described below.

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

While preparing the financial statements included in this Annual Report on Form 10-K, we discovered that there was an error in the inputs used within the black-scholes calculation for options granted in April 2019. Further, we discovered there was an error associated with the acceleration of stock-based compensation recorded in the financial statements included in our quarterly report on Form 10-Q for the quarter ended March 31, 2022 (the “Original March 31, 2022 Financial Statements”). We determined that our review control over the completeness and accuracy of information used when calculating stock-based compensation expense did not operate effectively, resulting in a material error in the Original March 31, 2022 Financial Statements.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022 based on the material weaknesses described above, none of which have been remediated yet.

A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Actions to Date

We implemented certain improvements to our internal control and financial reporting processes to address the material weaknesses identified above. These improvements include the following:

•
During the first quarter of 2022, we engaged a “Big Four” accounting firm under an advisory engagement to be conducted under the AICPA Standards for Consulting Services to assist management with their internal controls review.
•
During the second quarter of 2022, we began the process for designing and implementing the recommendations from the internal control review done during the first quarter of 2022.
•
During the second and third quarters of 2022, our accounting department was substantially overhauled.
•
During the third and fourth quarters of 2022, we continued the process of designing and implementing controls based off the recommendation from the "Big Four" internal controls review.

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

Code of Conduct and Ethics

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

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and non-employee directors, and their respective ages and positions with us as of the date of this Annual Report, are as follows:

Name	Age	Position
Executive Officers
Samuel D. Riccitelli	64	Interim President and Chief Executive Officer and Chair of the Board of Directors
Antonino Morales, CPA	67	Interim Chief Financial Officer and Director
Philippe Marchand, Ph.D.	59	Chief Operations Officer
Darrell Taylor	58	Chief Legal Officer and Chief Compliance Officer, Corporate Secretary
Non-Employee Directors
M. Faye Wilson, MBA	85	Lead Independent Director
Marsha A. Chandler, Ph.D.	78	Director
Bruce E. Gerhardt, CPA	72	Director
Quyen Dao-Haddock, CPA	47	Director
Linda Rubinstein	56	Director
Ivor Royston, M.D.	78	Director

Samuel D. Riccitelli has served as our Interim President and Chief Executive Officer since February 2022, as our Chair of the Board since June 2021, and as a member of board of directors since October 2020. Mr. Riccitelli has been in the healthcare industry for more than 35 years. He has served as a member of the Board of Directors of Orthopediatrics, Corp since 2017, a company focused exclusively on the orthopedic implant needs of children. He recently served as Chief Executive Officer of Pathnostics, LLC, a molecular diagnostics company focused on improving antibiotic stewardship, from 2019 to 2020. From 2017 to 2019, Mr. Riccitelli served as Chairman of the Board of Directors of Precipio, Inc., a diagnostic services company. From 2012 to 2017, Mr. Riccitelli served as President and Chief Executive Officer and a Director of Signal Genetics, Inc., a publicly traded molecular diagnostic company that was ultimately sold to Miragen Therapeutics, Inc. Mr. Riccitelli was also previously the Executive Vice President and Chief Operating Officer of Genoptix, Inc., a publicly traded diagnostic company that was sold to Novartis in 2011. Mr. Riccitelli served in a number of research and development and general management leadership positions for Becton, Dickinson and Company and as a board member for BD Ventures, LLC., a venture capital fund. Mr. Riccitelli received a B.A. from Washington and Jefferson College and a M.S. Engineering degree from The University of Texas. We selected Mr. Riccitelli to serve on our board of directors due to his experience and expertise in the healthcare industry.

Antonino Morales, CPA has served as our Interim Chief Financial Officer since February 2022 and as a member of our board of directors since July 2021. Mr. Morales has more than 30 years of broad leadership experience in the United States and Latin America. Mr. Morales served as President and Chief Executive Officer of Apoyo Financiero, Inc. from June 2017 to March 2020. Mr. Morales has held senior executive roles with multiple Fortune 100 companies including Citigroup, Bank of America and Arthur Andersen. Mr. Morales provides operational, market development and financial consulting services as an independent consultant for early-stage companies and Fortune 500 companies. His clients have included Mazda North America, Mazda de Mexico, PriceSmart, Inc. and Reliance Steel & Aluminum Co. Mr. Morales received a B.S. in Finance from the University of Southern California and is a licensed CPA. We selected Mr. Morales to serve on our board of directors due to his experience in executive leadership and his substantial knowledge and expertise in operational, market development, financial and accounting matters.

Philippe Marchand, Ph.D. joined us as Chief Operations Officer in March 2022. Prior to his appointment as Chief Operations Officer, Dr. Marchand, served as a consultant to our Company since February 2022, providing operational services. Dr. Marchand served as Chief Operating Officer of Biosplice Therapeutics, Inc., or Biosplice, a privately held biopharmaceutical company, from January 2017 until March 2022, and as Senior Vice President, Operations of Biosplice from March 2015 to January 2017. Dr. Marchand received an M.S. and a Ph.D. from the Université de Haute Alsace, France.

Darrell Taylor joined us as Senior Vice President, General Counsel, and Chief Compliance Officer in December 2021. In February 2022, Mr. Taylor was promoted to Chief Legal Officer and Chief Compliance Officer. Before joining our company, Mr. Taylor served as Chief Compliance Officer for Precision Diagnostics from July 2020 to December 2021, and as Associate General Counsel for Sorrento Therapeutics from January 2018 to June 2020. Mr. Taylor was an attorney with DLA Piper from 2005 to 2013. Mr. Taylor earned his J.D. from the University of Notre Dame Law School and his B.S.M.T. from The University of Texas Medical Branch.

Non-Employee Directors

M. Faye Wilson, MBA has served on our board of directors since 2009 and as our lead independent director since February 2022. Ms. Wilson currently serves as chair of our audit committee, as a member of our compensation committee and as a member of our nominating and corporate governance committee. Ms. Wilson is retired CEO of Wilson Boyles and Company, a business consulting firm specializing in the development and implementation of successful business strategies. Prior to co-founding Wilson Boyles in 2003, she served as Senior Vice-President, Value Initiatives and Risk Management for The Home Depot, having joined the company in 1998 following a 21-year career at Bank of America. Ms. Wilson was Executive-Vice President of Bank of America and Chairman and President of Security Pacific Financial Services, a wholly owned subsidiary of Bank of America Corporation. Ms. Wilson began her banking career as a management trainee in the Corporate Banking Group of Security Pacific National Bank, which merged with and became Bank of America in 1992. Prior to assuming the chairmanship of Security Pacific Financial Services, she was the Executive Vice-President responsible for overseeing credit quality and policy for over 80% of Bank of America’s loan portfolio. During her Security Pacific career, Ms. Wilson spent time in London as the Managing Director of Corporate Finance for Security Pacific Hoare Govett, where she created new corporate advisory services, debt structuring products and formed a cross-border mergers and acquisitions division for European and U.S. companies. Prior to the London assignment, she was Managing Director of the Leveraged Buyout Group for the Security Pacific Merchant Bank. Earlier, Ms. Wilson served as Senior Vice-President and Regional Manager in the Corporate Banking Division with responsibility for multinational corporations, retail industry companies and California based corporations. Ms. Wilson has served as a director on the boards of BioMed Realty Trust, Inc., a real estate investment trust, until its acquisition by Blackstone Real Estate Partners VIII in 2016, Farmers Insurance Group, The Home Depot, SKM, a Russian public company, Community National Bank and trustee of The Salk Institute. Currently she serves as a member of the Audit Committee of Sharp Health Group and IQHQ REIT. Ms. Wilson received master’s degrees in international relations and in business administration from the University of Southern California. We selected Ms. Wilson to serve as Lead Independent Director of our board of directors due to her extensive experience as a director of public companies, her financial acumen and experience, and her expertise in business strategy.

Marsha A. Chandler, Ph.D. has served on our board of directors since 2013. She currently serves as chair of our nominating and corporate governance committee, as a member of our compensation committee, and as a member of our science and technology committee. Dr. Chandler is Senior Vice Chancellor and Professor Emerita at the School of Global Policy and Strategy at the University of California, San Diego (UCSD). She is also currently an Advisor to the College of Health, Lehigh University and Advisor to the Jackson School of Geosciences, and Texas Global at the University of Texas at Austin. Dr. Chandler is also a member of the Board of Directors of the Corporate Directors Forum. She served as the Executive Vice-President and Chief Operating Officer of the Salk Institute for Biological Studies from 2007 to 2015, where she managed approximately 1,000 scientific and administrative personnel and oversaw all institutional fiscal, administrative and fund-raising activities. From 1997 to 2007 she was the Senior Vice Chancellor for Academic Affairs at UCSD, where she was the chief academic officer responsible for the policies and decisions relating to research and teaching programs, faculty appointments and performance, and the fiscal, human resources and facilities functions on the general campus. Dr. Chandler is a Fellow of the Royal Society of Canada. She received her Ph.D. from The University of North Carolina at Chapel Hill. In 2004, she completed the Advanced Management Program at Harvard Business School. We selected Dr. Chandler to serve on our board of directors due to her experience in organizational management, strategy, and her stature in the life sciences community.

Bruce E. Gerhardt, CPA has served on our board of directors since 2010. He currently serves as chair of our compensation committee and as a member of our audit committee. Mr. Gerhardt has been self-employed, practicing as a Certified Public Accountant, since 1986. He is also a tax and business advisor providing tax compliance for small businesses and upper income individuals. Prior to 1986, he was a financial vice-president with several companies and a senior accountant with Peat Marwick Mitchell, now KPMG. He earned his B.A. from the University of Southern California in 1973 and is a member of the American Institute of Certified Public Accountants. We selected Mr. Gerhardt to serve on our board of directors due to his experience and expertise in financial accounting and auditing.

Quyen Dao-Haddock, CPA has served on our board of directors since November 2022. She currently serves as a member of our audit committee. Ms. Dao-Haddock has served as the Controller of IQHQ, Inc. since April 2020. Since September 2021, she has served as a member of the Audit Committee and Compliance Committee of Sharp Healthcare. From January 2019 through March 2020, Ms. Dao-Haddock was the Chief Accounting Officer of Presidio Property Trust, Inc., a publicly traded real-estate investment trust (REIT), where she was responsible for all financial and accounting operations. From November 2011 through January 2019, she was Corporate Controller of American Assets Trust, Inc., an NYSE-listed REIT. From December 2010 through November 2011, Ms. Dao-Haddock was Controller at Pacific Corporate Group, LLC, a private equity firm. She began her career as an Audit Manager at KPMG LLP from 1999 through 2006, and received a BS in Business Administration, Accounting from San Diego State University in 1998. She is a certified public accountant (CPA) with more than 20 years of financial and accounting experience including overseeing technical accounting, budgeting, forecasting, financial modeling, cash management, and SEC reporting. We selected Ms. Dao-Haddock to serve on our board of directors due to her extensive experience and expertise in financial accounting.

Ivor Royston, M.D. has served on our board of directors since 2010. He currently serves as chair of our science and technology committee and as a member of our nominating and corporate governance committee. Dr. Royston has served as President, Chief Executive Officer from 2015 to 2022 and continues to serve on the board of directors of Viracta Therapeutics, Inc., since 2015. From 1990 to 2000, he served as founding President and CEO of The Sidney Kimmel Cancer Center and from 1978 to 1990, he was a member of the oncology faculty of the University of California, San Diego. In addition to being a co-founder of Hybritech, Inc., in 1986 he co-founded IDEC Corporation, which later merged with Biogen to form Biogen Idec. From 1990 to 2017, Dr. Royston was the Founding Managing Partner of Forward Ventures and has been instrumental in the formation, financing and development of numerous biotechnology companies. Dr. Royston received his B.A. and M.D. degrees from Johns Hopkins University and completed post-doctoral training in internal medicine and medical oncology at Stanford University. In 1997, President Clinton appointed Dr. Royston to a six-year term on the National Cancer Advisory Board. In 2022, Dr. Royston was the recipient of the Biotechnology Heritage Award given out each year by BIO and the Science History Institute. We selected Dr. Royston to serve on our board of directors due to his extensive experience with emerging life sciences companies.

Linda Rubinstein has served on our board of directors since July 2021. She currently serves as a member of our compensation committee and as a member of our science and technology committee. Ms. Rubinstein has over 35 years of experience across the finance, capital markets, operations and the life sciences sectors. Since September 2010 she has been a partner at FLG Partners, LLC, a chief financial officer services and board advisory consulting firm. During that time she has served as chief financial officer, interim chief financial officer or financial advisor for multiple clients, including Adverum Biotechnologies, Alector, Apexigen, RenovoRx, Five Prime Therapeutics, Ingenuity Systems (now part of QIAGEN), iPierian (acquired by Bristol-Myers Squibb), Kezar Life Sciences, Medikine, PaxVax, True North Therapeutics and others. From January 2020 to April 2021 Ms. Rubinstein was chief financial officer consultant to Sublimity Therapeutics Holdco Limited (“Sublimity”) and also served as Treasurer of Sublimity Therapeutics, Inc., Sublimity’s indirect subsidiary. Earlier, Ms. Rubinstein was vice president and CFO of Solexa (now part of Illumina), vice president of finance at ChemoCentryx and a senior vice president in Lehman Brothers’ global healthcare investment banking group. She holds a B.A. and an M.A. in Economics from the University of California, Los Angeles. We selected Ms. Rubinstein to serve on our board of directors due to her experience in executive leadership roles at various life sciences companies and her substantial knowledge of strategic finance and business operational issues.

CORPORATE GOVERNANCE

Director Independence

Our board of directors has affirmatively determined that all of our directors, except Mr. Riccitelli and Mr. Morales, meet the definition of “independent director” under the applicable Nasdaq Listing Rules.

Agreements with Directors

None of the directors or nominees for director was selected pursuant to any arrangement or understanding, other than with our directors acting within their capacity as such.

Legal Proceedings with Directors

There are no legal proceedings related to any of the directors or director nominees, officers, or holders of 5% or more of our common stock which require disclosure pursuant to Items 103 or 401(f) of Regulation S-K.

Board Leadership Structure

Historically, the positions of chair of the board and Chief Executive Officer have been separated. The separation of the positions of board chair and Chief Executive Officer was meant to reinforce the independence of the board in its oversight of the business and affairs of the Company. In addition, the Company believed that having an independent board chair created an environment that was conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the board to monitor whether management’s actions are in the best interests of the Company and its stockholders. In connection with the resignation of our former Chief Executive Officer in February 2022, our board of directors appointed the chair of our board of directors, Samuel D. Riccitelli, as Interim President and Chief Executive Officer. Our board of directors believe this appointment was in the best interests of our stockholders and was necessary to ensure continued leadership of our company by someone with both knowledge of our company and significant and extensive executive and leadership experience, including as the chief executive officer of other molecular diagnostics companies.

Our board of directors continues to believe that independent board leadership helps to reinforce the independence of the board as a whole and is important for effective corporate governance. Accordingly, concurrently with the appointment of Mr. Riccitelli as Interim President and Chief Executive Officer, our board of directors established the position of lead independent director and appointed Faye Wilson to serve in such capacity. The lead independent director is empowered to, among other duties and responsibilities, approve agendas and meeting schedules for regular board meetings, preside over board meetings in the absence of the board chair, preside over and establish the agendas for meetings of the independent directors, act as liaison between the chair and the independent directors, approve information sent to the board, preside over any portions of board meetings at which the evaluation or compensation of the Interim Chief Executive Officer is presented or discussed and, as appropriate upon request, act as a liaison to stockholders. In addition, it is the responsibility of the lead independent director to coordinate between the board and management with regard to the determination and implementation of responses to any problematic risk management issues. As a result, the Company believes that the lead independent director can help ensure the effective independent functioning of the Board in its oversight responsibilities. In addition, the Company believes that the lead independent director is better positioned to build a consensus among directors and to serve as a conduit between the other independent directors and the board chair, for example, by facilitating the inclusion on meeting agendas of matters of concern to the independent directors.

The independent directors regularly meet in executive sessions in connection with regular meetings of the board of directors.

Board Role in Risk Oversight

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including risks relating to our operations, strategic direction, cybersecurity, and intellectual property. Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The role of our board of directors in overseeing the management of our risks is conducted primarily through committees of our board of directors, as disclosed in the descriptions of each of the committees below and in the charters of each of the committees. The full board of directors (or the appropriate board committee in the case of risks that are under the purview of a particular committee) discusses with management our major risk exposures, their potential impact on us, and the steps we take to manage them. When a board committee is responsible for evaluating and overseeing the management of a particular risk or risks, the chairperson of the relevant committee reports on the discussion to the full board of directors during the committee reports portion of the next board meeting.

Board and Committee Meetings

During 2022, our board of directors met 13 times. Each director attended at least 75% of the meetings held while he or she was a director, either in person or by teleconference. Additionally, during 2022, each director attended at least 75% of the meetings for each committee on which he or she served.

Director Attendance at Annual Meetings

Although we do not have a formal policy regarding attendance by members of our board of directors at our annual meetings of stockholders, we encourage all of our directors to attend. All of our directors as of our 2022 annual meeting of stockholders, except Mr. Hale, attended our 2022 annual meeting of stockholders.

Executive Sessions

In accordance with the applicable Nasdaq Listing Rules, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present.

Board Committees

Our board of directors has four standing committees: the audit committee, the compensation committee, the nominating and corporate governance committee, and the science, technology, and clinical affairs committee. In addition, from time to time, special committees may be established under the direction of our board of directors when necessary to address specific issues.

Each of the four standing committees has a written charter that has been approved by our board of directors. A copy of each charter is available on our website at www.biocept.com by selecting the “Investors” icon at the top of the page, followed by the “Corporate Governance” hyperlink.

The members of each committee for the year ended December 31, 2022 are identified in the following table:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Science, Technology, and Clinical Affairs Committee
David F. Hale(1)	Member	—	—	Member
Marsha A. Chandler, Ph.D.	—	Member	Chair	Member
Bruce E. Gerhardt, CPA	Member	Chair	—	—
Samuel D. Riccitelli	—	—	—	—
Linda Rubinstein(4)	—	Member	—	Member
Ivor Royston, M.D.	—	—	Member	Chair
Antonino Morales, CPA (2)	Member	—	—	—
M. Faye Wilson, MBA(I)	Chair	Member	Member	—
Quyen Dao-Haddock, CPA(3)	Member	—	—	—
Total meetings in 2022	10	3	6	1

(I)
Ms. Wilson became the Lead Independent Director in February 2022.
(1)
Mr. Hale became a member of the audit committee in February 2022. Mr. Hale was a member of the board of directors until his retirement in July 2022.
(2)
Mr. Morales was a member of the audit committee until he was appointed as the Company’s Interim Chief Financial Officer in February 2022.
(3)
Ms. Dao-Haddock became a member of the board of directors and a member of the audit committee in November 2022.
(4)
Ms. Rubinstein became a member of the science, technology, and clinical affairs committee in August 2022 following the retirement of Mr. Hale.

Audit Committee

During 2022, our audit committee met ten times. Our audit committee is currently composed of three directors: Ms. Wilson (who chairs the audit committee), Ms. Dao-Haddock and Mr. Gerhardt. Each of the members of the audit committee has been determined to be an independent director under applicable SEC rules and the applicable Nasdaq Listing Rules. Our board of directors has affirmatively determined that Ms. Wilson is designated as an “audit committee financial expert.”

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

Our board of directors has determined that Ms. Wilson qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of Rule 5605(c)(2) of the Nasdaq listing rules. In making this determination, our board of directors has considered prior experience, business acumen and independence. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

Report of the Audit Committee of the Board of Directors*

The audit committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2022 with management of the Company. The audit committee has discussed with the independent registered public accounting firm the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight board (“PCAOB”) and the Securities and Exchange Commission. The audit committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the audit committee concerning independence and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the audit committee has recommended to the board of directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

M. Faye Wilson (Chair)

Bruce E. Gerhardt

Quyen Dao-Haddock

* The material in this report is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Compensation Committee

During 2022, our compensation committee met three times. Our compensation committee is currently composed of four directors: Mr. Gerhardt (who chairs the compensation committee), Ms. Wilson, Dr. Chandler, and Ms. Rubinstein. Each of the members of the compensation committee has been determined to be an independent director under the applicable Nasdaq Listing Rules.

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

Compensation Committee Processes and Procedures

Typically, the compensation committee meets at least twice annually and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the compensation committee, in consultation with the Chief Executive Officer. The compensation committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the compensation committee to make presentations, to provide financial or other background information or advice or to otherwise participate in compensation committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the compensation committee regarding his compensation. The charter of the compensation committee grants the compensation committee full access to all books, records, facilities and personnel of the Company, as well as authority to obtain, at the expense of the Company, advice and assistance from internal and external legal, accounting or other advisors and consultants and other external resources that the compensation committee considers necessary or appropriate in the performance of its duties. In particular, the compensation committee has the sole authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms.

During the fiscal year 2022, the compensation committee engaged Aon/Radford as a compensation consultant. After taking into consideration the six factors prescribed by the SEC and Nasdaq, the compensation committee concluded that there were no conflicts of interest between Aon/Radford and the Company. The compensation committee requested that Aon/Radford review industry-wide compensation practices and trends to assess the competitiveness of our executive and non-employee director compensation programs.

The compensation committee asked Aon/Radford to develop a comparative group of companies and to perform analyses of competitive performance and compensation levels for that group. Aon/Radford also met with certain members of management and human resources to learn more about the Company’s business operations and strategy, key performance metrics and strategic goals, as well as the labor markets in which the Company competes. Aon/Radford ultimately developed recommendations primarily pertaining to compensation strategy for the Company’s executive officers and non-employee directors that were presented to the compensation committee for its consideration and to the board of directors for its information. Following an active dialogue with Aon/Radford, the compensation committee recommended that the board of directors approve certain recommendations of Aon/Radford.

Historically, the compensation committee has made most of the significant adjustments to annual compensation, determined bonus and equity awards and established new performance objectives at one or more meetings held during the last quarter of the year. However, the compensation committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of the Company’s compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. Generally, the compensation committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year.

For executives other than the Chief Executive Officer, the compensation committee solicits and considers evaluations and recommendations submitted to the committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the compensation committee, which makes recommendations to the full board of directors regarding any adjustments to his compensation as well as awards to be granted. In making such recommendations for determining the long-term incentive component of the Chief Executive Officer’s compensation, the compensation committee shall take into consideration the Company’s performance and relative stockholder return, the value of similar incentive awards given to chief executive officers of comparable companies, the awards given to the Company’s Chief Executive Officer in past years, other elements of the Chief Executive Officer’s compensation including total compensation and such other criteria as the committee deems advisable.

For all executives and directors as part of its deliberations, the compensation committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels.

Nominating and Corporate Governance Committee

During 2022, our nominating and corporate governance committee met six times. Our nominating and corporate governance committee is currently composed of three directors: Dr. Chandler (who chairs the nominating and corporate governance committee), Ms. Wilson, and Dr. Royston. Each of the members of the nominating and corporate governance committee has been determined to be an independent director under the applicable Nasdaq Listing Rules.

Our nominating and corporate governance committee’s responsibilities include:

•
identify individuals qualified to become board members, consistent with criteria approved by the board, and recommend that the board select the director nominees for election at each annual meeting of stockholders or to fill vacancies on board in accordance with our bylaws;
•
recommend to the board director nominees for each committee of the board; and
•
recommend to the board any appropriate changes in our Code of Ethics, applicable to the Chief Executive Officer and other senior financial officers, and in the Code of Business Conduct, applicable to all of our directors, officers, and employees, and in such other corporate governance policies and documents as the committee determines from time to time, including such policies and documents as the committee may develop and/or recommend to the board for approval; and
•
lead the board in its annual review of the performance of the board and any committee thereof, as applicable.

Director Nomination Process

The goal of our nominating and corporate governance committee, which we refer to as the committee for purposes of this section, is to assemble a well-rounded board of directors that consists of directors with backgrounds that are complementary to one another, reflecting a variety of experiences, skills, and expertise. The committee’s current selection criteria for prospective nominees, as set forth in the committee’s charter, are as follows:

•
each director should be committed to enhancing long-term stockholder value and must possess a high level of personal and professional ethics, sound business judgment and integrity;
•
each director should be free of any conflicts of interest which would violate applicable laws, rules, regulations or listing standards, or interfere with the proper performance of his or her responsibilities;
•
each director should possess experience, skills and attributes which enhance his or her ability to perform duties on our behalf. In assessing these qualities, the committee will consider such factors as (i) personal skills and attributes, (ii) expertise in the areas of accounting, marketing, strategy, financial reporting, or corporate governance, or (iii) professional experience in the healthcare industry, as well as other factors that would be expected to contribute to an effective board of directors;
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

In our continuing commitment to the crucial value of diverse experiences and perspectives, we seek a broad inclusive pool of board candidates.

The committee believes it is appropriate for our Interim President and Chief Executive Officer to serve as a member of our board of directors.

The committee currently has a policy of evaluating nominees recommended by stockholders in the same manner as it evaluates other nominees. We do not intend to treat stockholder recommendations in any manner different from other recommendations. Under our amended and restated bylaws, stockholders wishing to propose a director nominee should send the required information to our corporate secretary at Biocept, Inc., 9955 Mesa Rim Road, San Diego, California 92121. We have not received director candidate recommendations from our stockholders.

Science, Technology, and Clinical Affairs Committee

During 2022, our science, technology, and clinical affairs committee met one time. Our science, technology, and clinical affairs committee is currently composed of three directors: Dr. Royston (who chairs the science, technology, and clinical affairs committee), Dr. Chandler, and Linda Rubinstein.

Our science, technology, and clinical affairs committee’s responsibilities include:

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
•
meet with and liaise with, as well as review the recommendations from, our Scientific Advisory Board and Clinical Advisory Board; and
•
conduct quarterly meetings with our Medical Staff and Chief Executive Officer to assess and advise on clinical and scientific progress and initiatives.

Hedging Policy

The Company’s insider trading and window period policy provides that no officer, director, other employee or consultant of the Company may engage in short sales, transactions in put or call options, hedging transactions or other inherently speculative transactions with respect to the Company’s stock at any time. In addition, no officer, director, other employee or consultant of the Company may margin, or make any offer to margin, any of the Company’s stock, including without limitation, borrowing against such stock, at any time.

Stockholder Communications with our Board of Directors

Stockholders seeking to communicate with our board of directors, as a whole, may send such communication to: Biocept, Inc., 9955 Mesa Rim Road, San Diego, California 92121, Attention: Chief Legal Officer and Chief Compliance Officer. Stockholders seeking to communicate with an individual director, in his or her capacity as a member of our board of directors, may send such communication to the same address to the attention of such individual director. We will promptly forward any such stockholder communication to each director to whom such stockholder communication is addressed to the address specified by each such director.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation awarded to or earned in our last two fiscal years by our principal executive officer and our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2022. The persons listed in the following table are referred to herein as the “named executive officers.”

Name and Principal Position	Year	Salary($)(1)	Bonus($)		Option Awards($)(2)	All Other Compensation ($)		Total ($)
Sam Riccitelli(3)	2022	507,494	30,000	(4)	570,340	18,463	(5)	1,126,297
Interim President and Chief Executive Officer
Michael W. Nall(6)	2022	64,875	—		—	535,806	(7)	600,681
Former President and Chief Executive Officer	2021	513,000	15,000		645,517	11,974		1,185,491
Antonino Morales(8)	2022	366,073	—		342,204	21,006	(9)	729,283
Interim Chief Financial Officer
Darrell Taylor(10)	2022	424,867	—		341,006	7,405		773,278
Chief Legal Officer and Chief Compliance Officer, Corporate Secretary

(1)
The “Salary ($)” column includes salary earned for each named executive officer and the net increase/(decrease) in each named executive officer’s accrued vacation balance, or accrued vacation, in each of the years ended December 31, 2022.
(2)
The amounts in the “Option Awards ($)” column reflect the grant date fair values of stock options granted during the year. These amounts are determined in accordance with the provisions of FASB ASC Topic 718, rather than an amount paid to or realized by the executive officer. For a description of these stock options see “Narrative Disclosure to Summary Compensation Table” within this “Executive Compensation” section.
(3)
Mr. Riccitelli was appointed as our Interim President and Chief Executive Officer, effective February 15, 2022.
(4)
Represents a sign-on bonus paid to the named executive officer.
(5)
Represents (i) $11,158 in Chair and board of directors fees earned prior to Mr. Riccitelli’s appointment as Interim President and Chief Executive Officer, effective February 15, 2022 and (ii) $7,305 in employer paid life insurance premiums.
(6)
Mr. Nall resigned from the Company effective February 15, 2022.
(7)
Represents severance and PTO pay out as part of Mr. Nall's separation agreement.
(8)
Mr. Morales was appointed as our Interim Chief Financial Officer, effective February 15, 2022.
(9)
Represents (i) $5,889 in board of directors and audit committee fees earned prior to Mr. Morales’s appointment as Interim Financial Officer, effective February 15, 2022 and (ii) $9,672 in employer paid life insurance premiums.
(10)
Mr. Taylor joined us in December 2021. He was not a named executive officer in 2021.The amount in “All Other Compensation” represents $3,251 in employer paid life insurance premiums.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We have entered into employment with each of our named executive officers. The employment agreements set forth the executive officer’s initial base salary, annual bonus opportunity and eligibility to participate in our employee benefit plans. Each of our named executive officers is employed “at will.” For a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control under the arrangements with our named executive officers, see the subsection titled “—Potential Payments upon Termination or Change in Control” below.

Michael W. Nall

We entered into an employment agreement effective as of August 26, 2013, which was subsequently amended on November 6, 2015 and November 1, 2017, with Michael W. Nall, or collectively, the CEO Employment Agreement, in connection with his appointment as our Chief Executive Officer and President. Pursuant to the CEO Employment Agreement, Mr. Nall was initially entitled to receive an annual base salary of $200,000, which was subsequently increased to $350,000 upon the completion of the IPO, and thereafter periodically increased in the discretion of our board of directors or the compensation committee of our board of directors, and was initially eligible to earn an annual performance bonus of $100,000 in the sole discretion of our board of directors. In 2021, Mr. Nall’s base salary was increased to $519,000 and was eligible to receive his annual performance bonus as a participant in our Annual Incentive Plan, as described further below.

Mr. Nall resigned from his position as the President and Chief Executive Officer of the Company effective on February 15, 2022. Pursuant to the Separation Agreement that we entered into with Mr. Nall, we agreed to provide Mr. Nall with the severance benefits he would have been entitled to receive under the CEO Employment Agreement in the event of a termination without cause, as discussed further below.

Sam Riccitelli

In connection with his appointment as our Interim President and Chief Executive Officer in February 2022, we entered into an employment agreement with Mr. Riccitelli. The employment agreement provides that Mr. Riccitelli will receive an annual base salary of $570,000 and will be eligible to receive an annual performance bonus with a target bonus percentage equal to 50% of his base salary. Pursuant to the employment agreement, we paid Mr. Riccitelli a sign-on bonus of $30,000 and granted him an option to purchase 250,000 shares of our common stock. In addition, Mr. Riccitelli is entitled to severance benefits upon a termination without cause or resignation for good reason (“Involuntary Termination”), including continued payment of base salary for six months and payment of his group health insurance premiums for up to six months. In addition, if Mr. Riccitelli’s employment is subject to an Involuntary Termination within one month prior to or 12 months following a change in control, then he will be entitled to receive continued payment of base salary for 12 months, payment of his group health insurance premiums for up to 12 months, a pro-rated annual performance bonus and full accelerated vesting of any unvested equity awards. Mr. Riccitelli may also be entitled to receive tax gross up payments in the event any payments made in connection with a change in control are subject to the excise taxes imposed by Sections 280G and 4999 of the Internal Revenue Code.

Antonino Morales

In connection with his appointment as our Interim Chief Financial Officer, we entered into an employment agreement with Mr. Morales. The employment agreement provides that Mr. Morales will receive an annual base salary of $400,000 and will be eligible to receive an annual performance bonus with a target bonus percentage equal to 40% of his base salary. Pursuant to the employment agreement, we granted Mr. Morales an option to purchase 150,000 shares of our common stock. Mr. Morales is entitled to severance benefits upon an Involuntary Termination, including continued payment of base salary for six months and payment of his group health insurance premiums for up to six months. In addition, if Mr. Morales’s employment is subject to an Involuntary Termination within one month prior to or 12 months following a change in control, then he will be entitled to receive continued payment of base salary for 12 months, payment of his group health insurance premiums for up to 12 months, a pro-rated annual performance bonus and full accelerated vesting of any unvested equity awards. Mr. Morales may also be entitled to receive tax gross up payments in the event any payments made in connection with a change in control are subject to the excise taxes imposed by Sections 280G and 4999 of the Internal Revenue Code.

Darrell Taylor

We entered into an employment agreement with Mr. Taylor in December 2021, which was subsequently amended in February 2022. Mr. Taylor was initially entitled to receive an annual base salary of $340,000 and was eligible to receive an annual performance bonus with a target bonus percentage equal to 35% of his base salary. In connection with his promotion to Chief Legal Officer in February 2022, his annual bases salary was increased to $400,000 and his target bonus percentage was increased to 40%. Pursuant to his employment agreement, we granted Mr. Taylor an option to purchase 150,000 shares of our common stock. Mr. Taylor is entitled to severance benefits upon an Involuntary Termination, including continued payment of base salary for six months and payment of his group health insurance premiums for up to six months. In addition, if Mr. Taylor’s employment is subject to an Involuntary Termination within one month prior to or 12 months following a change in control, then he will be entitled to receive continued payment of base salary for 12 months, payment of his group health insurance premiums for up to 12 months, a pro-rated annual performance bonus and full accelerated vesting of any unvested equity awards. Mr. Taylor may also be entitled to receive tax gross up payments in the event any payments made in connection with a change in control are subject to the excise taxes imposed by Sections 280G and 4999 of the Internal Revenue Code.

Annual Incentive Plan

On May 19, 2014, the compensation committee of our board of directors approved an annual incentive plan, or the Annual Incentive Plan, to provide our employees, including our executive officers, with an incentive for such employees to perform to the best of their abilities, to further our growth, development and financial success, and to enable us to attract and retain highly qualified employees. Each named executive officer is eligible for an award based upon the achievement of certain pre-established corporate performance goals and objectives approved by the compensation committee and, with respect to our named executive officers other than our chief executive officer, pre-established individual performance goals and objectives approved by the compensation committee.

Pursuant to the terms of our Annual Incentive Plan and their respective employment agreements, for 2022, Mr. Riccitelli was eligible to receive an annual bonus in an amount up to 50% of his annual base salary, based solely on the achievement of pre-determined corporate goals and objectives, and each of Messrs. Morales and Taylor were eligible to receive an annual bonus in an amount up to 40% of their respective annual base salary, based 80% on the achievement of pre-determined corporate goals and objectives, and 20% on the achievement of predetermined individual goals and objectives.

In January 2023, our board of directors determined that the pre-established goals for fiscal year ended December 31, 2022 were not achieved at a level sufficient to warrant payout under the Annual Incentive Plan, and no bonuses were to be paid for 2022.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align the interests our stockholders with those of our employees, non-employee directors and consultants, including our named executive officers. Our board of directors or an authorized committee thereof is responsible for approving equity grants.

We have historically used stock options and restricted stock unit awards as an incentive for long-term compensation to our named executive officers because stock options allow our named executive officers to realize value from this form of equity compensation only if our stock price increases to align the interests of our named executive officers with the interests of our stockholders generally.

All stock options are granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of such award. Our stock option awards to our named executive officers may be subject to acceleration of vesting and exercisability under certain termination and change in control events.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information, on an award-by-award basis, concerning unexercised options to purchase common stock that have not yet vested for each named executive officer, which were outstanding as of December 31, 2022.

		Option Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Option Exercise Price ($)(3)	Option Expiration Date
Samuel D. Riccitelli	10/20/2020	6,667	3,333	4.63	10/20/2030
	7/16/2021	10,000	—	3.77	7/16/2031
	2/28/2022	52,083	197,917	2.39	2/28/2032
Antonino Morales	7/16/2021	3,333	6,667	3.77	7/16/2031
	2/28/2022	31,250	118,750	2.39	2/28/2032
Darrell Taylor	2/28/2022	37,501	112,499	2.39	2/28/2032

(1)
All option awards were granted under our 2013 Plan.
(2)
The scheduled vesting dates, after December 31, 2022, of these options were as follows:

Mr. Riccitelli: For the option awards granted on July 16, 2021 in the table above, all options awarded are vested and exercisable. For the first option award granted on October 20, 2020, 1/3 of 10,000 shares vest on each of October 20,

2021, October 20, 2022, and October 20, 2023. For the second option award granted on February 28, 2022, 250,000 option shares vests on a monthly basis over four years from the grant date.

Mr. Morales: For the first option award granted on July 16, 2021, 1/3 of 10,000 shares vest on each of July 16, 2022, July 16, 2023, and July 16, 2024. For the second option award granted on February 28, 2022, 150,000 option shares vests on a monthly basis over four years from the grant date.

Mr. Taylor: For the first option award granted on February 28, 2022, 150,000 option shares vests on a monthly basis over four years from the grant date.

(3)
All option awards were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant, as determined in good faith by our board of directors or compensation committee thereof.

Options held by certain of our named executive officers may be eligible for accelerated vesting under specified circumstances. Please see the section below titled “—Potential Payments upon Termination or Change-In-Control” for a description of such potential acceleration.

Potential Payments upon Termination or Change-In-Control

Mr. Riccitelli's employment agreement provided that in the event of termination of his employment by us without cause or his resignation for good reason (each, as defined in the Interim CEO Employment Agreement), the vesting of any of his outstanding unvested stock options which would have vested over the following 12 months will accelerate (unless the applicable stock option or agreement provides for more favorable acceleration terms). The Interim CEO Employment Agreement further provided that if he has a separation from service as a result of his termination without cause or his resignation with good reason then, provided that he gives us an effective waiver and release of claims, he will be entitled to 6 months’ salary and up to 6 months of COBRA premiums (or substantially equivalent health insurance coverage). Mr. Riccitelli's Interim CEO Employment Agreement also provided that in the event of a change of control (as defined in the Interim CEO Employment Agreement), if the surviving corporation did not assume, continue, or substitute Mr. Riccitelli's then outstanding stock awards, then all unvested awards would accelerate and vest in full immediately prior to the change of control, subject to Mr. Riccitelli’s continuous service immediately prior to such change in control. In addition, if during the 1 month period before a change of control or during the 12-month period following a change of control, Mr. Riccitelli's employment was terminated without cause or Mr. Riccitelli resigned for good reason, then the vesting of each of Mr. Riccitelli's outstanding unvested stock awards will accelerate immediately, and he will be entitled to 12 months’ salary and up to 12 months of COBRA premiums (or substantially equivalent health insurance coverage).

Mr. Morales’s employment agreement provided that in the event of termination of his employment by us without cause or his resignation for good reason (each, as defined in the Interim CFO Employment Agreement), the vesting of any of his outstanding unvested stock options and which would have vested over the following 12 months will accelerate (unless the applicable stock option agreement provides for more favorable acceleration terms). The Interim CFO Employment Agreement further provided that if he has a separation from service as a result of his termination without cause or his resignation with good reason then, provided that he gives us an effective waiver and release of claims, he will be entitled to 6 months’ salary and up to 6 months of COBRA premiums (or substantially equivalent health insurance coverage). Mr. Morales’s Interim CFO Employment Agreement also provided that in the event of a change of control (as defined in the Interim CFO Employment Agreement), if the surviving corporation did not assume, continue, or substitute Mr. Morales’s then outstanding stock awards, then all unvested awards would accelerate and vest in full immediately prior to the change of control, subject to Mr. Morales’s continuous service immediately prior to such change in control. In addition, if during the 1-month period before a change of control or during the 12-month period following a change of control, Mr. Morales’s employment was terminated without cause or Mr. Morales resigned for good reason, then the vesting of each of Mr. Morales’s outstanding unvested stock awards will accelerate immediately, and he will be entitled to 12 months’ salary and up to 12 months of COBRA premiums (or substantially equivalent health insurance coverage).

Mr. Taylor’s employment agreement provided that in the event of termination of his employment by us without cause or his resignation for good reason (each, as defined in the CLO Employment Agreement), the vesting of any of his outstanding unvested stock options which would have vested over the following 12 months will accelerate (unless the applicable stock option agreement provides for more favorable acceleration terms). The CLO Employment Agreement further provided that if he has a separation from service as a result of his termination without cause or his resignation with good reason then, provided that he gives us an effective waiver and release of claims, he will be entitled to 6 months’ salary and up to 6 months of COBRA premiums (or substantially equivalent health insurance coverage). Mr. Taylor’s CLO Employment Agreement also provided that in the event of a change of control (as defined in the CLO Employment Agreement), if the surviving corporation did not assume, continue, or substitute Mr. Taylor’s then outstanding stock awards, then all unvested awards would accelerate and vest in full immediately prior to the change of control, subject to Mr. Taylor’s continuous service immediately prior to such change in control. In addition, if during the 1-month period before a change of control or during the 12-month period following a change of control, Mr. Taylor’s employment was terminated without cause or Mr. Taylor resigned for good reason, then the vesting of each of Mr. Taylor’s outstanding unvested stock awards will accelerate immediately, and he will be entitled to 12 months’ salary and up to 12 months of COBRA premiums (or substantially equivalent health insurance coverage).

In addition, we only have the discretion to accelerate the vesting of awards under the 2013 Plan in connection with a change of control if an outstanding award is not assumed, continued or substituted for by the surviving or acquiring corporation (or its parent company).

Separation Agreement with Mr. Nall

In connection with his resignation in February 2022, we entered into a separation agreement with Mr. Nall, pursuant to which Mr. Nall agreed to provide us with a full release of claims and we agreed to provide Mr. Nall with the severance benefits he would have been entitled to receive under his employment agreement in the event of a termination without cause.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2022 regarding the shares of our common stock available for grant or granted under stock option plans and other compensation arrangements that were (i) adopted by our security holders and (ii) were not approved by our security holders:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders(1)	1,011,037	$2.23	1,325,372
Equity compensation plans not approved by security holders(2)	1,252,364	$1.63	997,636

(1)
Represents 1,011,037 shares of common stock that may be issued pursuant to outstanding non-inducement option awards granted and 36 shares of common stock that may be issued pursuant to outstanding non-inducement restricted stock unit awards granted, and 1,325,372 shares of common stock available for future grant as non-inducement awards, under the 2007 Plan and 2013 Plan. See “Executive Compensation—Equity Compensation Plan Information—2007 Equity Incentive Plan” and “Executive Compensation—Equity Compensation Plan Information—Amended and Restated 2013 Plan” below for a description of these plans.
(2)
Represents 1,252,364 shares of common stock that may be issued pursuant to such outstanding inducement option awards granted and 997,636 shares of common stock available for future grant as inducement awards under the 2013 Plan.

Equity Compensation Plan Information

We have two equity incentive plans: the 2007 Plan and the 2013 Plan. We no longer grant awards under the 2007 Plan, but awards granted under the 2007 Plan remain subject to its terms. A brief summary of each of the 2007 Plan and 2013 Plan is below.

2007 Equity Incentive Plan

The 2007 Plan authorized the grant of the following types of awards: (i) nonstatutory stock options, or NSOs; (ii) incentive stock options, or ISOs; (iii) restricted stock awards; (iv) RSUs; (v) stock appreciation rights, or SARs; (vi) performance stock awards; and (vii) other stock awards. Awards may be granted to employees, directors, consultants and other service providers of our company and its affiliates. However, ISOs may not be granted to non-employees.

Corporate Transaction. In the event we are acquired in a corporate transaction, as defined in the 2007 Plan, unless otherwise provided in a written agreement between us and the holder of an outstanding 2007 Plan award, awards will be assumed by the successor company or a similar award will be substituted by the successor company. If the successor company does not agree to assume or substitute an award, if the award is held by a current participant (as defined in the 2007 Plan), the vesting of the award will accelerate, and the award will become exercisable in full, if the award is held by someone other than a current participant, the award will terminate if not exercised prior to the effective time of the corporate transaction.

Change in Control. In the event of a change in control, award may be subject to acceleration of vesting and exercisability, as provided for in the award agreement or in any other written agreement between the Company and the participant, but in the absence of such provision, no such acceleration shall occur.

Amended and Restated 2013 Plan

The 2013 Plan authorized the grant of the following types of awards: (i) nonstatutory stock options, or NSOs; (ii) incentive stock options, or ISOs; (iii) restricted stock awards; (iv) RSUs; (v) stock appreciation rights, or SARs; (vi) performance stock awards; and (vii) other stock awards. Awards may be granted to employees, directors, consultants and other service providers of our company and its affiliates. However, ISOs may not be granted to non-employees. In addition, the 2013 Plan has a separate share reserve that may be used exclusively for the grant of inducement awards to employees who have not previously been an employee or a director of us or an affiliate, or following a bona fide period of non-employment, as an inducement material to the individuals’ entering into employment with us within the meaning of the Nasdaq Listing Rules. All such inducement awards must be granted by a committee consisting of the majority of our independent directors or our independent compensation committee, in either case in accordance with Nasdaq Listing Rules.

Change in Control.

In the event of a change in control of us, as defined in the Amended 2013 Plan, in which the surviving corporation or acquiring corporation (or its parent company) does not assume or continue outstanding awards under the Amended 2013 Plan or substitute similar stock awards for such outstanding awards, then the plan administrator may, in its discretion and upon at least 10 days’ advance notice to the affected persons, accelerate the vesting (and exercisability, as applicable) of outstanding awards under the 2013 Plan in full or in part to a date prior to the effective time of the change in control transaction and, to the extent not exercised (if applicable) at or prior to the effective time of the transaction, cancel all outstanding awards upon or immediately before the change in control and pay to the holders thereof, in cash or stock, or any combination thereof, the value of such awards (including, at the plan administrator’s discretion, any unvested portion of the award) based upon the value per share of common stock received or to be received or deemed received by our other stockholders in the transaction. In the case of any stock option or SAR with an exercise price that equals or exceeds the price paid for a share of common stock in connection with the change in control, the plan administrator may cancel the option or SAR without the payment of consideration therefor.

In addition, in the event of a participant’s termination of continuous service without cause or resignation for good reason, as each such term is defined in the 2013 Plan, during the 10 day period before a change in control or during the 12 month period following a change in control, all stock options and SARs under the 2013 Plan will become immediately exercisable with respect to 100% of the shares subject to such stock options or SARs, and/or the restricted period will expire immediately with respect to 100% of the shares of restricted stock or RSUs as of the date of the participant’s termination or resignation.

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

DIRECTOR COMPENSATION

In February 2022, upon recommendation from our compensation committee, our board of directors approved amendments to our non-employee director compensation policy. As amended, our non-employee director compensation policy includes the following cash and equity compensation:

•
Annual Retainer.

For service as a director: an annual cash retainer of $40,000 (in addition to any annual cash retainers otherwise paid).

•
Board Chair.

For service as Board Chair: an annual cash retainer of $50,000 (in addition to any annual cash retainers otherwise paid).

•
Lead Independent Director.

For service as Lead Independent Director: an annual cash retainer of $50,000 (in addition to any annual cash retainers otherwise paid).

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

•
Science, Technology, and Clinical Affairs Committee.

For service as Chair of the science, technology, and clinical affairs committee: an annual cash retainer of $10,000 (in addition to any annual cash retainers otherwise paid).

For service as member of the science, technology, and clinical affairs committee other than as its Chair: an annual cash retainer of $5,000 (in addition to any annual cash retainers otherwise paid).

•
Initial Awards.

For each non-employee director who is initially elected or appointed to the board: an option to purchase 10,000 shares of common stock.

•
Annual Awards.

For each non-employee director who (i) has been serving on the board for at least six months as of the date of any annual meeting of our stockholders and (ii) will continue to serve as a non-employee director immediately following such meeting: an option to purchase 10,000 shares of common stock.

The annual cash retainers shall be earned and paid on a calendar quarterly basis, subject to proration in the case of service during only a portion of a calendar quarter.

The per share exercise price of each option granted to our non-employee directors shall equal the fair market value of a share of common stock on the date the option is granted. Each such initial award shall vest and become exercisable in substantially equal installments on each of the first three anniversaries of the vesting commencement date, subject to continuing in service on the board through each such vesting date; provided, that all stock options under the non-employee director compensation policy shall vest in full upon the occurrence of a change in control. Each such annual award shall fully vest and become exercisable on the first anniversary of the vesting commencement date, subject to continuing in service on the board through each such vesting date; provided, that all stock options under the non-employee director compensation policy shall vest in full upon the occurrence of a change in control. The term of each such stock option shall be ten years from the date the option is granted. Upon a non-employee director’s cessation of service on the board for any reason, his or her stock options granted under the non-employee director compensation policy would, to the extent vested on the date of cessation of service, remain exercisable for 12 months following the cessation of his or her service on the board (or such longer period as the board may determine in its discretion on or after the date of such stock options).

On July 8, 2022, option awards exercisable for 10,000 shares of common stock each with a vesting commencement date of July 8, 2022 were granted under the 2013 Plan to each of the then five non-employee members of our board of directors related to the grant of annual awards for the 2022 annual meeting of our shareholders, in accordance with our non-employee director compensation policy in effect at the date of grant. These awards have a term of 10 years from the date of grant and an exercise price of $1.03 per share, which is equal to the closing price of our common stock on the date of grant. The grant date fair value of these awards of $1.03 per share was estimated using a Black-Scholes valuation model. The assumptions used in the Black-Scholes valuation model for these awards include a volatility rate of 179.87%, a risk-free interest rate of 0.51%, a dividend yield of 0.00%, and an expected term of 5.5 years.

On November 17, 2022, option awards exercisable for 10,000 shares of common stock with a vesting commencement date of November 17, 2022 was granted under the 2013 Plan to Quyen Dao-Haddock in connection with her appointment to our board of directors, in accordance with the initial awards amounts noted above in this “Director Compensation” section. These awards have a term of 10 years from the date of grant and an exercise price of $0.81 per share, which is equal to the closing price of our common stock on the date of grant. The grant date fair value of these awards of $3.58 per share was estimated using a Black-Scholes valuation model. The assumptions used in the Black-Scholes valuation model include a volatility rate of 165.56%, a risk-free rate of 3.93%, a dividend yield of 0.00%, and an expected term of 5.08 years.

The following table reflects all compensation awarded to, earned by or paid to the non-employee directors during the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
M. Faye Wilson, MBA	108,801	10,210	119,011
Marsha A. Chandler, Ph.D.	60,000	10,210	70,210
Bruce E. Gerhardt, CPA	57,500	10,210	67,710
Ivor Royston, M.D.	55,000	10,210	65,210
Linda Rubinstein	47,053	10,210	57,263
David F. Hale	26,487	10,210	36,697
Quyen Dao-Haddock, CPA(2)	5,674	7,646	13,320
Samuel D. Riccitelli	11,158	—	11,158
Antonino Morales, CPA	5,889	—	5,889

(1)
The amounts in the “Option Awards ($)” column reflect the grant date fair values of stock options granted during the year. These amounts are determined in accordance with the provisions of FASB ASC Topic 718, rather than an amount paid to or realized by the director.
(2)
Effective November 17, 2022, Quyen Dao-Haddock was appointed to our board of directors. Upon her appointment to our board of directors, Ms. Dao-Haddock received an option grant to purchase 10,000 shares of our common stock.

The following table sets forth the number of option awards outstanding for each non-employee director as of December 31, 2022:

Name	Option Award (#)
M. Faye Wilson, MBA	23,282
Marsha A. Chandler, Ph.D.	23,270
Ivor Royston, M.D.	23,255
Bruce E. Gerhardt, CPA	23,251
Linda Rubinstein	20,000
Quyen Dao-Haddock, CPA	10,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock as of February 28, 2023 by:

•
each person, or group of affiliated persons, whom we know to beneficially own more than 5% of our common stock;
•
each of our named executive officers;
•
each of our directors; and
•
all of our current executive officers and directors as a group.

Applicable percentages are based on 17,728,195 shares outstanding on February 28, 2023, adjusted as required by rules promulgated by the SEC.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before April 29, 2023, which is 60 days after February 28, 2023. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for persons listed in the table is c/o Biocept, Inc., 9955 Mesa Rim Road, San Diego, California 92121.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors:
Marsha A. Chandler, Ph.D.(1)	13,229	*
Bruce E. Gerhardt, CPA(2)	13,712	*
Quyen Dao-Haddock, CPA(3)	1,389	*
Antonino Morales, CPA (4)	47,083	*
Darrell Taylor (5)	50,000	*
Michael W. Nall (6)	—	*
Samuel D. Riccitelli (7)	89,584	*
Ivor Royston, M.D. (8)	13,249	*
Linda Rubinstein (9)	3,333	*
M. Faye Wilson, MBA(10)	13,292	*
All Current Executive Officers and Directors as a group (11 persons) (11)	285,496	1.61%

* Less than 1%.

(1)
Includes 13,207 shares of common stock underlying stock options. The number of shares beneficially owned also includes 17 shares held by Dr. Chandler and 5 outstanding shares held by a family trust affiliated with Dr. Chandler.
(2)
Includes 441 shares of common stock and 13,251 shares of common stock underlying stock options. The calculation of the percentage of shares beneficially owned also includes 83 shares for which common stock warrants held by Mr. Gerhardt are exercisable at per share prices of $150.00 according to prices set in our January 2018 public offering.
(3)
Includes 1,389 shares of common stock underlying stock options.
(4)
Includes 47,083 shares of common stock underlying stock options.
(5)
Includes 50,000 shares of common stock underlying stock options.
(6)
Mr. Nall resigned from our company effective February 15, 2022. We are not aware of any shares beneficially owned by him based on our records.
(7)
Includes 89,584 shares of common stock underlying stock options.
(8)
Includes 13,255 shares of common stock underlying stock options. Includes 32 outstanding shares of common stock owned by Dr. Royston’s individual retirement account, 15 shares held in a family trust and 10 shares held in an individual trust account.
(9)
Includes 13,312 shares of common stock underlying stock options.
(10)
Includes 13,282 shares of common stock underlying stock options. Includes 71 outstanding shares of common stock held by Ms. Wilson and 2 outstanding shares of common stock held by Ms. Wilson’s individual retirement account.
(11)
Consists of the shares described in notes (1) through (5) and (7) through (10) above, as well 40,625 shares of common stock underlying stock options beneficially owned by executive officers not named in the table above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than compensation arrangements for named executive officers and directors, we describe below each transaction and series of similar transactions, since January 1, 2021, to which we were a party or will be a party, in which the amounts exceeded $120,000 or will exceed $120,000 (or, if less, 1% of the average of our total assets amount at December 31, 2021 and 2022) and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Lyle J. Arnold, Ph.D.

Lyle J. Arnold, Ph.D., our former Chief Scientist, Senior Vice-President, is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. The Company received payments totaling approximately $0 and $49,000 during the years ended December 31, 2022 and 2021, respectively, from Aegea as reimbursements for shared patent costs under the Cross-License Agreement. On December 11, 2019, the Company entered into a First Amendment to Assignment and Exclusive Cross-License Agreement with Aegea pursuant to which the Company obtained a royalty bearing license for a certain patent. In February 2022, Dr. Arnold’s employment with the Company was terminated. On May 24, 2022, to limit costs and expenses related to the shared intellectual property related to the Switch-Blocker and Primer Switch technology described in the Agreement, Aegea and the Company amended the Cross-License Agreement whereby Aegea became solely responsible for costs associated with such technology.

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

Item 14. Principal Accounting Fees and Services.

AUDIT AND ALL OTHER FEES

The following table presents the fees billed to us for professional services related to the years ended December 31, 2022 and 2021 by RSM, MHM and its affiliate, CBIZ MHM, LLC:

	RSM		MHM
	2022	2021	2022	2021
Audit Fees(1)	$823,981	$—	$222,226	$632,194
Tax Fees(2)	—	—	78,430	20,475
All Other Fees(3)	—	—	—	—
Total	$823,981	$—	$300,656	$652,669

(1)
Audit Fees consist of fees billed for professional services performed by MHM and RSM, including out-of-pocket expenses. The amounts presented relate to the audit of our annual financial statements, the review of financial statements included in our quarterly reports on Form 10-Q, review of our registration statements on Forms S-3 and S-8, and related services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)
Tax Fees consist of fees billed for professional services relating to tax compliance, tax advice, and tax planning billed by MHM’s affiliate, CBIZ MHM, LLC, including out-of-pocket expenses. MHM leases substantially all of its personnel, who work under the control of MHM shareholders, from wholly-owned subsidiaries of CBIZ, Inc., including CBIZ MHM, LLC, in an alternative practice structure. Our audit committee approved all of 2022 and 2021 tax fees.
(3)
All Other Fees consist of fees for other permissible work that were not "audit-related fees" and not included within the above category descriptions.

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

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).
3.7	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2017).
3.8	Second Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 24, 2022).
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7. and 3.8
4.2	Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 2020).
4.3	Description of Common Stock (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K filed with the SEC on April 5, 2022).
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

4.6	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 24, 2018).
4.7

Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.24 of the Registrant’s Registration Statement on Form S-1 (File No. 333-228566), filed with the SEC on November 28, 2018), and issued to investors on February 12, 2019.

4.8	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 18, 2019).
4.9	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 29, 2019).
4.10	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 11, 2019).
4.11	Form of Warrant Amendment (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 9, 2020).

Exhibit No.	Description of Exhibit
4.12	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on January 9, 2020).
10.1+	2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).
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

10.7

Second Amendment to Assignment and Cross-License Agreement between the Registrant and Aegea Biotechnologies, Inc., dated May 24, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on November 10, 2022).

10.8	2014 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2014).
10.9

Biocept, Inc. Amended and Restated 2013 Equity Incentive Plan, Form of Stock Option Grant Notice, Option Agreement, Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit agreement for use thereunder, as amended (incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K, filed with the SEC on April 5, 2022).

10.10

Lease Agreement, dated June 1, 2020, by and between Registrant and 9955 Mesa Rim A DE LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2020).

10.11+	Employment Agreement, dated December 27, 2021, by and between the Registrant and Darrell Taylor, as amended.
10.12	Non-Employee Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 5, 2022).
10.13+

Employment Offer Letter, dated February 15, 2022, by and between the Registrant and Samuel D. Riccitelli (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 16, 2022).

10.14+

Employment Offer Letter, dated February 15, 2022, by and between the Registrant and Antonino Morales (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 16, 2022).

10.15+

Employment Offer Letter, dated March 4, 2022, by and between the Registrant and Philippe Marchand, Ph.D. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on March 8, 2022).

10.16	Non-Employee Director Compensation Policy
23.1	Consent of Mayer Hoffman McCann P.C.
23.2	Consent of RSM US LLP

31.1	Certification of Samuel D. Riccitelli, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Antonino Morales, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Samuel D. Riccitelli, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Antonino Morales, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interact File (formatted as inline XBRL and contained in Exhibit 101)

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

Signature	Title	Date

/s/ Samuel D. Riccitelli	Interim President and Chief Executive Officer, Chair and Director	April 17, 2023
Samuel D. Riccitelli	(Principal Executive Officer)

/s/ Antonino Morales	Interim Chief Financial Officer and Director	April 17, 2023
Antonino Morales	(Principal Financial Officer and Principal Accounting Officer)

/s/ M. Faye Wilson	Director	April 17, 2023
M. Faye Wilson

/s/ Marsha A. Chandler	Director	April 17, 2023
Marsha A. Chandler

/s/ Bruce E. Gerhardt	Director	April 17, 2023
Bruce E. Gerhardt

/s/ Quyen Dao-Haddock	Director	April 17, 2023
Quyen Dao-Haddock

/s/ Ivor Royston	Director	April 17, 2023
Ivor Royston

/s/ Linda Rubinstein	Director	April 17, 2023
Linda Rubinstein