Form 10-Q
period 2023-03-31
BIOCEPT INC
filed 2023-05-10
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, there were 17,787,185 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2023

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
•
our FORESEE trial, including anticipated timelines for progressing and completing the trial;
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
•
potential effects of a resurgence of COVID-19 or another epidemic or pandemic on our business;
•
our estimates regarding the period of time for which our current capital resources will be sufficient to fund our continued operations;
•
our expectations and estimates regarding our future use of cash, expenses and costs and needs for additional financing; and
•
our ability to maintain a strong internal control environment and remediate internal control deficiencies.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in this report under the “Management’s Discussion and Analysis” and “Risk Factors” headings.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.
Condensed Balance Sheets
(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash	$6,774	$12,897
Accounts receivable	1,112	2,151
Inventories, net	704	757
Prepaid expenses and other current assets	500	538
Total current assets	9,090	16,343
Fixed assets, net	2,513	2,572
Lease right-of-use asset - operating	8,339	8,486
Lease right-of-use assets - finance	2,665	3,086
Other non-current assets	386	386
Total assets	$22,993	$30,873

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,533	$1,523
Accrued liabilities	1,300	2,249
Current portion of lease liability - operating	541	518
Current portion of lease liabilities - finance	1,018	1,099
Supplier financing	—	117
Total current liabilities	4,392	5,506
Non-current portion of lease liability - operating	9,013	9,175
Non-current portion of lease liabilities - finance	1,011	1,200
Payor liability	6,149	6,132
Total liabilities	20,565	22,013
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 2,090 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 17,787,185 shares and 17,070,071 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	2	2
Additional paid-in capital	308,008	307,296
Accumulated deficit	(305,582)	(298,438)
Total stockholders’ equity	2,428	8,860
Total liabilities and stockholders’ equity	$22,993	$30,873

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.
Condensed Statements of Operations
(In thousands, except shares and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net revenues	$673	$19,945
Costs and expenses:
Cost of revenues	3,028	10,334
Research and development expenses	1,040	1,846
General and administrative expenses	2,988	6,256
Sales and marketing expenses	715	3,658
Total costs and expenses	7,771	22,094
Loss from operations	(7,098)	(2,149)
Other expense:
Interest expense, net	(46)	(61)
Total other expense:	(46)	(61)
Loss before income taxes	(7,144)	(2,210)
Income tax expense	—	—
Net loss	(7,144)	(2,210)
Net loss attributable to common stockholders	$(7,144)	$(2,210)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders:
Basic	17,620,668	16,849,964
Diluted	17,620,668	16,849,964
Net loss per common share:
Basic	$(0.41)	$(0.13)
Diluted	$(0.41)	$(0.13)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.
Condensed Statements of Stockholders' Equity
(In thousands, except for shares)
(Unaudited)
	Common Stock		Series A Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2022	17,070,071	$2	2,090	$—	$307,296	$(298,438)	$8,860
Stock-based compensation expense	—	—	—	—	316	—	316
Shares issued for ATM transaction, net of issuance costs	717,114	—	—	—	396	—	396
Net loss	—	—	—	—	—	(7,144)	(7,144)
Balance at March 31, 2023	17,787,185	$2	2,090	$—	$308,008	$(305,582)	$2,428

	Common Stock		Series A Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2021	16,849,805	$2	2,106	$—	$303,829	$(266,351)	$37,480
Stock-based compensation expense	—	—	—	—	1,759	—	1,759
Shares issued upon conversion of preferred stock	356	—	(16)	—	—	—	—
Net loss	—	—	—	—	—	(2,210)	(2,210)
Balance at March 31, 2022	16,850,161	$2	2,090	$—	$305,588	$(268,561)	$37,029

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)
	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(7,144)	$(2,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	467	405
Amortization of right-of-use assets	147	414
Stock-based compensation	316	1,759
Increase (decrease) in cash resulting from changes in:
Accounts receivable	1,039	(2,564)
Inventory	53	(570)
Prepaid expenses and other current assets	38	(49)
Other non-current assets	—	(16)
Accounts payable	(39)	375
Accrued liabilities	(949)	1,524
Operating lease liability	(139)	—
Payor liability	17	—
Net cash used in operating activities	(6,194)	(932)
Cash Flows from Investing Activities:
Purchases of fixed assets	(91)	(98)
Net cash used in investing activities	(91)	(98)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	396	—
Net payments on finance leases	(117)	(268)
Payments on supplier financing	(117)	—
Net cash provided by (used in) financing activities	162	(268)
Net decrease in cash	(6,123)	(1,298)
Cash at Beginning of Period	12,897	28,864
Cash at End of Period	6,774	27,566
Supplemental Cash Flow Information:
Cash paid for interest	$46	$61

	For the Three Months Ended March 31,
Non-cash Investing and Financing Activities	2023	2022
Unpaid fixed asset purchases	$49	$60

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOCEPT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The Company, Business Activities and Basis of Presentation

The Company and Business Activities

Biocept, Inc., the Company, was founded in California in May 1997 and is a molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell and circulating cell-free tumor DNA assays utilizing a standard blood sample, or liquid biopsy. The Company’s current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy at diagnosis, progression or for monitoring to identify specific resistance mechanisms. Sometimes traditional procedures, such as surgical tissue biopsies, result in tumor tissue that is insufficient and/or unable to provide the molecular subtype information necessary for clinical decisions. The Company’s assays, performed on blood and cerebral spinal fluid, have the potential to provide more contemporaneous information on the characteristics of a patient’s disease when compared with tissue biopsy and radiographic imaging. Further, sales to laboratory supply distributors of the Company’s proprietary specimen collection tubes, or SCTs, commenced in June 2018, which allow for the intact transport of liquid biopsy samples for research use only, or RUO, from regions around the world.

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

The Company experienced increased revenue levels in 2022 and 2021 related to its COVID-19 testing business. In February 2023, due to reduced demand, the Company ceased COVID-19 testing services.

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

The unaudited condensed financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission, or SEC, instructions for Quarterly Reports on Form 10-Q. Accordingly, the condensed financial statements are unaudited and do not contain all the information required by GAAP to be included in a full set of financial statements. The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited financial statements for the year ended December 31, 2022, filed with the SEC with our Annual Report on Form 10-K on April 17, 2023, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Reclassification

The Company reclassified the change in inventory reserve for the three months ended March 31, 2022 of approximately $0.1 million within the condensed statement of cash flows to conform to the current year presentation. The change in inventory reserve is now included in the increase (decrease) in cash resulting from changes in inventory within the cash flows from operating activities. This reclassification had no effect on previously reported cash flows from operating activities in the unaudited condensed statement of cash flows.

Significant Accounting Policies

During the three months ended March 31, 2023, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Revenue Recognition and Accounts Receivable

The Company's commercial revenues are generated from diagnostic services provided to patients' physicians and billed to third-party insurance payors such as managed care organizations, Medicare and Medicaid and patients for any deductibles, coinsurance or copayments that may be due. The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.

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

The Company expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within sales and marketing expenses.

The Company incurs certain other costs that are incurred regardless of whether a contract is obtained. Such costs are primarily related to legal services and patient communications. These costs are expensed as incurred and recorded within general and administrative expenses.

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the three months ended March 31, 2023, disaggregated by source and nature, are as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net revenues from non-contracted payers	$501	$7,262
Net revenues from contracted payers*	159	12,645
Net commercial revenues	660	19,907
Development services revenues	13	38
Total net revenues	$673	$19,945

*Includes Medicare, Medicare Advantage and CARES Act as reimbursement amounts are fixed.

Revenues for the three months ended March 31, 2023 and 2022 included $0.7 million and $19.9 million, respectively, in commercial test revenues, including $0.2 million and $18.6 million of revenues attributable to RT-PCR COVID-19 testing. As of March 31, 2023, there were no unbilled accounts receivable.

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

The Company's third-party payors that represent more than 10% of total net revenues in any period presented during the three months ended March 31, 2023 and 2022 were as follows:

	For the Three Months Ended March 31,
	2023	2022
Medicare and Medicare Advantage/CARES Act	19%	43%
Blue Cross Blue Shield	15%	16%
Kaiser Permanente	4%	14%

The Company's third-party payors that represent more than 10% of total accounts receivable at March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
	2023	2022
Blue Cross Blue Shield	27%	23%

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses, which requires the measurement of expected credit losses for financial instruments carried at amortized cost, such as accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting period. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments- Credit Losses, which included an amendment of the effective date. The standard is effective for the

Company for annual reporting periods beginning after December 15, 2022. The Company adopted this standard on January 1, 2023, which did not have an impact on its financial statements.

In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs, to enhance the transparency of supplier finance programs. The main objective of this standard requires a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The standard is effective for the Company for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2023, which did not have an impact on its financial statements.

2. Liquidity

As of March 31, 2023, cash totaled $6.8 million, and the Company had an accumulated deficit of $305.6 million. For the three months ended March 31, 2023 and 2022, the Company incurred net losses of $7.1 million and $2.2 million, respectively.

The Company has historically funded its operations primarily through sales of its equity securities. During the three months ended March 31, 2023, net revenues were approximately $0.7 million compared with approximately $19.9 million for the same period in the prior year. In February 2023, the Company ceased COVID-19 testing services.

The Company incurred operating losses for the three months ended March 31, 2023 and 2022. The Company does not anticipate it will be profitable until, if ever, it has commercial expansion of its proprietary clinical diagnostic laboratory assays designed to identify rare tumor cells from cerebrospinal fluid, trademarked as CNSide. Accordingly, management performed the required going concern assessment and determined substantial doubt exists about the Company's ability to continue as a going concern within one year after the issuance date of this Quarterly Report on Form 10-Q. We currently expect that our existing resources will only be sufficient to fund our planned operations and expenditures into the third quarter of 2023. Management intends to continue its efforts to contain costs, reducing staff, and to raise additional capital until it ultimately generates sufficient cash to support operations from commercial sales. Management’s plans are based on events that are not within its control and therefore substantial doubt about the Company’s ability to continue as a going concern has not been alleviated.

3. Sales of Equity Securities

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

During the three months ended March 31, 2023, we received net proceeds of approximately $0.4 million from the sale of our common stock and issued 717,114 shares of our common stock at a weighted average purchase price of $0.57 pursuant to the Sales Agreement. As of March 31, 2023, $9.5 million of our common stock remained available for sale under the Sales Agreement.

4. Balance Sheet Details

The following provides certain balance sheet details (in thousands):

	March 31,	December 31,
	2023	2022
	(unaudited)
Inventories
Raw materials	$1,159	$1,564
Subassemblies	210	401
Finished goods	28	36
	$1,397	$2,001
Less: inventory reserve	(693)	(1,244)
Total inventories, net	$704	$757
Fixed Assets
Machinery and equipment	$3,169	$3,183
Furniture and office equipment	161	160
Computer equipment and software	3,958	3,824
Leasehold improvements	695	689
Construction in process	39	39
	$8,022	$7,895
Less: accumulated depreciation and amortization	(5,509)	(5,323)
Total fixed assets, net	$2,513	$2,572
Accrued Liabilities
Accrued payroll	412	605
Accrued vacation	482	799
Accrued bonuses	—	90
Accrued sales commissions	—	52
Accrued 401(k) match	6	220
Accrued other	400	483
Total accrued liabilities	$1,300	$2,249

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

6. Leases

Finance Leases

The Company leases certain laboratory equipment under arrangements classified on the Company’s balance sheet as fixed assets and related lease liabilities, and depreciated on a straight-line basis over the lease term ranging from approximately 5 to 7 years. The total gross value of equipment capitalized under such lease arrangements was approximately $7.0 million and $7.2 million at March 31, 2023 and December 31, 2022, respectively. Total accumulated depreciation related to equipment under finance leases was approximately $4.4 million and $4.1 million at March 31, 2023 and December 31, 2022, respectively. Total depreciation expense related to equipment under finance leases during the three months ended March 31, 2023 and 2022 was approximately $268,000 and $225,000, respectively.

During the three months ended March 31, 2023 and March 31, 2022, the Company did not enter into any additional finance lease obligations.

Operating Lease

On June 1, 2020, the Company entered into a lease for a 39,000 square foot headquarters, manufacturing and laboratory facility at 9955 Mesa Rim Road in San Diego, California. The lease commenced on December 1, 2020 and is for a term of 127 months from the commencement date.

The following schedule represents the components of lease expense for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Lease cost
Finance lease cost
Amortization of right-of-use assets	$268	$225
Interest on lease liabilities	49	61
Operating lease cost	414	415
Total	$731	$701

The following schedule represents maturities of operating and finance lease liabilities as of March 31, 2023 (in thousands):

	Finance	Operating
	Minimum	Minimum
	Lease	Lease
	Payments	Payments
2023 (Remaining 9 months)	$882	$1,223
2024	770	1,672
2025	396	1,715
2026	192	1,762
2027	15	1,805
Thereafter	-	6,713
Total payments	2,255	14,890
Less amount representing interest	(226)	(5,336)
Present value of payments	$2,029	$9,554

The following schedule sets forth supplemental cash flow information related to operating and finance leases as of March 31, 2023 and March 31, 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Other information
Operating cash flows from finance leases	$49	$61
Operating cash flows from operating leases	$406	$396
Financing cash flows from finance leases	$269	$268

The aggregate weighted average remaining lease term was 2.4 years on finance leases and 8.25 years on operating leases as of March 31, 2023. The aggregate weighted average discount rate was 8.97% on finance leases and 12% on operating leases as of March 31, 2023.

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

Stock Options

A summary of stock option activity for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2022	2,263,401	$3.85	8.86
Granted	-	-
Cancelled/forfeited/expired	(410,282)	3.48
Outstanding at March 31, 2023	1,853,119	3.94	8.63
Vested and unvested expected to vest, March 31, 2023	1,839,962	$3.95	6.92

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest were $0 at both March 31, 2023 and December 31, 2022.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and nonemployees on the unaudited condensed statements of operations during the periods presented (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Stock Options
Cost of revenues	$73	$207
Research and development expenses	34	161
General and administrative expenses	180	1,252
Sales and marketing expenses	29	139
Total expenses related to stock options	$316	$1,759

As of March 31, 2023, total unrecognized share-based compensation expense related to unvested stock options, adjusted for estimated forfeitures, was $2.1 million and is expected to be recognized over a weighted-average period of approximately 2.57 years.

8. Common Stock Warrants Outstanding

A summary of equity-classified common stock warrant activity for the three months ended March 31, 2023 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2022	844,460	$23.02	1.3
Issued	—	—	—
Exercised	—	—	—
Expired	(55,960)	3.50	—
Outstanding at March 31, 2023	788,500	$24.40	1.1

All warrants outstanding at March 31, 2023 and December 31, 2022 are exercisable. The outstanding warrants have expiration dates ranging from August 2023 to July 2025.

The intrinsic value of equity-classified common stock warrants outstanding were $0 at both March 31, 2023 and December 31, 2022.

9. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common stockholders for the three months ended March 31, 2023 and 2022, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the Three Months Ended March 31,
	2023	2022
Common warrants outstanding	788,500	857,261
RSUs outstanding	-	36
Convertible preferred stock outstanding (number of common stock equivalents)	46,541	46,136
Common options outstanding	1,853,119	3,203,514
Total anti-dilutive common share equivalents	2,688,160	4,106,947

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

11. Related Party Transactions

A former member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. On December 11, 2019, the Company entered into a First Amendment to Assignment and Exclusive Cross-License Agreement with Aegea pursuant to which the Company obtained a royalty bearing license for a certain patent. On May 22, 2022, the Company entered into a Second Amendment to Assignment and Exclusive Cross-License Agreement with Aegea pursuant to which the Company obtained a royalty-free license for a certain patent and Aegea obtained certain patents. The Company agreed to pay Aegea, effective January 1, 2019, a royalty of 10% on the Company’s sale of research use only, or RUO, and import research use only reagents and kits in the field of oncology, where the sample types are tissue, whole blood, bone marrow, cerebrospinal fluid or derivatives of any of the foregoing. As of March 31, 2023 and December 31, 2022, no royalties have been accrued by the Company for royalty expenses related to this arrangement.

12. Subsequent Events

The Company has evaluated subsequent events and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or SEC, on April 17, 2023. Past operating results are not necessarily indicative of results that may occur in future periods.

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

The identification of circulating tumor cells, or CTCs, and circulating cell-free tumor DNA and ctDNA, deriving from solid tumors such as breast cancer or lung cancer using a standard blood sample has been described as a “liquid biopsy.” This term reflects the ease with which peripheral blood can be drawn compared to performing a surgical biopsy, but this technology is not limited to a peripheral blood approach.

In January 2020, we adapted and validated our proprietary blood-based liquid biopsy technology for commercial and clinical research use in CSF to identify tumor cells that have metastasized to the central nervous system, or CNS, in patients with advanced lung cancer or breast cancer. CNSide has been designed to improve the clinical management of patients with suspected metastatic cancer involving the CNS by enabling the quantitative analysis and molecular characterization of tumor cells and ctDNA in the CSF. Since then, we have worked extensively with leading neuro-oncologists and other cancer experts to further define and characterize the use of this unique assay.

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

Our first CNSide multi-center prospective clinical trial, named FORESEE (NCT05414123) is now enrolling patients at three sites in Los Angeles, CA, Dallas, TX and Stanford, CA. The FORESEE trial is expected to have two portions. The first portion, which is enrolling now, is a feasibility study that will enroll approximately 32-40 subjects. The primary goal of the feasibility portion is to evaluate the performance of CNSide in monitoring the LM's response to treatment and to assess the impact of CNSide on treatment decisions made by physicians in two cohorts of patients, one with primary Breast cancer and one with primary non-small cell lung cancer lung cancer. In addition, we will assess correlation of CSF Tumor cells with clinical response and evaluate CNSide in its ability to help determine the course of treatment. The feasibility portion of the FORESEE trial is expected to be complete in the first half of 2024. Following the completion of the feasibility portion, we plan to initiate the second portion of the trial, which will be a validation study that will enroll approximately 40-100 subjects. The purpose of the validation study will be to confirm, on a larger patient population, the impact of CNSide in managing leptomeningeal metastases in patients with Breast or NSCLC as well as expand to add additional tumor types and end points. Assuming the results of the trial are favorable, we intend to pursue the inclusion of CNSide in the standard National Comprehensive Cancer Network, NCCN, guideline for diagnosis and monitoring of leptomeningeal metastases disease. With the help of a leading Clinical Research Organization, we have established the infrastructure for the trial, have opened three sites (one in Los Angeles, one in Dallas, and one in Palo-Alto/Stanford) and are now in the process of opening at least three additional clinical sites where patients with breast or non-small cell lung cancer, NSCLC, who have suspicious or confirmed leptomeningeal metastases will be able to enroll.

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

Additional Oncology Testing Services

In addition to CNSide, we previously offered blood-based testing through our Target Selector technologies which enable detection of specific gene mutations, such as EGFR, KRAS or BRAF, in ctDNA from blood and CSF samples. In May 2022, after a thorough business review, we decided to discontinue certain unprofitable blood-based molecular testing services including our Target Selector offerings. We also offer, and received MolDX reimbursement approval for, certain specific protein and gene alterations, such as HER2 amplification, in tumor cells isolated from blood or present in CSF. We continue to offer these HER2 based tests as they are an important aspect of our CNSide offering. We will also continue to provide certain other blood-based testing services for biopharma partners and to support investigator-initiated studies involving CNSide. We believe our multi-modality combination of a proprietary cell capture and analysis method in combination with an extensive menu of molecular testing modalities that includes ICC, FISH, and NGS testing provides us with the necessary tools to service a broad range of diagnostic applications in patients with neurological metastatic cancers. We continue to seek other diagnostic modalities that may benefit neuro-oncology patients and their caregivers.

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
•
providing laboratory services using both our CSF tumor cell and ctDNA assays in order to help pharmaceutical and biopharmaceutical companies run clinical studies establishing the use of novel drug therapies used to treat cancer; and
•
licensing our proprietary technology and selling our distributed products, including our SCTs and assay kits, to partners in the United States and abroad.

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

Results of Operations

For the three months ended March 31, 2023 and 2022

The following table sets forth certain information concerning our results of operations for the periods shown (dollars in thousands):

	For the Three Months Ended March 31,		Change
	2023	2022	$	%

Net revenues	$673	$19,945	$(19,272)	(97%)
Costs and expenses:
Cost of revenues	3,028	10,334	(7,306)	(71%)
Research and development expenses	1,040	1,846	(806)	(44%)
General and administrative expenses	2,988	6,256	(3,268)	(52%)
Sales and marketing expenses	715	3,658	(2,943)	(80%)
Total costs and expenses	7,771	22,094	(14,323)	(65%)
Loss from operations	(7,098)	(2,149)	(4,949)	230%
Other expense:
Interest expense, net	(46)	(61)	15	(25%)
Total other expense:	(46)	(61)	15	(25%)
Loss before income taxes	(7,144)	(2,210)	(4,934)	223%
Income tax expense	—	—	—	0%
Net loss	$(7,144)	$(2,210)	$(4,934)	223%

Net Revenues

Net revenues were approximately $0.7 million for the three months ended March 31, 2023, compared with approximately $19.9 million for the same period in 2022. The decrease was due to a decrease in COVID-19 testing. In February 2023, the Company ceased COVID-19 testing services.

The net estimated revenue per commercial accession delivered during the three months ended March 31, 2023 was $214, based on 3,085 commercial accessions delivered, while during the three months ended March 31, 2022 it was $130, based on 153,056 commercial accessions delivered. The increase in net revenue per commercial accessions delivered was primarily due to an increase in the proportion of oncology based accessions.

The following table sets forth certain information regarding commercial accessions received during the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,		Change
	2023	2022	# / $	%
# Commercial accessions delivered	3,085	153,056	(149,971)	(98%)
$ Value estimated per commercial accession delivered	$214	$130	84	65%

Overall development revenues decreased compared with the same period in the prior year due to our exit from development related contracts during the first quarter of 2023. The following table sets forth certain information regarding development cases delivered during the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,		Change
	2023	2022	# / $	%
# Development services cases delivered	39	118	(79)	(67%)
$ Value estimated per development accession delivered	$327	$320	7	2%

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $3.0 million for the three months ended March 31, 2023, compared with approximately $10.3 million for the same period in 2022. The decrease in costs is primarily associated with the cessation of our COVID-19 testing; including a $4.2 million decrease in direct materials and supplies, a $1.4 million decrease in labor and kit costs, and a $0.9 million decrease in freight costs.

Research and Development Expenses. Research and development expenses were approximately $1.0 million for the three months ended March 31, 2023, compared with approximately $1.8 million for the same period in 2022. The decrease is primarily due to a decrease in salaries and benefit related expenses of $0.6 million due to a reduction in headcount, as well as a $0.2 million decrease in materials and supplies for non-clinical trial related projects.

General and Administrative Expenses. General and administrative expenses were approximately $3.0 million for the three months ended March 31, 2023, compared with approximately $6.3 million during the same period in 2022. The decrease is predominately due to severance and stock-based compensation expenses of approximately $0.9 million and $1.1 million, respectively, due to the resignation of our former Chief Executive Officer and Chief Financial Officer in the three months ended March 31, 2022, and complying with the terms of their separation agreements, which required, among other terms, payment of salary, annual bonus, COBRA premiums and an acceleration of stock options previously granted. Further, legal expenses decreased by approximately $0.5 million primarily due to costs associated with the sales commission settlement that occurred in 2022. Furthermore, outside service related expenses decreased by $0.6 million as we continue efforts to reduce costs.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $0.7 million for the three months ended March 31, 2023, compared with approximately $3.7 million for the same period in 2022. Sales and marketing expenses decreased primarily due to a reduction in commissions expense of $1.9 million as a result of the commissions settlement that occurred in 2022 and $0.6 million decrease in salaries and wages due to reduction in sales personnel. Further, a decrease of $0.3 million due to consulting, promotion, and outside service-related expenses as we continue efforts to reduce costs.

Interest Expenses, net. Interest expenses, net, were approximately $46,000 for the three months ended March 31, 2023, compared with approximately $61,000 for the same period in 2022.

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

Liquidity and Capital Resources

We are actively working to improve our financial position and enable the growth of our business, by raising new capital and generating revenues. As of March 31, 2023, our cash totaled $6.8 million.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2023	2022

Cash provided by (used in):
Operating activities	$(6,194)	$(932)
Investing activities	(91)	(98)
Financing activities	162	(268)
Net decrease in cash	$(6,123)	$(1,298)

Operating Activities. Net cash used in operating activities was approximately $6.2 million for the three months ended March 31, 2023, compared with net cash used by operating activities of approximately $0.9 million for the same period in 2022. The net decrease in cash used in operations was primarily related to our net loss in operations of $7.1 million. Exclusive of our non-cash transactions such as depreciation, amortization and stock-based compensation, cash used in operations was primarily due to a reduction in accounts payable and accrual payments of $1.0 million based on timing of payments attributable to legal, accounting and audit fees, rent, and clinical trial expenses.

Cash Used in Investing Activities. Net cash used in investing activities was approximately $91,000 for the three months ended March 31, 2023, compared with approximately $98,000 in the same period in 2022. Cash used in investing activities was related to purchases of property and equipment in both periods.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was approximately $0.2 million for the three months ended March 31, 2023, compared with net cash used in financing activities of approximately $0.3 million for the same period in 2022. Our primary outflows of cash from financing activities during the three months ended March 31, 2023 consisted of $0.1 million of supplier financing payments and $0.1 million of net finance lease payments for equipment used in our laboratory operations. This is offset by net cash proceeds of $0.4 million from issuance of common stock from our at-the-market equity facility. Our primary outflows of cash from financing activities during the three months ended March 31, 2022 consisted of payments related to financed leases for equipment used in our laboratory operations.

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

In May 2021, we entered into the Sales Agreement with the Sales Agent, under which we may issue and sell from time to time up to $25.0 million of our common stock through or to the Sales Agent, as sales agent or principal. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the three months ended March 31, 2023, we received net proceeds of approximately $0.4 million from the sale of our common stock and issued 717,114 shares of our common stock at a weighted average price of $0.57 pursuant to the Sales Agreement. We are not eligible to use Form S-3 as of the filing of the Company's most recently filed Annual Report on Form 10-K and consequently may not make any further sales under the Sales Agreement unless and until we file, and the SEC has declared effective, a new shelf registration statement on Form S-3.

As of March 31, 2023, our cash totaled $6.8 million.

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

Critical Accounting Policies and Significant Judgments and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our financial statements, please see the information listed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due to the material weaknesses in internal control over financial reporting described below, which have not yet been fully remediated.

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

While preparing our financial statements as of and for the year ended December 31, 2022, we discovered that there was an error in the inputs used within the black-scholes calculation for options granted in April 2019. Further, we discovered there was an error associated with the acceleration of stock-based compensation recorded in the financial statements included in our quarterly report on Form 10-Q for the quarter ended March 31, 2022 (the “Original March 31, 2022 Financial Statements”). We determined that our review control over the completeness and accuracy of information used when calculating stock-based compensation expense did not operate effectively, resulting in a material error in the Original March 31, 2022 Financial Statements.

In addition, we discovered an error in our revenue and accounts receivable reconciliation process, such that the correct accounts receivable and corresponding revenue activity was not properly reflected in the financial statements included in our quarterly report on Form 10-Q for the quarter ended June 30, 2022 (the “Original June 30, 2022 Financial Statements”). We also discovered through our revenue recognition and accounts reconciliation process that changes in payor class and implicit price concessions were not appropriately reflected in our financial statements included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (the “Original September 30, 2022 Financial Statements”), which is the period in which they were known. We determined that our review control over the completeness and accuracy of data used in estimating net revenues and accounts receivable, as well as our control over the reconciliation process did not operate effectively, resulting in a material error in the Original June 30, 2022 Financial Statements and the Original September 30, 2022 Financial Statements.

None of these material weaknesses has been remediated.

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

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are in the process of implementing certain remedial measures related to our material weaknesses, as described below under “Remediation Actions to Date”.

Remediation Actions to Date

As of March 31, 2023, we implemented certain improvements to our internal control and financial reporting processes to address the material weaknesses identified above. These improvements include the following:

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
•
During the second half of 2022 and during the first quarter of 2023, we continued the process of designing and implementing controls based off the recommendation from the "Big Four" internal controls review.

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

RISK FACTORS

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained elsewhere in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 17, 2023.

Risks Relating to Our Financial Condition and Capital Requirements

We are a molecular oncology diagnostics company with a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability.*

We have historically incurred substantial net losses, including a net loss of approximately $7.1 million for the three months ended March 31, 2023. We experienced reduced demand for our COVID-19 testing services and stopped offering these services in February 2023. We will continue to incur net losses and negative cash flows from operations for the foreseeable future. At March 31, 2023, our accumulated deficit was approximately $305.6 million.

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

We expect to continue to incur significant expenses to develop and market products and diagnostic assays, which could make it difficult for us to achieve and sustain profitability.*

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. For the three months ended March 31, 2023 and the year ended December 31, 2022, our research and development expenses were $1.0 million and $6.2 million, respectively, and our sales and marketing expenses were $0.7 million and $7.1 million, respectively. We expect our expenses to be significantly more than our revenues for the foreseeable future and increase as we conduct studies of our current products, assays and services and our planned future products, assays and services, establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we will need to generate significant revenues in order to achieve sustained profitability.

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

Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.*

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. In addition, on May 1, 2023, the FDIC seized First Republic Bank and sold its assets to JPMorgan Chase & Co. While the U.S. Department of Treasury, FDIC and Federal Reserve Board have implemented a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program, there is no guarantee that such programs will be sufficient. Additionally, it is uncertain whether the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

While we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations as a result of the matters relating to SVB, Signature Bank, Silvergate Capital Corp and First Republic Bank, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners or industry as a whole may be adversely impacted in ways that we cannot predict at this time.

Although we assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets; or termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.*

We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts often exceed the FDIC insurance limits. If such banking institutions were to fail, we could lose all or a portion of amounts held in excess of such insurance limitations. As noted above, the FDIC recently took control of SVB, Signature Bank, Silvergate Capital Corp and First Republic Bank. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Protecting Access to Medicare Act of 2014, or PAMA, was signed to law, which, among other things, significantly altered the current payment methodology under the Medicare Clinical Laboratory Fee Schedule, or CLFS. Beginning in 2017 and every three years thereafter (or annually in the case of advanced diagnostic laboratory tests), applicable clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic laboratory test that it furnishes during the specified time period. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payor (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Effective January 1, 2018, the Medicare payment rate for each clinical diagnostic laboratory test is equal to the weighted median amount for the test from the most recent data collection period. The payment rate applies to laboratory tests furnished by a hospital laboratory if the test is separately paid under the hospital outpatient prospective payment system. The PAMA rate changes did not materially affect our payments beginning in 2018; however, we cannot predict how this may affect future payment in coming years. Reporting of payment data under PAMA for clinical diagnostic laboratory tests has been delayed on numerous occasions. Based on current law, between January 1, 2024 and March 31, 2024, applicable laboratories will be required to report on data collected during January 1, 2019 and June 30, 2019. This data will be utilized to determine 2025 to 2026 CLFS rates. In addition, CMS updated the statutory phase-in provisions such that the rates for clinical diagnostic laboratory tests in 2020 could not be reduced by more than 10% of the rates for 2019. Pursuant to the CARES Act, the statutory phase-in of the payment reductions has been extended through 2024, with a 0% reduction cap for 2021-2022 and a 15% reduction cap for 2024 through 2026. It is unclear what impact new quality and payment programs or new pricing structures, such as those adopted under PAMA, may have on our business, financial condition, results of operations, or cash flows.

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

We expect to depend on Medicare and a limited number of private payors for a significant portion of our revenues and if these or other payors stop providing reimbursement or decrease the amount of reimbursement for our current assays and our planned future assays, our revenues could decline.*

Approximately 19% and 37% of total net revenues during the three months ended March 31, 2023 and the year ended December 31, 2022, respectively, were associated with Medicare and CARES Act reimbursement. Approximately 15% and 18% of total net revenues during the three months ended March 31, 2023 and the year ended December 31, 2022, respectively, were associated with Blue Cross Blue Shield reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare and Blue Cross Blue Shield covered portions of our current assays and our planned future assays would, without such contracted payor reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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
•
disruptions caused by geopolitical conflicts (such as the current Russia-Ukraine conflict) man-made or natural disasters or public health pandemics or epidemics or other business interruptions;
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

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.*

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum stockholders’ equity requirement, Nasdaq may take steps to de-list our common stock. For example, in May 2016, we received a letter from Nasdaq indicating that we are not in compliance with the minimum stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1), and in each of June 2016, November 2016, January 2018, September 2019 and October 2022, we received letters from Nasdaq indicating that we were not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on The Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. We were able to regain compliance with the Nasdaq continued listing requirements discussed in the May 2016, June 2016, November 2016, January 2018 and September 2019 letters. With respect to the October 2022 letter, we initially had 180 calendar days (or until April 17, 2023) to regain compliance with the minimum bid price requirement, and we were afforded an additional 180 days as a result of our providing a notice to Nasdaq of our intention to cure the bid price deficiency through a reverse stock split, if necessary. In April 2023, we filed a proxy statement for a special meeting of stockholders to be held on May 11, 2023 for the purpose of approving a reverse split of our outstanding common stock. There can be no assurance that we will be able to regain and maintain compliance with the minimum bid price requirement. In addition, we were unable to timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which resulted in us not being in compliance with Nasdaq Listing Rule 5250(c)(1). We subsequently filed such Quarterly Report on Form 10-Q within the additional period granted by Nasdaq. However, it is possible that we will be unable to timely file future periodic reports in a timely manner. If we fail to regain and maintain compliance with Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with Nasdaq’s listing requirements.

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

We had outstanding 17,787,185 shares of common stock as of March 31, 2023, most of which are not subject to resale restrictions under Rule 144 of the Securities Act. In addition, as of March 31, 2023, we had outstanding preferred stock convertible into 46,451 shares of our common stock, options to purchase 1,853,119 shares of our common stock and 788,500 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

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

3.6

Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 10, 2023).

3.7	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).
3.8	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2017).
3.9	Second Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 24, 2022).
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8 and 3.9.
4.2	Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 16, 2020).
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
10.1

Purchase Agreement, dated April 10, 2023, by and between Biocept, Inc. and the purchaser named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 10, 2023).

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

BIOCEPT, INC.

Date: May 10, 2023	By:	/s/ Samuel D. Riccitelli
Samuel D. Riccitelli
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Antonino Morales
Antonino Morales
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)