Form 10-Q
period 2023-06-30
BIOCEPT INC
filed 2023-08-14
CIK 1044378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, there were 2,626,026 shares of the Registrant’s common stock outstanding.

BIOCEPT, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

June 30, 2023

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
•
potential effects of an epidemic or pandemic on our business;
•
our estimates regarding the period of time for which our current capital resources will be sufficient to fund our continued operations;
•
our expectations and estimates regarding our future use of cash, expenses and costs and needs for additional financing; and
•
our ability to maintain a strong internal control environment and remediate internal control deficiencies.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Biocept, Inc.
Condensed Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash	$6,633	$12,897
Accounts receivable	800	2,151
Inventories, net	551	757
Prepaid expenses and other current assets	876	538
Total current assets	8,860	16,343
Fixed assets, net	2,395	2,572
Lease right-of-use asset - operating	8,190	8,486
Lease right-of-use assets - finance	2,272	3,086
Other non-current assets	386	386
Total assets	$22,103	$30,873

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,467	$1,523
Accrued liabilities	1,529	2,249
Current portion of lease liability - operating	565	518
Current portion of lease liabilities - finance	815	1,099
Financed insurance premiums	526	117
Total current liabilities	4,902	5,506
Non-current portion of lease liability - operating	8,849	9,175
Non-current portion of lease liabilities - finance	836	1,200
Payor liability	6,149	6,132
Warrant liability	1,077	—
Total liabilities	21,813	22,013
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; 2,090 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 150,000,000 shares authorized; 2,407,381 shares and 568,994 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	—	—
Additional paid-in capital	309,503	307,298
Accumulated deficit	(309,213)	(298,438)
Total stockholders’ equity	290	8,860
Total liabilities and stockholders’ equity	$22,103	$30,873

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.
Condensed Statements of Operations
(In thousands, except shares and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues	$589	$5,819	$1,262	$25,763
Costs and expenses:
Cost of revenues	2,550	8,023	5,578	18,357
Research and development expenses	409	1,729	1,449	3,574
General and administrative expenses	3,494	4,300	6,482	10,556
Sales and marketing expenses	250	1,656	965	5,314
Total costs and expenses	6,703	15,708	14,474	37,801
Loss from operations	(6,114)	(9,889)	(13,212)	(12,038)
Other income (expense):
Interest expense, net	(50)	(155)	(96)	(217)
Other income, net	91	—	91	—
Change in fair value of warrant liability	2,442	—	2,442	—
Total other income (expense):	2,483	(155)	2,437	(217)
Loss before income taxes	(3,631)	(10,044)	(10,775)	(12,255)
Income tax expense	—	—	—	—
Net loss	(3,631)	(10,044)	(10,775)	(12,255)
Net loss attributable to common stockholders	$(3,631)	$(10,044)	$(10,775)	$(12,255)
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders:
Basic	1,036,529	563,528	813,180	562,561
Diluted	1,036,529	563,528	813,180	562,561
Net loss per common share:
Basic	$(3.50)	$(17.82)	$(13.25)	$(21.78)
Diluted	$(3.50)	$(17.82)	$(13.25)	$(21.78)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.
Condensed Statements of Stockholders' Equity
(In thousands, except for shares)
(Unaudited)
	Common Stock		Series A Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2022	568,994	$—	2,090	$—	$307,298	$(298,438)	$8,860
Stock-based compensation expense	—	—	—	—	316	—	316
Shares issued for ATM transaction, net of issuance costs	23,903	—	—	—	396	—	396
Net loss	—	—	—	—	—	(7,144)	(7,144)
Balance at March 31, 2023	592,897	$—	2,090	$—	$308,010	$(305,582)	$2,428
Stock-based compensation expense	—	—	—	—	209	—	209
Shares issued for May 2023 financing transaction, net of issuance costs	1,176,470	—	—	—	484	—	484
Shares issued for exercise of May 2023 warrants	638,014	—	—	—	800	—	800
Net loss	—	—	—	—	—	(3,631)	(3,631)
Balance at June 30, 2023	2,407,381	$—	2,090	$—	$309,503	$(309,213)	$290

	Common Stock		Series A Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2021	561,652	$—	2,106	$—	$303,831	$(266,351)	$37,480
Stock-based compensation expense	—	—	—	—	1,759	—	1,759
Shares issued upon conversion of preferred stock	12	—	(16)	—	—	—	—
Net loss	—	—	—	—	—	(2,210)	(2,210)
Balance at March 31, 2022	561,664	$—	2,090	$—	$305,590	$(268,561)	$37,029
Stock-based compensation expense	—	—	—	—	585	—	585
Shares issued for ATM transaction, net of issuance costs	2,424	—	—	—	94	—	94
Net loss	—	—	—	—	—	(10,044)	(10,044)
Balance at June 30, 2022	564,088	$—	2,090	$—	$306,269	$(278,605)	$27,664

The accompanying notes are an integral part of these unaudited condensed financial statements.

Biocept, Inc.
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)
	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(10,775)	$(12,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	984	810
Noncash operating lease expense	296	268
Stock-based compensation	525	2,344
Loss on disposal of fixed assets	36	—
Gain on finance lease termination	(125)	—
Other non-cash	2	—
Transaction costs allocated to warrants	505	—
Change in fair value of warrant liability	(2,442)	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	1,351	1,203
Inventory	206	402
Prepaid expenses and other current assets	500	6
Other non-current assets	—	(41)
Accounts payable	308	(2,852)
Accrued liabilities	(389)	(281)
Operating lease liability	(279)	(230)
Payor liability	17	5,654
Net cash used in operating activities	(9,280)	(4,972)
Cash Flows from Investing Activities:
Purchases of fixed assets	(188)	(315)
Proceeds from sale of fixed assets	75	—
Net cash used in investing activities	(113)	(315)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock (ATM)	396	94
Net proceeds from issuance of common stock and warrants (May 2023 offering)	3,558	—
Net payments on finance leases	(394)	(501)
Payments on financed insurance premiums	(431)	(242)
Net cash provided by (used in) financing activities	3,129	(649)
Net decrease in cash	(6,264)	(5,936)
Cash at Beginning of Period	12,897	28,864
Cash at End of Period	$6,633	$22,928

	For the Six Months Ended June 30,
Supplemental cash flow information:	2023	2022
Cash paid for interest	$96	$217

Supplemental disclosure of non-cash activities
Initial measurement of warrants issued in connection with May 2023 offering	$4,319	$—
Unpaid issuance costs in accounts payable and accrued liabilities	$741	$—
Fair value of cashless warrants exercised	$800	$—
Unpaid fixed asset purchases in accounts payable	$45	$361
Right-of-use assets obtained in exchange for operating lease liabilities	$23	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOCEPT, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. The Company, Business Activities and Basis of Presentation

The Company and Business Activities

Biocept, Inc., the Company, was founded in California in May 1997 and is a molecular oncology diagnostics company that develops and commercializes proprietary circulating tumor cell and circulating cell-free tumor DNA assays utilizing a standard blood sample, or liquid biopsy. The Company’s current and planned assays are intended to provide information to aid healthcare providers to identify specific oncogenic alterations that may qualify a subset of cancer patients for targeted therapy at diagnosis, progression or for monitoring to identify specific resistance mechanisms. Sometimes traditional procedures, such as surgical tissue biopsies, result in tumor tissue that is insufficient and/or unable to provide the molecular subtype information necessary for clinical decisions. The Company’s assays, performed on cerebral spinal fluid, have the potential to provide more contemporaneous information on the characteristics of a patient’s disease when compared with tissue biopsy and radiographic imaging.

The Company operates a clinical laboratory that is CLIA-certified (under the Clinical Laboratory Improvement Amendment of 1988) and CAP-accredited (by the College of American Pathologists), and manufactures cell enrichment and extraction microfluidic channels, related equipment and certain reagents to perform the Company’s diagnostic assays in a facility located in San Diego, California. CLIA certification and accreditation are required before any clinical laboratory performs testing on human specimens for the purpose of obtaining information for the diagnosis, prevention, treatment of disease, or assessment of health. The assays the Company offers are classified as laboratory developed tests (LDT) under the CLIA regulations.

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

In June 2020, we launched a COVID-19 diagnostic test (assay manufactured by Thermo-Fisher) which broadened our assay menu to meet the community testing needs due to the emergence of COVID-19. In February 2023, due to reduced demand, the Company ceased COVID-19 testing services.

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

The unaudited condensed financial statements included in this Form 10-Q have been prepared in accordance with the U.S. Securities and Exchange Commission, or SEC, instructions for Quarterly Reports on Form 10-Q. Accordingly, the unaudited condensed financial statements are do not contain all the information required by GAAP to be included in a full set of financial statements. The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for a complete set of financial statements. The audited financial statements for the year ended December 31, 2022, filed with the SEC with our Annual Report on Form 10-K on April 17, 2023, include a summary of our significant accounting policies and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

On May 16, 2023 (the "Effective Date"), the Company filed a Certificate of Amended and Restated Certificate of Incorporation (the "Amendment") with the Secretary of State of the State of Delaware to effect a 1-for-30 reverse stock split of its outstanding common stock. As of the Effective Date, every 30 shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in par value per share. The reverse split affected all shares of the Company’s common stock outstanding immediately prior to the Effective Date. As a result of the reserve stock split, proportionate adjustments are made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options and warrants issued by the Company and outstanding immediately prior to the Effective Date, which will result in a proportionate decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options and warrants, and, in the case of stock options and warrants, a proportionate increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under the Company’s equity compensation plans immediately prior to the Effective Date will be reduced proportionately.

No fractional shares were issued as a result of the reverse stock split. Stockholders of record who were otherwise entitled to receive a fractional share received a cash payment (without interest) in lieu thereof. The reverse stock split affected all stockholders proportionately and will not affect any stockholder’s percentage ownership of the Company’s common stock (except to the extent that the reverse stock split results in any stockholder owning only a fractional share).

All references to share and per share amounts in these unaudited condensed financial statements and accompanying notes have been retroactively restated to reflect the 1-for-30 reverse stock split, except for the authorized number of shares of the Company’s common stock, which was not affected by the one-for-30 reverse stock split.

Significant Accounting Policies

The Company's accounting policy surrounding fair value measurement is considered a significant accounting policy as of and for the three and six months ended June 30, 2023 as a result of the common warrants issued in the Company's May 2023 underwritten public offering (see Note 3). There were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ASC 820, Fair Value Measurement (“ASC 820”), established a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumption about the inputs that market participants would use in pricing the asset or liability. These are developed based on the best information available under the circumstances.

ASC 820 identified fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 established a three-tier fair value hierarchy that distinguishes between the following:

Level 1—Quoted market prices (unadjusted) in active markets for identical assets or liabilities.

Level 2—Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves.

Level 3—Unobservable inputs developed using estimates or assumptions developed by the Company, which reflect those that a market participant would use.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

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

The Company incurs certain other costs regardless of whether a contract is obtained. Such costs are primarily related to legal services and patient communications. These costs are expensed as incurred and recorded within general and administrative expenses.

Disaggregation of Revenue and Concentration of Risk

The composition of the Company’s net revenues recognized during the three and six months ended June 30, 2023, disaggregated by source and nature, are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues from non-contracted payers	$190	$767	$341	$8,029
Net revenues from contracted payers*	347	4,960	824	17,605
Net commercial revenues	537	5,727	1,165	25,634
Development services revenues	37	92	82	129
Kits & BCT	15	—	15	—
Total net revenues	$589	$5,819	$1,262	$25,763

*Includes Medicare, Medicare Advantage and CARES Act as reimbursement amounts are fixed.

As of June 30, 2023, there were no unbilled accounts receivable.

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

The Company's third-party payors that represent more than 10% of total net revenues in any period presented during the three and six months ended June 30, 2023 and 2022 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Medicare and Medicare Advantage/CARES Act	28%	12%	21%	36%
Blue Cross Blue Shield	17%	16%	15%	16%
Kaiser Permanente	1%	23%	3%	16%

The Company's third-party payors that represent more than 10% of total accounts receivable at June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
	2023	2022
Blue Cross Blue Shield	28%	23%

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses, which requires the measurement of expected credit losses for financial instruments carried at amortized cost, such as accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting period. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments- Credit Losses, which included an amendment of the effective date. The standard is effective for the Company for annual reporting periods beginning after December 15, 2022. The Company adopted this standard on January 1, 2023, which did not have an impact on its unaudited condensed financial statements.

In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs, to enhance the transparency of supplier finance programs. The main objective of this standard requires a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The standard is effective for the Company for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this standard on January 1, 2023, which did not have an impact on its unaudited condensed financial statements.

2. Liquidity

As of June 30, 2023, cash totaled $6.6 million, and the Company had an accumulated deficit of $309.2 million. For the six months ended June 30, 2023 and 2022, the Company incurred net losses of $10.8 million and $12.3 million, respectively.

The Company has historically funded its operations primarily through sales of its equity securities. During the first quarter of 2023, we received net proceeds of approximately $0.4 million from the sale of our common stock from our Sales Agreement (see Note 3). On May 26, 2023, the Company received net cash proceeds of approximately $3.6 million from an underwritten public offering ("May 2023 Offering") of shares of common stock and pre-funded warrants to purchase shares of common stock.

During the three and six months ended June 30, 2023, net revenues were approximately $0.6 million and approximately $1.3 million, respectively, compared with approximately $5.8 million and approximately $25.8 million for the same period in the prior year. In February 2023, the Company ceased COVID-19 testing services.

The Company incurred net operating losses for the six months ended June 30, 2023 and 2022. The Company does not anticipate it will be profitable until, if ever, it has commercial expansion of its proprietary clinical diagnostic laboratory assays designed to identify rare tumor cells from cerebrospinal fluid, trademarked as CNSide. Accordingly, management performed the required going concern assessment and determined substantial doubt exists about the Company's ability to continue as a going concern within one year after the issuance date of this Quarterly Report on Form 10-Q. We currently expect that our existing resources will only be sufficient to fund our planned operations and expenditures into the fourth quarter of 2023. Management intends to continue its efforts to contain costs and to raise additional capital until it ultimately generates sufficient cash to support operations from commercial sales. Management’s plans are based on events that are not within its control and therefore substantial doubt about the Company’s ability to continue as a going concern has not been alleviated.

3. Sales of Equity Securities

On May 12, 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Sales Agent”), under which the Company could issue and sell from time to time up to $25.0 million of its common stock through or to the Sales Agent, as sales agent or principal. The issuance and sale of these shares under the Sales Agreement, if any, is subject to the continued effectiveness of a shelf registration statement on Form S-3 cover the sale of such shares. Our shelf registration statement on Form S-3, filed with the SEC on April 24, 2020, is no longer available and we will not be able to file a new Form S-3 until, at the earliest, September 1, 2023. Sales of the Company’s common stock, under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering ("ATM")” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Each time the Company wishes to issue and sell common stock under the Sales Agreement, it notifies the Sales Agent of the number of shares to be issued, the dates on which such sales are anticipated to be made and any minimum price below which sales may not be made. Once the Company has so instructed the Sales Agent, unless the Sales Agent declines to accept the terms of the notice, the Sales Agent has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell such shares up to the amount specified on such terms.

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

During the first quarter of 2023, we received net proceeds of approximately $0.4 million from the sale of our common stock and issued 23,903 shares of our common stock at a weighted average purchase price of $17.08 pursuant to the Sales Agreement. We are not eligible to use Form S-3 as of the filing of the Company's most recently filed Annual Report on Form 10-K and consequently may not make any further sales under the Sales Agreement unless and until we file, and the SEC has declared effective, a new shelf registration statement on Form S-3.

On May 26, 2023, the Company received net cash proceeds of approximately $3.6 million from an underwritten public offering ("May 2023 Offering") of 876,470 shares of common stock and pre-funded warrants to purchase 300,000 shares of common stock, and accompanying warrants to purchase up to an aggregate of 2,352,940 shares of common stock (“common warrants"), at a combined offering price of $4.25 per share and accompanying warrants or $4.2499 per pre-funded warrant and accompanying warrants. The pre-funded warrants had an exercise price of $0.0001 per share. As of June 30, 2023, all pre-funded warrants were exercised for cash.

The common warrants expire on May 25, 2028.

4. Fair Value Measurement

Assumptions Used in Determining the Fair Value of Warrant Liability

Under the guidance in ASC 815-40, Derivatives and Hedging–Contracts in Entity’s Own Equity, the common warrants do not meet the criteria for equity treatment. As such, the common warrants were recorded as a liability on the condensed balance sheet at fair value as a result of an “alternative cashless exercise” feature, as described further below.

An initial valuation was required as of May 26, 2023 and was subject to re-measurement at the balance sheet date. With each re-measurement, the common warrant valuation will be adjusted to fair value, with the changes in fair value recognized in the Company's condensed statement of operations.

The Company's warrant liability is based on valuation models utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. As such, the fair value of the warrant liability is classified within Level 3 of the fair value hierarchy.

The common warrant agreement stipulates that if a Fundamental Transaction (as defined within the warrant to purchase common stock agreement) that is within the Company’s control and approved by the Company’s board of directors occurs, the common warrants are entitled to receive a cash payment based on the Black-Scholes Option Pricing Model (“BSOPM”) and the assumptions utilized should be based on the following:

•
A risk-free interest rate corresponding to the U.S. Treasury rate for a period equal to the time between the date of the public announcement of the applicable contemplated Fundamental Transaction and the expiration date,
•
An expected volatility equal to the 100 day volatility as obtained from the Bloomberg (determined utilizing a 365 day annualization factor) as of the trading day immediately following the public announcement of the applicable contemplated Fundamental Transaction
•
The underlying price per share used in such calculation shall be the volume-weighted average price ("VWAP") during the period beginning on the trading day immediately preceding the public announcement of the applicable contemplated Fundamental Transaction (or the consummation of the applicable Fundamental Transaction, if earlier) and ending on the trading day immediately prior to the consummation of such Fundamental Transaction
•
Remaining option time equal to the time between the date of the public announcement of the applicable contemplated Fundamental Transaction and the Expiration Date
•
A zero cost of borrow

If the Fundamental Transaction is not within the Company’s control, holders of the common warrants will only be entitled to receive the same type or form of consideration (and in the same proportion) that is offered and paid to the holders of common stock in connection with the Fundamental Transaction, as if the holders exercised their common warrants upon such Fundamental Transaction

In addition to exercising the common warrants for cash, commencing on June 23, 2023, the holders of the common warrants became entitled to exercise the common warrants pursuant to an “alternative cashless exercise” provision, which ’provides that the warrant holder is entitled to receive, for no additional consideration, a number of shares of common stock that is equal to the product of (x) the aggregate number of shares that would be issuable upon exercise of the warrant by means of a cash exercise and (y) 0.50.

These features were modeled using the Monte-Carlo Simulation (“MCS”) methodology that uses the Geometric-Brownian Motion (“GBM”) framework to estimate the fair value of the common warrants. For each trading day until the contractual ’common warrants expiration date, the common stock price was simulated and the resulting payoffs under the “alternative cashless exercise” and the “held until remaining maturity” were compared to arrive at the optimal decision for a hypothetical investor holding the common warrants. The payoff under the elected scenario at a particular day was then discounted back at an appropriate present value factor to conclude on the payoff for that particular trial. This process was repeated for 50,000 trials to conclude on the average payoff to the investor.

The following inputs were used as of June 30, 2023 and as of May 26, 2023:

	As of June 30, 2023	As of May 26, 2023
Underlying stock price	$1.21	$2.16
Exercise price	$4.25	$4.25
Expected volatility	135%	140%
Risk-free rate	4.15%	3.92%
Expected dividend yield	0.00%	0.00%
Expiration life (years)	4.9	5.0

As of May 26, 2023, the fair value of the common warrants was approximately $4.3 million and the fair value of the common stock and prefunded warrants was approximately $0.7 million. Offering costs associated with the common warrants was approximately $1.2 million, while costs associated with the common stock and prefunded warrants was approximately $0.2 million. The offering costs allocated to the warrants were expenses and recorded within general and administrative expenses for the three and six months ended June 30, 2023. The offering costs allocated to the common stock and prefunded warrants are included within additional paid-in capital.

As of June 30, 2023, the fair value of the common warrants was approximately $1.1 million. The change in fair value of approximately $2.4 million is included within the other income (expense) section of the Company's condensed statement of operations for the three and six months ended June 30, 2023. As of June 30, 2023, the value of common stock issued upon exercise of the common warrants was $0.8 million.

5. Balance Sheet Details

The following provides certain balance sheet details (in thousands):

	June 30,	December 31,
	2023	2022
	(unaudited)
Inventories
Raw materials	$970	$1,564
Subassemblies	110	401
Finished goods	6	36
	$1,086	$2,001
Less: inventory reserve	(535)	(1,244)
Total inventories, net	$551	$757
Fixed Assets
Machinery and equipment	$3,781	$3,183
Furniture and office equipment	161	160
Computer equipment and software	4,042	3,824
Leasehold improvements	700	689
Construction in process	39	39
	$8,723	$7,895
Less: accumulated depreciation and amortization	(6,328)	(5,323)
Total fixed assets, net	$2,395	$2,572
Accrued Liabilities
Accrued salaries and benefits	792	1,766
Accrued issuance costs	310	—
Accrued other	427	483
Total accrued liabilities	$1,529	$2,249

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

7. Leases

Finance Leases

The Company leases certain laboratory equipment under arrangements classified on the Company’s balance sheet as lease right-of-use assets-finance and related lease liabilities, and depreciated on a straight-line basis over the lease term ranging from approximately 3 to 7 years. The total gross value of equipment capitalized under such lease arrangements was approximately $4.8 million and $7.2 million at June 30, 2023 and December 31, 2022, respectively. Total accumulated depreciation related to equipment under finance leases was approximately $2.5 million and $4.1 million at June 30, 2023 and December 31, 2022, respectively. Total depreciation expense related to equipment under finance leases during the three months ended June 30, 2023 and 2022 was approximately $0.3 million and $0.2 million, respectively. Total depreciation expense related to equipment under finance leases during the six months ended June 30, 2023 and 2022 was approximately $0.6 million and $0.4 million, respectively.

During the six months ended June 30, 2023, the Company entered into a finance lease for a capital amount of approximately $23,000. Under the terms of the financing agreement, the principal balance plus interest for the equipment are to be paid in 48 monthly installments of approximately $600 totaling approximately $28,000 through June 2027.

During the six months ended June 30, 2022, the Company entered into a finance lease for a capital amount of approximately $107,000. Under the terms of the financing agreement, the principal balance plus interest for the equipment are to be paid in 60 monthly installments of approximately $2,000 totaling approximately $111,000 through August 2027.

Operating Lease

On June 1, 2020, the Company entered into a lease for a 39,000 square foot headquarters, manufacturing and laboratory facility at 9955 Mesa Rim Road in San Diego, California. The lease commenced on December 1, 2020 and is for a term of 127 months from the commencement date.

The following schedule represents the components of lease expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Finance lease cost
Amortization of right-of-use assets	$310	$214	$578	$440
Interest on lease liabilities	41	58	90	106
Operating lease cost	415	414	829	829
Total	$766	$686	$1,497	$1,375

The following schedule represents maturities of operating and finance lease liabilities as of June 30, 2023 (in thousands):

	Finance	Operating
	Minimum	Minimum
	Lease	Lease
	Payments	Payments
2023 (Remaining 6 months)	$484	$816
2024	729	1,672
2025	404	1,715
2026	199	1,762
2027	17	1,805
Thereafter	—	6,714
Total payments	1,833	14,484
Less amount representing interest	(182)	(5,070)
Present value of payments	$1,651	$9,414

The following schedule sets forth supplemental cash flow information related to operating and finance leases for the six months ended June 30, 2023 and 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Other information
Operating cash flows from finance leases	$90	$106
Operating cash flows from operating leases	$813	$791
Financing cash flows from finance leases	$546	$501

The aggregate weighted average remaining lease term was 2.4 years on finance leases and 8.0 years on operating leases as of June 30, 2023. The aggregate weighted average discount rate was 8.4% on finance leases and 12% on operating leases as of June 30, 2023.

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

Stock Options

A summary of stock option activity for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2022	75,336	$98.46	8.86
Granted	—	—
Cancelled/forfeited/expired	(35,313)	109.44
Outstanding at June 30, 2023	40,023	88.78	8.56
Vested and unvested expected to vest, June 30, 2023	39,659	$89.12	7.45

The intrinsic values of options outstanding, options exercisable, and options vested and unvested expected to vest were $0 at both June 30, 2023 and December 31, 2022.

Stock-based Compensation Expense

The following table presents the effects of stock-based compensation related to equity awards to employees and non-employees on the unaudited condensed statements of operations during the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Stock Options
Cost of revenues	$61	$184	$134	$391
Research and development expenses	16	49	50	210
General and administrative expenses	108	245	288	1,497
Sales and marketing expenses	24	107	53	246
Total expenses related to stock options	$209	$585	$525	$2,344

As of June 30, 2023, total unrecognized share-based compensation expense related to unvested stock options was $1.2 million and is expected to be recognized over a weighted-average period of approximately 2.34 years.

9. Common Stock Warrants Outstanding

A summary of common stock warrant activity for the six months ended June 30, 2023 is as follows:

			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual
	Shares	Price Per Share	Term in Years
Outstanding at December 31, 2022	28,149	$690.57	1.25
Issued	2,352,940	$4.25
Exercised	(1,276,031)	$4.25
Expired	(1,865)	$104.85
Outstanding at June 30, 2023	1,103,192	$21.48	4.81

All warrants outstanding at June 30, 2023 and December 31, 2022 are exercisable. The outstanding warrants have expiration dates ranging from August 2023 to May 2028.

The intrinsic value of equity-classified common stock warrants outstanding were $0 at both June 30, 2023 and December 31, 2022.

10. Net Loss per Common Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Because there is a net loss attributable to common stockholders for the six months ended June 30, 2023 and 2022, the outstanding RSUs, warrants, and common stock options have been excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding for the periods presented, as they would be anti-dilutive:

	For the Six Months Ended June 30,
	2023	2022
Common warrants outstanding	1,103,192	28,575
RSUs outstanding	—	1
Convertible preferred stock outstanding (number of common stock equivalents)	1,519	1,519
Common options outstanding	40,023	106,783
Total anti-dilutive common share equivalents	1,144,734	136,878

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

On June 9, 2023, the Company received a notice of default from its landlord under the terms of the Company's lease agreement due to the roof warranty being voided as a direct result of construction work completed after the Company moved into the building. On August 11, 2023, the default was cured by mutual agreement between the landlord and the Company. As of June 30, 2023, the Company has accrued expenses of approximately $0.1 million to remedy the default.

The Company was in mediation with former employees regarding disputed claims for certain sales commissions. Although the Company was not in agreement with their interpretations or claims, the Company entered into settlement negotiations related to the disputed commissions. The matter was resolved in June 2022 for approximately $1.7 million and was recorded within sales and marketing expense.

12. Related Party Transactions

A former member of the Company’s management is the controlling person of Aegea Biotechnologies, Inc., or Aegea. On September 2, 2012, the Company entered into an Assignment and Exclusive Cross-License Agreement, or the Cross-License Agreement, with Aegea. On December 11, 2019, the Company entered into a First Amendment to Assignment and Exclusive Cross-License Agreement with Aegea pursuant to which the Company obtained a royalty bearing license for a certain patent. On May 22, 2022, the Company entered into a Second Amendment to Assignment and Exclusive Cross-License Agreement with Aegea pursuant to which the Company obtained a royalty-free license for a certain patent and Aegea obtained certain patents. The Company agreed to pay Aegea, effective January 1, 2019, a royalty of 10% on the Company’s sale of research use only, or RUO, and import research use only reagents and kits in the field of oncology, where the sample types are tissue, whole blood, bone marrow, cerebrospinal fluid or derivatives of any of the foregoing. As of June 30, 2023 and December 31, 2022, and for the three and six months ended June 30, 2023 and 2022, no royalties have been accrued and no expenses have been incurred by the Company related to this arrangement.

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

Company Overview

We are a molecular oncology diagnostics company that develops and commercializes proprietary clinical diagnostic laboratory assays designed to identify rare tumor cells and cell-free tumor DNA from blood and cerebrospinal fluid, or CSF. The identification and characterization of tumor cells and cell-free tumor DNA in CSF has now become our only development focus following our early commercial expansion into CSF in 2020. This product was branded and trademarked as CNSideTM in April 2021.

The identification of circulating tumor cells, or CTCs, and circulating cell-free tumor DNA and ctDNA, deriving from solid tumors such as breast cancer or lung cancer using a standard blood sample has been described as a “liquid biopsy.” This term reflects the ease with which peripheral blood can be drawn compared to performing a surgical biopsy on a primary tumor site, but this technology is not limited to a peripheral blood approach.

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

Our efforts have culminated in the presentation of our early clinical experience at several leading academic forums, including most recently the San Antonio Breast Cancer Symposium, or SABCS, in December 2021, the American Academy of Neurology in April 2022, and the Annual Society of Neuro Oncology, or SNO, meeting in November 2022. We believe these presentations have illustrated the feasibility of this assay to inform three critical questions important for the care of patients with suspected or confirmed metastatic cancer involving the CNS: Is there tumor (diagnosis)? Is there target (presence of a biomarker to aid treatment selection)? Is there trend (a response to therapy)? We are also starting to see presentations and peer reviewed journal papers from research groups not associated with Biocept that utilize CNSide and where our assay favorably compares to existing standard of care testing, for example, in the journal of clinical breast cancer in June 2022, or at the annual meeting of the American Society of Clinical Oncology in June 2023.

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

Finally, regarding the third clinical question, “Is there trend?” over the past year we have gained considerable experience with cases that have been sampled multiple times over the course of a patient’s treatment. The association of quantitative CSF tumor cell counts with response to treatment has been noted in both lung and breast cancer, as well as other tumors examined. In August 2021, at the SNO Brain Metastases meeting, we presented data obtained from a single institution experience showing how serial monitoring of CSFTCs by CNSide was used to determine the response to treatment in patients with Non-Small Cell Lung Cancer having LM. In November 2021 at SNO, we presented the early findings of several patients with breast cancer having LM which had been followed with multiple CSF samples drawn at different time points on each patient. In April 2022 at the American Academy of Neurology (AAN) meeting, a year of CNSide data for a single breast cancer patient was presented that demonstrated the correlation between the initiation and cessation of therapy and decreases and increases in CSF tumor cells. The downward progression of tumor cell counts has been noted by several treating physicians to correlate with response to treatment and resolution of symptoms. Serial monitoring of genetic alterations present in CSF tumor cells may create opportunities to change the therapy of certain patients throughout treatment. These observations presented in abstracts and poster presentations in 2021 have informed our clinical study strategy which is the basis for our 2022 efforts to further explore these observations in a prospective clinical trial.

Our first CNSide multi-center prospective clinical trial, named FORESEE (NCT05414123) is now enrolling patients at three sites. The FORESEE trial is expected to have two portions. The first portion, which is enrolling now, is a feasibility study that will enroll approximately 32-40 subjects. The primary goal of the feasibility portion is to evaluate the performance of CNSide in monitoring the LM's response to treatment and to assess the impact of CNSide on treatment decisions made by physicians in two cohorts of patients, one with primary Breast cancer and one with primary non-small cell lung cancer lung cancer. In addition, we will assess correlation of CSF Tumor cells with clinical response and evaluate CNSide in its ability to help determine the course of treatment. The feasibility portion of the FORESEE trial is expected to be complete in the first half of 2024. Following the completion of the feasibility portion, we plan to initiate the second portion of the trial, which will be a validation study that will enroll approximately 40-100 subjects. The purpose of the validation study will be to confirm, on a larger patient population, the impact of CNSide in managing leptomeningeal metastases in patients with Breast or NSCLC as well as expand to add additional tumor types and end points. Assuming the results of the trial are favorable, we intend to pursue the inclusion of CNSide in the standard National Comprehensive Cancer Network, NCCN, guideline for diagnosis and monitoring of leptomeningeal metastases disease. With the help of a leading Clinical Research Organization, we have established the infrastructure for the trial, have opened three sites and are now in the process of opening at least three additional clinical sites where patients with breast or non-small cell lung cancer, NSCLC, who have suspicious or confirmed leptomeningeal metastases will be able to enroll.

COVID-19 Pandemic Response Summary

In June 2020, to respond to a national public health emergency precipitated by the COVID-19 pandemic, we introduced molecular testing for SARS-CoV2, the virus responsible for COVID-19, using a United States Food and Drug Administration, or FDA, Emergency Use Authorization, or EUA, based “RT-PCR” method developed by Thermo-Fisher.

During our COVID-19 testing program, we performed more than 1,000,000 assays for customers. We primarily marketed our COVID-19 testing services to skilled nursing facilities in the western United States and to certain community colleges within California.

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

At our corporate headquarters facility located in San Diego, California, we operate a clinical laboratory that is CLIA-certified, CAP accredited and licensed by the California Department of Public Health. In this facility we also develop novel assays that are part of our project pipeline for future commercial launch, and we manufacture our microfluidic channels and various assay reagents used in our testing processes. We also work closely with external manufacturers to outsource certain materials used in our assays such as transport tubes and to manufacture items that we intend to use in the near future to reduce costs and improve efficiency.

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

Commercial Strategy

Our primary commercial strategy is to engage neuro-oncologists, oncologists and other physicians in the United States at private and group practices, hospitals, laboratories and cancer centers to educate them about our unique products and services. In addition, we market our clinical trial and research services to pharmaceutical and biopharmaceutical companies and clinical research organizations.

Our revenue generating efforts are focused in the following areas:

•
providing laboratory services to neuro-oncologists, oncologists and other physicians or healthcare providers treating patients with cancer who use the information we provide in order to determine the best treatment plan for their patients; and
•
providing laboratory services using both our CSF tumor cell and ctDNA assays in order to help pharmaceutical and biopharmaceutical companies run clinical studies establishing the use of novel drug therapies used to treat cancer.

We plan to grow our business by directly offering our CNSide and molecular assays to neuro-oncologists, oncologists and other physicians or health care providers who treat patients with cancer. Based on our product development data, as well as discussions with our key collaborators, we believe that our planned future assays, particularly those related to CSF, should provide important information and clinical value to physicians and their patients.

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

To facilitate market adoption of our products and assays, we anticipate having to successfully complete additional clinical utility studies with clinical samples to generate clinical utility data and then publish our results in peer-reviewed scientific journals, including the FORESEE study for CNSide (NCT05414123). Our ability to complete such clinical studies is dependent upon our ability to leverage our collaborative relationships with leading institutions to facilitate our research, to conduct the appropriate clinical studies and to obtain favorable clinical data. We currently collaborate with key thought leaders, physicians and clinical researchers across the country, including those at Sarah Cannon Research Institute, University of Colorado, Northwestern University Lurie Cancer Center, Stanford University, Penn State University, University of California, San Diego, St John’s Cancer Institute at Santa Monica (formerly John Wayne Cancer Institute), Columbia University, Emory University, Johns Hopkins Medical Institute, University of Texas Southwestern Medical Center, Yale University, Ohio State University, Vanderbilt University, Georgetown University and many others and plan to expand our collaborative relationships to include other key thought leaders at other institutions for the cancer types we target with our CNSide commercialized assays and our planned future assays, as well as for our current and planned future products. Such relationships help us develop and validate the effectiveness and utility of our products, commercialized assays and our planned future assays in specific, clinical settings and provide us access to patient samples and data.

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

Sales and Marketing Expenses. During the periods presented, our sales and marketing expenses consisted principally of personnel and related overhead costs for our sales team and their support personnel, travel and entertainment expenses, and other selling costs including trade shows. As part of a reduction in force that was completed in the first quarter of 2023, we eliminated our field-based sales force in an effort to conserve our cash resources. Once we have adequate resources to do so, as part of our business strategy, we plan to hire and develop a field-based sales force to educate physicians directly on the benefits of our assays and the clinical data supporting them, as well as provide support to and serve as technical specialists for our partners, which will increase our sales and marketing expenses.

General and Administrative Expenses. General and administrative expenses consist principally of personnel-related expenses, professional fees, such as legal, accounting and business consultants, insurance costs, and other general expenses. We expect that our general and administrative expenses will remain relatively flat for the foreseeable future.

Other Income and Expense. Other Income and Expense consist principally of interest expense and the change in fair value of warrant liability. We expect that our other income and expense will decrease as the warrants are exercised and then remain relatively flat for the foreseeable future.

Results of Operations

For the three months ended June 30, 2023 and 2022

The following table sets forth certain information concerning our results of operations for the periods shown (dollars in thousands):

	For the Three Months Ended June 30,		Change
	2023	2022	$	%

Net revenues	$589	$5,819	$(5,230)	(90%)
Costs and expenses:
Cost of revenues	2,550	8,023	(5,473)	(68%)
Research and development expenses	409	1,729	(1,320)	(76%)
General and administrative expenses	3,494	4,300	(806)	(19%)
Sales and marketing expenses	250	1,656	(1,406)	(85%)
Total costs and expenses	6,703	15,708	(9,005)	(57%)
Loss from operations	(6,114)	(9,889)	3,775	(38%)
Other income (expense):
Interest expense, net	(50)	(155)	105	(68%)
Other income, net	91	—	91	100%
Change in fair value of warrant liability	2,442	—	2,442	100%
Total other income (expense):	2,483	(155)	2,638	(1,702%)
Loss before income taxes	(3,631)	(10,044)	6,413	(64%)
Income tax expense	—	—	—	0%
Net loss	$(3,631)	$(10,044)	$6,413	(64%)

Net Revenues

Net revenues were approximately $0.6 million for the three months ended June 30, 2023, compared with approximately $5.8 million for the same period in 2022. The decrease was due to a decrease in COVID-19 testing. In February 2023, the Company ceased COVID-19 testing services.

The net estimated revenue per commercial accession delivered during the three months ended June 30, 2023 was $1,667, based on 322 commercial accessions delivered, while during the three months ended June 30, 2022 it was $74 based on 77,779 commercial accessions delivered. The increase in net revenue per commercial accessions delivered was due to commercial accessions for the three months ended June 30, 2022 being primarily related to COVID-19 testing, whereas for the three months ended June 30, 2023, all commercial accessions were oncology related.

The following table sets forth certain information regarding commercial accessions received during the three months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		Change
	2023	2022	# / $	%
# Commercial accessions delivered	322	77,779	(77,457)	(100%)
$ Value estimated per commercial accession delivered	$1,667	$74	1,593	2,153%

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $2.6 million for the three months ended June 30, 2023, compared with approximately $8.0 million for the same period in 2022. The decrease in costs is primarily associated with our COVID-19 testing ending in February 2023 and a reduction headcount and the associated decrease in salary- and benefit-related expenses. There was approximately a $2.4 million decrease in direct materials and supplies, approximately a $2.2 million decrease in labor costs, and approximately a $0.4 million decrease in freight costs.

Research and Development Expenses. Research and development expenses were approximately $0.4 million for the three months ended June 30, 2023, compared with approximately $1.7 million for the same period in 2022. The decrease is primarily due to a reduction in headcount and an associated decrease in salary- and benefit-related expenses of approximately $0.7 million, as well as approximately a $0.5 million decrease in materials and supplies for non-clinical trial related projects.

General and Administrative Expenses. General and administrative expenses were approximately $3.5 million for the three months ended June 30, 2023, compared with approximately $4.3 million during the same period in 2022. The decrease is primarily due to a reduction in headcount and an associated decrease in salary- and benefit-related expenses of approximately $0.4 million, as well as a decrease in consulting related expenses of approximately $0.2 million as we continue efforts to reduce costs.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $0.3 million for the three months ended June 30, 2023, compared with approximately $1.7 million for the same period in 2022. The decrease is primarily due to a reduction in headcount and an associated decrease in salary- and benefit-related expenses of approximately $0.9 million. Further, a decrease of $0.4 million due to a decrease in consulting, promotion, and outside service-related expenses as we continue efforts to reduce costs.

Other Income (Expense). Other income (expense) was approximately $2.5 million of income for the three months ended June 30, 2023, compared with approximately $0.2 million of expense for the same period in 2022. The increase is primarily due to the $2.4 million gain associated with the change in the fair value of warrant liability. No warrant liability existed for the three months ended June 30, 2022.

Results of Operations

For the six months ended June 30, 2023 and 2022

The following table sets forth certain information concerning our results of operations for the periods shown (dollars in thousands):

	For the Six Months Ended June 30,		Change
	2023	2022	$	%

Net revenues	$1,262	$25,763	$(24,501)	(95%)
Costs and expenses:
Cost of revenues	5,578	18,357	(12,779)	(70%)
Research and development expenses	1,449	3,574	(2,125)	(59%)
General and administrative expenses	6,482	10,556	(4,074)	(39%)
Sales and marketing expenses	965	5,314	(4,349)	(82%)
Total costs and expenses	14,474	37,801	(23,327)	(62%)
Loss from operations	(13,212)	(12,038)	(1,174)	10%
Other (expense) income:
Interest expense, net	(96)	(217)	121	(56%)
Other income, net	91	—	91	100%
Change in fair value of warrant liability	2,442	—	2,442	100%
Total other expense:	2,437	(217)	2,654	(1,223%)
Loss before income taxes	(10,775)	(12,255)	1,480	(12%)
Income tax expense	—	—	—	0%
Net loss	$(10,775)	$(12,255)	$1,480	(12%)

Net Revenues

Net revenues were approximately $1.3 million for the six months ended June 30, 2023, compared with approximately $25.8 million for the same period in 2022. The decrease was due to a decrease in COVID-19 testing. In February 2023, the Company ceased COVID-19 testing services.

The net estimated revenue per commercial accession delivered during the six months ended June 30, 2023 was $342, based on 3,407 commercial accessions delivered, while during the six months ended June 30, 2022 it was $111, based on 230,835 commercial accessions delivered. The increase in net revenue per commercial accessions delivered was primarily due to an increase in the proportion of oncology based accessions.

The following table sets forth certain information regarding commercial accessions received during the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,		Change
	2023	2022	# / $	%
# Commercial accessions delivered	3,407	230,835	(227,428)	(99%)
$ Value estimated per commercial accession delivered	$342	$111	231	208%

Costs and Expenses

Cost of Revenues. Cost of revenues was approximately $5.6 million for the six months ended June 30, 2023, compared with approximately $18.4 million for the same period in 2022. The decrease in costs is primarily associated with our COVID-19 testing ending in February 2023 and a reduction in headcount and the associated decrease in salary- and benefit-related expenses. There was approximately a $6.6 million decrease in direct materials and supplies, approximately a $4.1 million decrease in labor costs, and approximately a $1.3 million decrease in freight costs.

Research and Development Expenses. Research and development expenses were approximately $1.4 million for the six months ended June 30, 2023, compared with approximately $3.6 million for the same period in 2022. The decrease is primarily due to a reduction in headcount and an associated decrease in salary-and benefit-related expenses of approximately $1.1 million, as well as approximately a

$0.6 million decrease in materials and supplies for non-clinical trial related projects. Furthermore, outside service related expenses decreased by approximately $0.2 million as we continue efforts to reduce costs.

General and Administrative Expenses. General and administrative expenses were approximately $6.5 million for the six months ended June 30, 2023, compared with approximately $10.6 million during the same period in 2022. The decrease is predominately due to non-recurring severance and stock-based compensation expenses of approximately $0.9 million and $1.1 million, respectively, incurred in 2022, due to the resignation of our former Chief Executive Officer and Chief Financial Officer. Complying with the terms of their separation agreements, which required, among other terms, payment of salary, annual bonus, COBRA premiums and an acceleration of stock options previously granted. Further, legal expenses decreased by approximately $1.2 million primarily due to costs associated with the sales commission settlement that occurred in 2022. Furthermore, outside service related expenses decreased by $1.1 million as we continue efforts to reduce costs.

Sales and Marketing Expenses. Sales and marketing expenses were approximately $1.0 million for the six months ended June 30, 2023, compared with approximately $5.3 million for the same period in 2022. Sales and marketing expenses decreased primarily due to a reduction in commissions expense of approximately $1.8 million as a result of the commissions settlement that occurred in 2022 and approximately a $1.4 million decrease in salary- and benefit-related expenses due to reduction in sales personnel. Further, a decrease of $0.8 million due to consulting, promotion, and outside service-related expenses as we continue efforts to reduce costs.

Other Income (Expense). Other income (expense) was approximately $2.4 million of income for the six months ended June 30, 2023, compared with approximately $0.2 million of expense for the same period in 2022. The increase is primarily due to the $2.4 million gain associated with the change in the fair value of warrant liability. No warrant liability existed for the six months ended June 30, 2022.

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

Liquidity and Capital Resources

We are actively working to improve our financial position and enable the growth of our business, by raising new capital and generating revenues. As of June 30, 2023, our cash totaled $6.6 million.

Cash Flows

Our net cash flow from operating, investing and financing activities for the periods below were as follows (dollars in thousands):

Cash Flows - Summarized
Our net cash flow from operating, investing and financing activities for the periods below were as follows:

	For the Six Months Ended June 30,
	2023	2022

Cash provided by (used in):
Operating activities	$(9,280)	$(4,972)
Investing activities	(113)	(315)
Financing activities	3,129	(649)
Net decrease in cash	$(6,264)	$(5,936)

Cash Used in Operating Activities. Net cash used in operating activities was approximately $9.3 million for the six months ended June 30, 2023, compared with net cash used by operating activities of approximately $5.0 million for the same period in 2022. The increase in cash used by operating activities is primarily due to a decrease in cash provided by the payor liability of approximately $5.7 million.

Cash Used in Investing Activities. Net cash used in investing activities was approximately $0.1 million for the six months ended June 30, 2023, compared with approximately $0.3 million in the same period in 2022. The decrease in cash used in investing activities relates to a decrease in purchases of property and equipment of approximately $0.1 million. During the six months ended June 30, 2023, we had cash provided of $0.1 million from the sale of property and equipment. There was no equipment sold during the six months ended June 30, 2022.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was approximately $3.1 million for the six months ended June 30, 2023, compared with net cash used in financing activities of approximately $0.6 million for the same period in 2022. The increase in cash provided by financing activities was primarily due to the net cash proceeds of $3.6 million from the underwritten public offering of common stock and pre-funded warrants.

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

In May 2021, we entered into the Sales Agreement with the Sales Agent, under which we may issue and sell from time to time up to $25.0 million of our common stock through or to the Sales Agent, as sales agent or principal. Sales of our common stock under the Sales Agreement are made at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. During the first quarter of 2023, we received net proceeds of approximately $0.4 million from the sale of our common stock and issued 23,903 shares of our common stock at a weighted average price of $17.08 pursuant to the Sales Agreement. We are not eligible to use Form S-3 as of the filing of the Company's most recently filed Annual Report on Form 10-K and consequently may not make any further sales under the Sales Agreement unless and until we file, and the SEC has declared effective, a new shelf registration statement on Form S-3.

On May 26, 2023, we received net cash proceeds of approximately $3.6 million from an underwritten public offering of 876,470 shares of common stock and pre-funded warrants to purchase up to 300,000 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 2,352,940 shares of common stock, at a combined offering price of $4.25 per share and accompanying common warrants or $4.2499 per pre-funded warrant and accompanying common warrants. The pre-funded warrants had an exercise price of $0.0001 per share. As of June 30, 2023, all of the pre-funded warrants were exercised for cash.

As of June 30, 2023, our cash totaled $6.6 million.

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
•
our ability to collect revenues; and
•
other risks discussed in this report.

To fund our current and planned operations in the short-term (within the next 12 months) and long-term (beyond 12 months), we may seek to raise additional capital through public or private equity offerings, debt financing, borrowings or strategic partnerships coupled with an investment in our company or a combination thereof. If we raise additional funds through the issuance of convertible debt securities, or other debt securities, these securities could be secured and could have rights senior to those of our common stock. In addition, any new debt incurred by us could impose covenants that restrict our operations. The issuance of any new equity securities will also dilute the interest of our current stockholders, including potentially due to increased cash payments that may be made to warrant holders in the event of a fundamental transaction. Given the risks associated with our business, including our unprofitable operating history and our ability or inability to develop additional assays, additional capital may not be available when needed on acceptable terms, or at all. There is no assurance that we will be able to raise adequate funds when needed or on favorable terms. If adequate funds are not available when needed, we will need to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, pursue an acquisition of our company at a price that may result in a significant loss on investment to our stockholders, file for bankruptcy, seek other protection from creditors, or liquidate all of our assets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due to the material weaknesses in internal control over financial reporting described below, which have not yet been fully remediated.

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

Following the original issuance of our unaudited condensed financial statements for the three and nine months ended September 30, 2021 included in our quarterly report on Form 10-Q, filed with the SEC on November 15, 2021 (the “Original September 30, 2021 Financial Statements”), we discovered that we had failed to accrue for, and reflect in the Original September 30, 2021 Financial Statements, certain expenses incurred during the third quarter of 2021 in the amount of approximately $1.1 million. This resulted in the restating of our unaudited condensed financial statements as of and for the nine months ended September 30, 2021. We determined that our review control over the completeness and accuracy of our accounts payable did not operate effectively, resulting in a material error in the Original September 30, 2021 Financial Statements.

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

While preparing our financial statements as of and for the year ended December 31, 2022, we discovered that there was an error in the inputs used within the black-scholes calculation for options granted in April 2019. Further, we discovered there was an error associated with the acceleration of stock-based compensation recorded in the unaudited condensed financial statements included in our quarterly report on Form 10-Q for the quarter ended March 31, 2022 (the “Original March 31, 2022 Financial Statements”). We determined that our review control over the completeness and accuracy of information used when calculating stock-based compensation expense did not operate effectively, resulting in a material error in the Original March 31, 2022 Financial Statements.

In addition, we discovered an error in our revenue and accounts receivable reconciliation process, such that the correct accounts receivable and corresponding revenue activity was not properly reflected in the unaudited condensed financial statements included in our quarterly report on Form 10-Q for the quarter ended June 30, 2022 (the “Original June 30, 2022 Financial Statements”). We also discovered through our revenue recognition and accounts reconciliation process that changes in payor class and implicit price concessions were not appropriately reflected in our unaudited condensed financial statements included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (the “Original September 30, 2022 Financial Statements”), which is the period in which they were known. We determined that our review control over the completeness and accuracy of data used in estimating net revenues and accounts receivable, as well as our control over the reconciliation process did not operate effectively, resulting in a material error in the Original June 30, 2022 Financial Statements and the Original September 30, 2022 Financial Statements.

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

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are in the process of implementing certain remedial measures related to our material weaknesses, as described below under “Remediation Actions to Date”.

Remediation Actions to Date

As of June 30, 2023, we implemented certain improvements to our internal control and financial reporting processes to address the material weaknesses identified above. These improvements include the following:

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
•
During the second half of 2022 and during the first half of 2023, we continued the process of designing and implementing controls based off the recommendation from the "Big Four" internal controls review. This includes controls within the purchasing and payables, revenue and receivables, period-end financial reporting, equity and stock-based compensation business processes. Management has begun to test the operating effectiveness of the controls implemented to determine if the stated material weaknesses can be considered remediated.

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
•
If we are unable to increase clinical utilization and reimbursement of our current products, assays and services or successfully develop and commercialize other products, assays and services, our revenues will be insufficient for us to achieve profitability.
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
•
Clinical utility studies are important in demonstrating to both customers and payors an assay’s clinical relevance and value. If the results of those studies do not demonstrate that an assay provides clinically meaningful information and value, commercial adoption of such assay may be slow, which would negatively impact our business.
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
•
We currently rely on third-party suppliers for our specimen collection and transport tubes, or STTs, shipping kits, and critical materials needed to perform our current assays, as well as our planned future products, assays and services, and any problems experienced by them could result in a delay or interruption of their supply to us.
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

Risks Relating to Our Financial Condition and Capital Requirements

We are a molecular oncology diagnostics company with a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability.*

We have historically incurred substantial net losses, including a net loss of approximately $3.6 million and $10.8 million for the three and six months ended June 30, 2023. We experienced reduced demand for our COVID-19 testing services and stopped offering these services in February 2023. We will continue to incur net losses and negative cash flows from operations for the foreseeable future. At June 30, 2023, our accumulated deficit was approximately $309.2 million.

We expect our losses to continue as a result of costs relating to our laboratory operations as well as sales and marketing costs and research and development expenses. These losses have had, and will continue to have, an adverse effect on our working capital, total assets and stockholders' equity. Because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

We need to raise additional capital to continue as a going concern.*

We expect to continue to incur losses for the foreseeable future and will have to raise additional capital to fund our planned operations and to meet our long-term business objectives. We currently expect that our existing resources will only be sufficient to fund our planned operations and expenditures into the fourth quarter of 2023. Management intends to continue its efforts to contain costs and to raise additional capital until we can generate sufficient cash from commercial sales to support operations, if ever. Until we can generate significant cash from operations, including product and assay revenues, we expect to continue to fund our operations with the proceeds from offerings of our equity securities or debt, or transactions involving product development, technology licensing or collaboration. We can provide no assurances that any sources of a sufficient amount of financing will be available to us on favorable terms, if at all. General market conditions resulting from high inflation, high interest rates, global supply chain issues, the Russia-Ukraine conflict, health epidemics or pandemics, bank failures, general economic uncertainty and other macroeconomic factors, as well as market conditions affecting companies in the life sciences industry in general, may make it difficult for us to obtain financing from the capital markets on attractive terms, or at all. Failure to raise additional capital in sufficient amounts when needed would significantly impact our ability to continue as a going concern. The actual amount of funds that we will need and the timing of any such investment will be determined by many factors, some of which are beyond our control. To fund our current and planned operations in the short- and long-term, we may seek to raise additional capital through public or private equity offerings, debt financing, borrowings or strategic partnerships coupled with an investment in our company or a combination thereof. If we raise additional funds through the issuance of convertible debt securities, or other debt securities, these securities could be secured and could have rights senior to those of our common stock. In addition, any new debt incurred by us could impose covenants that restrict our operations. The issuance of any new equity securities will also dilute the interest of our current stockholders. Given the risks associated with our business, including our unprofitable operating history and our ability or inability to develop additional assays, and the current volatility in the equity markets, additional capital may not be available when needed on acceptable terms, or at all. There is no assurance that we will be able to raise adequate funds when needed or on favorable terms. If adequate funds are not available when needed, we will need to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses (through reductions in our workforce or otherwise), sell assets (potentially at a discount to their fair value or carrying value), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, pursue an acquisition of our company at a price that may result in a significant loss on investment to our stockholders, file for bankruptcy, seek other protection from creditors, or liquidate all of our assets.

We expect to continue to incur significant expenses to develop and market products and diagnostic assays, which could make it difficult for us to achieve and sustain profitability.*

In recent years, we have incurred significant costs in connection with the development of our products and diagnostic assays. For the six months ended June 30, 2023 and the year ended December 31, 2022, our research and development expenses were $1.4 million and $6.2 million, respectively, and our sales and marketing expenses were $1.0 million and $7.1 million, respectively. We expect our expenses to be significantly more than our revenues for the foreseeable future and increase as we conduct studies of our current products, assays and services and our planned future products, assays and services, establish our sales and marketing organization, drive adoption of and reimbursement for our products and diagnostic assays and develop new products, assays and services. As a result, we will need to generate significant revenues in order to achieve sustained profitability.

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

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.*

We maintain the majority of our cash in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts often exceed the FDIC insurance limits. If such banking institutions were to fail, we could lose all or a portion of amounts held in excess of such insurance limitations. As noted above, the FDIC recently took control of SVB, Signature Bank, Silvergate Capital Corp and First Republic Bank. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Risks Relating to Our Business and Strategy

If we are unable to increase clinical utilization and reimbursement for our current products, assays and services or successfully develop and commercialize other products, assays and services, our revenues will be insufficient for us to achieve profitability.*

We currently derive substantially all our revenues from reimbursement for our diagnostic assays. We began offering our assays through our Clinical Laboratory Improvement Amendments of 1988, or CLIA, certified CAP accredited, and state-licensed laboratory in 2014. We are in varying stages of research and development for other products and diagnostic assays that we may offer. If we are unable to increase reimbursement for our existing products and diagnostic assays or successfully develop and commercialize other products and diagnostic assays, we will not produce sufficient revenues to become profitable.

If we are unable to execute our strategy for clinical adoption and utilization of our products and diagnostic assays and are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our business.*

We are an early-stage molecular oncology diagnostics company and have engaged in only limited sales and marketing activities for the diagnostic assays we currently offer through our CLIA-certified, CAP accredited, and state-licensed laboratory. Except for net income generated in the first quarter of 2021 as a result of our former COVID-19 testing, our revenue has been insufficient to fund operations.

Although we believe that our current assays and our planned future assays represent a promising commercial opportunity, our products or assays may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market for our products and diagnostic assays and build that market through physician education, awareness programs and the publication of prospective clinical trial results. Gaining acceptance in medical communities requires, among other things, publications in leading peer-reviewed journals of results from studies using our current products, assays and services and/or our planned future products, assays and services. Publications in leading medical journals are subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals would limit the adoption of our current products, assays and services and our planned future products, assays and services.

Our ability to successfully obtain reimbursement for the products and diagnostic assays that we have developed, and may develop in the future, will depend on numerous factors, including:

•
the success of our FORESEE clinical study to evaluate the clinical utility of CNSide in LM patients, and our ability to conduct clinical utility studies of CNSide or other assays in collaboration with key thought leaders to demonstrate their use and value in important medical decisions such as treatment selection;
•
whether CNSide is included in NCCN or other treatment guidelines;
•
whether private health insurers, government health programs and other third-party payors will adopt CNSide in their guidelines, or cover such diagnostic assays in their fee schedules, and, if so, whether they will adequately reimburse us.
•
whether healthcare providers believe such diagnostic assays provide clinical utility;
•
whether the medical community accepts that such diagnostic assays are sufficiently sensitive and specific to be meaningful in-patient care and treatment decisions;
•
our ability to continually source raw materials, STTs, shipping kits, and other products that we sell or consume in our manufacturing process that are of sufficient quality and supply;
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

If we cannot develop products, assays and services to keep pace with rapid advances in technology, medicine and science, our operating results and competitive position could be harmed.*

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. Several new cancer cell and gene therapies have been approved, as well as numerous new cancer drugs, and the pipeline of new oncology drugs in clinical development may increase patient survival time. There have also been advances in methods used to identify patients likely to benefit from these drugs based on analysis of biomarkers. We must continuously develop new products and diagnostic assays and enhance any existing products, assays and services to keep pace with evolving standards of care. Our current products, assays and services and our planned future products, assays and services could become obsolete unless we continually innovate and expand them to demonstrate benefit in the diagnosis, monitoring or prognosis of patients with neurological metastatic cancer. New cancer therapies typically have only a few years of clinical data associated with them, which limits our ability to develop products and diagnostic assays based on, for example, biomarker analysis related to the appearance or development of resistance to those therapies. If we cannot adequately demonstrate the applicability of our current products, assays and services and our planned future products, assays and services to new treatments, by incorporating important biomarker analysis, sales of our products, assays and services could decline, which would have a material adverse effect on our business, financial condition and results of operations.

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

Our business is subject to risks arising from pandemic and epidemic diseases.*

A pandemic or other public health epidemic, poses the risk that we or our employees, contractors, suppliers, courier delivery services and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities. The continued spread of an infectious disease and the measures taken by state and local governments could disrupt the supply chain of material needed for our assays, interrupt our ability to receive samples, impair our ability to perform or deliver the results from our tests, impede patient movement or interrupt healthcare services causing a decrease in test volumes, delay coverage decisions from Medicare and third party payors, delay ongoing and planned clinical trials involving our tests and have a material adverse effect on our business, financial condition and results of operations. The COVID-19 pandemic previously resulted in a number of restrictions to reduce the spread of the disease, including executive orders in California, and several other state and local orders across the country, which, among other things, directed individuals to shelter at their places of residence, directed schools, businesses and governmental agencies to cease non-essential operations at physical locations, prohibited certain non-essential gatherings, and ordered cessation of non-essential travel. The effects of state and local stay-at-home orders may disrupt our business and delay our development programs and regulatory timelines and negatively impact our commercial activities, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations due to a health epidemic or pandemic could negatively impact our business, operating results and financial condition.

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

Companies like Abbott, Danaher and others could develop equipment or reagents in the future as well. Currently, companies like Streck, Roche and Exact Sciences offer STTs, and in the future, companies like Covidien, Beckton Dickinson, Thermo Fisher, and other large medical device companies may develop STTs as well.

There are a number of life science technology companies that are focused on the oncology diagnostic market, such as Thermo Fisher Scientific, Illumina, Abbott Molecular, Bio-Rad, Sysmex, Qiagen, and Roche Diagnostics, that are selling equipment and reagents kits for ctDNA assays and assay panels. These companies compete with our ctDNA assay kit products and STTs. Menarini Silicon Biosystems sells equipment and reagents kits for CTC assays. These companies market their products to specialty laboratories that offer molecular based testing for oncology applications, including national reference laboratory, regional laboratories and pathology laboratories that are part of academic medical centers and hospital systems. These laboratories may purchase these products and develop ctDNA and CTC based laboratory developed tests that are marketed to medical oncologists and pathologists that compete with our lab services.

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

We depend on third parties for the supply of samples and other biological materials that we use in our research and development efforts. If the costs of such samples and materials increase or our third-party suppliers terminate their relationship with us, our business may be materially harmed.*

We have relationships with suppliers and institutions that provide us with samples and other biological materials that we use in developing and validating our current assays and our planned future assays. If one or more suppliers terminate their relationship with us or are unable to meet our requirements for samples, we will need to identify other third parties to provide us with blood samples and biological materials, which could result in a delay in our research and development activities and negatively affect our business. In addition, as we grow, our research and academic institution collaborators may seek additional financial contributions from us, which may negatively affect our results of operations. To the extent that the third parties supplying us with samples or other biological materials are impacted by a health epidemic or pandemic or supply chain issues, our costs and availability of such supplies may be impacted.

We currently rely on third-party suppliers for our STTs, shipping kits, and critical materials needed to perform our current assays, as well as our planned future products, assays and services, and any problems experienced by them could result in a delay or interruption of their supply to us.*

We currently purchase our STTs and raw materials for our microfluidic channels and assay reagents under purchase orders and do not have long-term contracts with most of the suppliers of these materials. If suppliers were to delay or stop producing our STTs, shipping kits, materials or reagents, or if the prices they charge us were to increase significantly, or if they elected not to sell to us, we would need to identify other suppliers. We could experience delays in obtaining STTs, shipping kits, manufacturing the microfluidic channels, or performing assays while finding another acceptable supplier, which could impact our results of operations. The changes could also result in increased costs associated with qualifying the new STTs, shipping kits, materials, or reagents and in increased operating costs. Further, any prolonged disruption in a supplier’s operations could have a significant negative impact on our ability to perform diagnostic assays in a timely manner and sell our products. If our third-party suppliers’ operations are impacted by a health epidemic or pandemic or supply chain issues, we may experience supply delays or interruptions.

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

If we cannot support demand for our current products, assays and services, as well as our planned future products, assays and services, including successfully managing the evolution of our laboratory service, our business could suffer.*

As our product and assay volume grows, we will need to increase our assay capacity, implement automation, increase our scale and related processing, customer service, billing, collection and systems process improvements and expand our internal quality assurance program and technology to support assays on a larger scale. Examples of challenges we may face include, but are not limited to, maintaining the same validated sensitivity in our assays for both CTC and ctDNA analysis as our assay volume increases. We will also need additional clinical laboratory scientists and other scientific and technical personnel to process these additional assays. Any increases in scale, related improvements and quality assurance may not be successfully implemented and appropriate personnel may not be available. As additional products, assays and services are commercialized, we may need to bring new equipment online, implement new systems, technology, controls and procedures and hire personnel with different qualifications. Failure to implement or maintain necessary procedures or to hire the necessary personnel could result in a higher cost of processing or an inability to meet market demand. We cannot assure you that we will be able to perform assays on a timely basis, or procure STTs, shipping kits or other materials we sell, at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of our assay results, or that we will respond successfully to the growing complexity of our operations. If we encounter difficulty meeting market demand or quality standards for our current products, assays and services and our planned future products, assays and services, including with respect to our assays our ability to maintain the sensitivity, specificity, concordance and reproducibility of such assays, our reputation could be harmed, and our future prospects and business could suffer, which may have a material adverse effect on our financial condition, results of operations and cash flows.

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

We may encounter manufacturing problems or delays that could result in lost revenue.*

We currently manufacture our proprietary microfluidic channels at our San Diego facility and intend to continue to do so. We believe we currently have adequate manufacturing capacity for our microfluidic channels. If demand for our current products, assays and services and our planned future products, assays and services increases significantly, we will need to either expand our manufacturing capabilities or outsource to other manufacturers. If we or third-party manufacturers engaged by us fail to manufacture and deliver our microfluidic channels or certain reagents in a timely manner, our relationships with our customers could be seriously harmed. We cannot assure you that manufacturing, or quality control problems will not arise as we attempt to increase the production of our microfluidic channels or reagents or that we can increase our manufacturing capabilities and maintain quality control in a timely manner or at commercially reasonable costs. If we cannot manufacture our microfluidic channels consistently on a timely basis because of these or other factors, it could have a significant negative impact on our ability to perform assays and generate revenues. We may encounter supply chain constraints in obtaining the raw materials needed to manufacture our products for a variety of reasons, including events outside of our control such as a health epidemic or pandemic and geopolitical events.

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

We expect to depend on Medicare and a limited number of private payors for a significant portion of our revenues and if these or other payors stop providing reimbursement or decrease the amount of reimbursement for our current assays and our planned future assays, our revenues could decline.*

Approximately 21% and 36% of total net revenues during the six months ended June 30, 2023 and 2022, respectively, were associated with Medicare and CARES Act reimbursement. Approximately 15% and 16% of total net revenues during the six months ended June 30, 2023 and 2022, respectively, were associated with Blue Cross Blue Shield reimbursement. We cannot assure you that, even if our current assays and our planned future assays are otherwise successful, reimbursement for the currently Medicare and Blue Cross Blue Shield covered portions of our current assays and our planned future assays would, without such contracted payor reimbursement for the capture/enumeration portion, produce sufficient revenues to enable us to reach profitability and achieve our other commercial objectives.

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

If the FDA were to begin requiring approval or clearance of our current products or assays and our planned future products or assays, we could incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval or we could experience decreased demand for, or reimbursement of, our assays.*

We provide our assays as LDTs. Historically, the FDA has exercised enforcement discretion with respect to most LDTs and has not required laboratories that offer LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). In recent years, however, the FDA has stated it intends to end its policy of enforcement discretion and regulate certain LDTs as medical devices. To this end, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs)”, respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The FDA has indicated that it does not intend to modify its policy of enforcement discretion until the draft guidance documents are finalized. In January 2017, the FDA announced that final guidance on the oversight of LDTs would allow for further public discussion. On January 13, 2017 the FDA issued a “Discussion Paper on Laboratory Developed Tests (LDTs),” which states that the material in the document does not represent a final version of the LDT draft guidance documents that were published in 2014 or position of the FDA; rather, the document is a method to encourage additional dialogue. The timing of when, if at all, the draft guidance documents will be finalized is unclear, and even then, the new regulatory requirements are proposed to be phased-in consistent with the schedule set forth in the guidance. Nevertheless, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time. LDTs with the same intended use as a cleared or approved companion diagnostic are defined in FDA’s draft guidance as “high-risk LDTs (Class III medical devices)” for which premarket review would be first to occur.

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

The container we provide for transport of CSF samples from a health care provider to our clinical laboratory, as well as our STTs, may be medical devices subject to the FDA regulation but are currently exempt from pre-market review by the FDA. While we believe that we are currently in material compliance with applicable laws and regulations, we cannot assure you that the FDA or other regulatory agencies would agree with our determination, and a determination that we have violated these laws, or a public announcement that we are being investigated for possible violations of these laws, could adversely affect our business, prospects, results of operations or financial condition.

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

Intellectual Property Risks Related to Our Business

If we are unable to obtain and maintain effective patent rights for our products or services, we may not be able to compete effectively in our markets.*

We rely upon a combination of patents, trade secret protection, and confidentiality agreements to protect the intellectual property related to our technologies, products and services. Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and in other countries with respect to our proprietary technology and products.

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

We, independently or together with our licensors, have filed several patent applications covering various aspects of our products and services. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. For example, our U.S. patent related to our STTs was recently under a reexamination procedure in the U.S. Patent and Trademark Office, or USPTO, and was issued a Reexamination Certificate. Any successful opposition to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any products and services that we may offer. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product or service under patent protection could be reduced.

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

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.*

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

Third parties may assert that we are employing their proprietary technology without authorization. For example, a third party has notified us that it believes our prior commercial use of certain blood collection tubes has infringed patients owned by the third party, and on that basis has suggested that we in-license the patent rights from the third party. This third party has succeeded in a patent infringement jury trial against another party relating to the same patents. We are currently in discussion with the third party and cannot guarantee an outcome that is favorable to us.

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

We may not be successful in obtaining or maintaining necessary rights to our products or services through acquisitions and in-licenses.*

We currently have rights to the intellectual property, under patents that we own, to develop our products and services. Because our programs may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license, or use these proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties that we identify as necessary for our products or services. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment.

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

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.*

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements, the minimum closing bid price requirement, or the minimum stockholders’ equity requirement, Nasdaq may take steps to de-list our common stock. For example, in May 2016 and May 2023, we received a letter from Nasdaq indicating that we are not in compliance with the minimum stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1), and in each of June 2016, November 2016, January 2018, September 2019 and October 2022, we received letters from Nasdaq indicating that we were not in compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on The Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. We were able to regain compliance with the Nasdaq continued listing requirements discussed in the May 2016, June 2016, November 2016, January 2018, September 2019, and October 2022 letters. With respect to the May 2023 letter, we submitted a plan to regain compliance and were granted an extension until November 13, 2023 to regain compliance with the minimum stockholders’ equity requirement. There can be no assurance that we will be able to regain and maintain compliance with the stockholders’ equity requirement. In addition, we were unable to timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which resulted in us not being in compliance with Nasdaq Listing Rule 5250(c)(1). We subsequently filed such Quarterly Report on Form 10-Q within the additional period granted by Nasdaq. However, it is possible that we will be unable to timely file future periodic reports in a timely manner. If we fail to regain and maintain compliance with Nasdaq’s continued listing requirements, Nasdaq may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with Nasdaq’s listing requirements.

Our quarterly operating results may fluctuate significantly.*

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
•
the impact that a health epidemic or pandemic may have on our core oncology business;
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

We had outstanding 2,407,381 shares of common stock as of June 30, 2023, most of which are not subject to resale restrictions under Rule 144 of the Securities Act. In addition, as of June 30, 2023, we had outstanding preferred stock convertible into 1,519 shares of our common stock, options to purchase 40,023 shares of our common stock and 1,103,192 shares of our common stock were issuable upon the exercise of outstanding warrants. Shares issued upon the exercise of stock options generally will be eligible for sale in the public market, except that affiliates will continue to be subject to volume limitations and other requirements of Rule 144 under the Securities Act. The issuance or sale of such shares could depress the market price of our common stock.

In the future, we also may issue our securities if we need to raise additional capital. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then-outstanding shares of our common stock.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired and our public reporting may be unreliable.*

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. In connection with the restatement of our unaudited condensed financial statements as of, and for the three and nine months ended, September 30, 2021, we determined that we had a material weakness as of September 30, 2021, namely that our review control over the completeness and accuracy of our accounts payable did not operate effectively, resulting in a material error in the unaudited condensed financial statements. Subsequently, in connection with the preparation and review of our Annual Report on Form 10-K for the year ended December 31, 2021, management determined that a deficiency existed related to the methods used to develop certain estimates and the timely review of such estimates. Additionally, in connection with the preparation and review of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as well as in connection with the preparation and review of our Annual Report on Form 10-K for the year ended December 31, 2022, management determined that a material weakness existed related to our controls to review and approve certain revenue-related manual journal entries, including the review of the completeness and the accuracy of the information used. In addition, in connection with the preparation and review of our Annual Report on Form 10-K for the year ended December 31, 2022, management determined that a material weakness existed related to our review control over the completeness and accuracy of information used when calculating stock-based compensation expense, which resulted in a material error in the unaudited condensed financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. A material weakness means a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Warrants to purchase common stock issued in our December 2019 and May 2023 public offerings include a right to receive the Black-Scholes value of the unexercised portion of the warrants in the event of a fundamental transaction, which payment could be significant.*

The warrants to purchase shares of common stock issued by us in connection with our December 2019 and May 2023 public offerings provide that, in the event of a “fundamental transaction” that is approved by our board of directors, including, among other things, a merger or consolidation of our company or sale of all or substantially all of our assets, the holders of such warrants have the option to require us to pay to such holders an amount of cash equal to the Black-Scholes value of the warrants. Such amount could be significantly more than the warrant holders would otherwise receive if they were to exercise their warrants and receive the same consideration as the other holders of common stock, which in turn could reduce the consideration that holders of common stock would be concurrently entitled to receive in such fundamental transaction. Any future equity financing we conduct may require us to issue warrants that have a similar feature.

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

3.6	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 16, 2023).
3.7	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-191323), filed with the SEC on September 23, 2013).
3.8	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on September 29, 2017).
3.9	Second Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 24, 2022).
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8 and 3.9.
4.2	Form of Common Stock Warrant (incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-271355), filed with the SEC on May 19, 2023).
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-271355), filed with the SEC on May 15, 2023).
10.1

Purchase Agreement, dated April 10, 2023, by and between Biocept, Inc. and the purchaser named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 10, 2023).

31.1	Certification of Principal Executive and Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

BIOCEPT, INC.

Date: August 14, 2023	By:	/s/ Antonino Morales
Antonino Morales
President and Chief Executive Officer
(Principal Executive and Financial Officer)

Date: August 14, 2023	By:	/s/ Robert Walsh
Robert Walsh
Vice President and Controller
(Principal Accounting Officer)